Form 10KSB
MERRIMAC INDUSTRIES INC
filed 1995-03-30
CIK 706864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31. 1994

Commission file Number 0-11201

Merrimac Industries Inc.
(Exact name of registrant as specified in its charter)

New Jersey                                        22-1642321
(State of incorporation)                    I.R.S Employer Identification No

41 Fairfield Place            West Caldwell, New Jersey        07006
(Address of principal executive offices)

Registrant's telephone number including area code 201-575-1300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(9) of the Act: Common Stock

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X       No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )

     The registrant revenues for the most recent fiscal year were $13,592,787.

     The aggregate market value of Common Stock held by non-affiliates based upon the average price of such stock as quoted on AMEX for March 3, 1995 was $12,939,150 Shares of Common Stock held by each officer and director, have been excluded in that such persons may be deemed to be affiliates.

     Registrant's Common Stock outstanding at March 3 1995 was 1,705,010 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

part I    - Certain  information  contained in the Annual Report to Shareholders
  &          for Fiscal Year Ended December 31, 1994,
part II      filed as Exhibit 13 herewith.

part III  - Certain information contained in the Proxy Statement for April 27,
            1995 Annual Meeting of Shareholders.

                                     PART I


     Merrimac Industries, Inc., was incorporated in 1954 under the laws of the State of New York. Merrimmac Industries, Inc. was reincorporated in New Jersey in 1994 and is hereinafter sometimes referred to as the "Company".

ITEM 1. BUSINESS

General

     The Company manufactures and sells approximately 1, 500 components and subsystems used in signal processing systems (the extraction of useable information from radio signals) in the frequency spectrum of D.C. to 65 GHz. The Company's products are designed to process signals in a wide bandwidth and are of relatively small size and lightweight. When integrated into subsystems, advantages of lower cost and smaller size are realized due to the removal of connectors, cases and headers. The Company" components range in price from twenty dollars to $4,000 and its subsystems range from $500 to $30,000 or more.

     The Company has traditionally developed and offered for sale products built to specific customer needs and standard catalog items. The sales of components and sub-assemblies for use in government applications accounted for approximately 60% of 1994 revenues. Approximately 22% of 1994 revenues were derived from initial orders for products custom designed for specific customer applications, 48% from repeat orders for such products, and 30% from catalog sales.

     The Company's strategy is to be a reliable supplier of high quality technically innovative signal processing products. The Company coordinates its marketing, research and development, and manufacturing operations to develop new products and expand its markets. The Company's marketing and development activities focus on identifying and producing prototypes for new military programs and applications in space, in defense systems, in communications and in medical electronics. The Company's research and development efforts are targeted towards providing customers with more complex, reliable, and compact products at lower costs. Improved production efficiencies and more extensive use of automated test equipment such as Hewlett Packard network analyzers (models 3577, 8505, 8510, 8720 and 8753) resulted in considerable reduction of the set-up time to take measurements, calibration of test equipment and hard copy print out of data. In addition, computerized cost controls such as closed job history, up-to-date work in process costs and selling prices are also enhancing the Company's competitive position. In 1992 the Company purchased laser marking equipment which became fully operational in 1994. Laser marking is now being incorporated into the process of metal packages. This provides totally permanent marking, greater flexibility and lower costs. See also discussion of CAD/CAM in "Research and Developmen below.

     For a discussion of financial information about the business segment, foreign and domestic operations and export sales, reference is made to Note 10 to Consolidated Financial Statements in tne Company's Annual Report to Shareholders for Fiscal Year Ended December 31, 1994 which note is incorporated herein by reference.

Products

     The Company's major product categories are: (1) power dividers/combiners that equally divide input signals or combine coherent signals for nearly lossless power combinations; (2) quadrature couplers that serve to split input signals into two output signals 90 degrees out of phase or combine equal amplitude quadrature signals; (3) hybrid junctions that serve to split input signals into two output signals 180 degrees out of phase or combine equal amplitude signals with 0 degree or 180 degrees out of phase; (4) directional couplers that allow for signal sampling along transmission lines; (5) balanced mixers that convert two input frequencies to another frequency; (6) variable attenuators that serve to control or reduce power flow with distortion; (7) phase shifters that accurately and repeatedly alter a signal's phase transmission to achieve desired signal processing or demodulation; (8) beamformers that permit an antenna to electronically track or transmit a signal;
(9) I&Q networks (a subassembly of circuits which allows two information signals (incident and quadrature to be carried on a single radio signal for use in digital communication and navigational positioning: and (10) solid-state switches that control signal routing. The Company's other product categories include RF converters, vector modulators and a wide variety of specialized integrated assemblies. In the last fiscal year, no one product accounted for more than ten percent of total net sales.

     About 36% of the Company's sales are derived from the sales of products for use in high-reliability space, satellite, and missile applications. These products are designed to withstand severe environments without failure or maintenance over a prolonged period. The Company provides facilities dedicated to the design, development manufacture, and testing of these products along with special program management and documentation personnel. The Company offers products in each of its major categories for high-reliability applications.

     The Company's products are also used in a broad range of other defense and commercial applications, including radar, navigation, electronic warfare and countermeasures, medical electronics, and communications equipment. The Company's products are also utilized in systems to receive and distribute television signals from satellites and through other microwave networks including cellular radio.

Marketing

     The Company markets its products in the United States and Canada directly to customers through a marketing staff comprised of 13 employees and through 15 independent domestic sales organizations The Company's marketing program focuses on identifying new programs and applications for which the Company can develop prototypes leading to volume production orders.

     The Company utilizes approximately 17 sales organizations to market its products elsewhere in the world. Sales to foreign customers amounted to: in fiscal 1994 $3,256,000 (24.0% of sales), in fiscal 1993 $4,129,000 (29.0% of sales) and in fiscal 1992 $3,250,000 (26.1% of sales).

     The Company's customers are primarily major industrial corporations that incorporate the Company's products into a wide variety of defense and commercial systems. The Company's customers include Raytheon, Boeing, Norden, Westinghouse, Martin Marietta, General Electric, Litton Industries, Hughes Aircraft, TRW, Unisys, Magnavox, Motorola and Rockwell International. Sales to any one foreign geographic area did not exceed 10% of net sales for 1994, 1993 or 1992. In 1994 sales to Raytheon Company amounted to 10.0% of net sales and in 1992 sales to General Electric Company amounted to 12.8% . No one company accounted for more than 10% of net sales in 1993.

Research and Development

     During fiscal 1994, 1993 and 1992, research and development expenditures amounted to $398,000, $254,000 and $566,000, respectively. The Company plans to invest development funds at the same level in as in 1994 and will focus its efforts at specific customer application requiring further miniaturization and precision.

     The Company's research and development activities include development of prototypes for new programs and applications and the implementation of new technologies to enhance the Company's competive position. Projects focusing on surface mounted devices (SMD) and micro-electronic assemblies are directed toward development of more circuitry in smaller, lower cost, and more reliable packaging that is easier for customers to integrate into their products. The Company is expanding its use of computer aided design and manufacturing
(CAD/CAM. in order to reduce design and manufacturing costs as well as development time.

Backlog


     The Company manufactures specialized components and subsystems pursuant to firm orders from customers and standard components for inventory. At December 31, 1994, the Company had a firm backlog of orders of approximately $5,112,000. The Company estimates that approximately 90% of the orders in backlog as of December 31, 1994 will be filled within one year. The Company does not consider its business to he seasonal

Competition

     The  Company  encounters  competition  in all phases of its  business.  The
Company competes both domestically and internationally in the military and commercial markets and specifically within the space and communication areas. The Company's competitors consist of entities of all sizes. Generally, the smaller companies offer 1ower prices due to lower overhead expenses, and often larger companies have greater financial resources than the Company. The Company competes with them on a basis of technological performance, quality reliability and dependability in meeting shipping schedules as well as on the basis of price. The Company believes that the above factors have served well in earning the respect and loyalty of many custome in the industry. These factors have enabled the Company over the years to successfully maintain a stable customer base and have directly contributed to the Company's ability to attract new custom

Manufacturing, Assembly and Source of Supply

     Manufacturing operations consist principally of assembly an testing of components and subsystems built from purchased electronic materials and components, fabricated parts, and printed circuits. Manual and semi-automatic methods are employed depending principally upon production volumes. The Company has its own machine shop employing CAD/CAM techniques and etching facilities to handle soft and hard substrate materials. In addition, the Company maintains testing and inspection procedures intended to minimize production errors and enhance product reliability.

     During 1994, the Company continued to implement programs to improve the efficiency of manufacturing operations, and reduce costs. The Company continues to establish more stringent procedures and documentation standards to provide for the prompt transfer of the production of proto-type products from engineering  to  manufacturing  To enhance  the  structure  and quality of these functions, MIL STD 1772 (qualified line certification) and ISO 9001 certification are being investigated for implementation. The efforts so far have increased production efficiency steadily from 1990 to 1994 and with the prospective improvements this trend will continue through 1995 and beyond.

     It is the Company policy to use manufacturing cost savings to enhance, its competitive position.

     Electronic components and raw materials used in the Company products are generally available from a substantial number of qualified suppliers. Some materials are standard items and others are manufactured to the Company's specifications by subcontractors. The Company is not dependent upon any single supplier for components or materials.

Employee Relations

     As of December 31, 1994 the Company employed 119 full time , 2 part time persons. None of the Company's employees are represented by a labor organization. The Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are satisfactory.

     Since 1967, the Company has had a profit sharing plan for its employees and contributes ten percent of its pretax income (before the profit sharing contribution) into the Plan each fiscal year. In 1984, the Company adopted a Savings and Investment Plan permitting employees to invest, by means of salary deductions, up to 16% of their regular compensation with the first 6% of such savings being 25% matched by the Company. In 1985, shareholders approved a Stock Purchase Plan Company employees. Eligible employees, through salary deductions over a period of 27 months may enter into an agreement to purchase that number of shares which equals 10% of annual compensations, at 85% of the market value at the time of the agreement or at the time of purchase, whichever is less. The Plan expired December 31, 1989. April 1990, Company's shareholders approved an amendment to the Plan - extending it for another five years. The Plan expired December 31, 1994.

Patents

     The Company owns 15 patents with respect to certain inventions it developed. Although it has from time to time filed patent applications in connection with the inventions which it believes patentable the Company does not believe that patents or other similar intangib rights afford significant protection from competitors or are material to its business.

ITEM 2. PROPERTIES

Property

     All of the Company's administrative offices and research and production facilities are located in West Caldwell, New Jersey, on a five acre parcel owned by the Company. A 12,000 square-foot plant was built in November 1966; a 13,500 square-foot addition was completed in December 1971; and a 26,300 square-foot addition was completed in July 1980.

     The Company owns all of its land, buildings, laboratory, production and office equipment, as well as its furniture and fixtures. The Company believes that its plant and facilities are well suited for the Company's business and are properly utilized, suitably located and in good repair.

ITEM 3. LEGAL PROCEEDINGS

     On July 1, 1993, the Company filed a $750,000 Amended complaint against the former principals of 785645 Ontario, Ltd., in the United States District Court for the District of New Jersey, for misrepresentations made by them in conjunction with the Stock Purchase Agreement between the parties. On or about November 1, 1993, the former principals filed an action in Ontario Court against the Company for breach of the same Stock Purchase Agreement, fraud, breach of employment agreements, wrongful dismissal, breach of lease and damage to leased premise. The former principals have demanded $(Canadian) 1,000,000 in compensatory and punitive damages. The Company believes that the principals' action is without merit and has been initiated solely as a tactic to forestall the Company's initial action. The Company intends to pursue its action and vigorously contest the former principals' lawsuit. Management does not believe that the outcome will have a material adverse effect on the Company's consolidated financial position or results of operation. Discovery proceedinqs are on going.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.



                                    PART II


ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the American Stock Exchange on July 11, 1988 under the symbol MRM.

     Reference is made to the table captioned "Quarterly Common Stock Data" page 35 of the Company's Annual Report to Shareholder for Fiscal Year Ended December 31, 1994, which is incorporated herein in by reference for information with respect to the high and low bid prices of the Company's Common Stock during the Company's past two fiscal years.

     The Company had approximately 200 holders of record on March 10. 1995.

     Reference is made to Note 9 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders for fiscal Year Ended December 31, 1994, which note is incorporated herein by reference for information with respect to payment of cash dividend in 1994. 1993 and 1992.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     Reference  is made to pages 22 and 23 of the  Company's  Annual  Report  to
Shareholders   for  Fiscal  Year  Ended  December  31,  1994,  which  pages  are incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to pages 24 through 35 of the Company' Annual Report to Shareholders for Fiscal Year Ended December 31, 1994, which pages are incorporated herein by reference with respect to the Company's Financial Statements as of December 31, 1994 and January 1, 1994 and each of the years in the three year periods ended December 31, 1994 and the reports of J.H. Cohn & Company and Ernst & Young LLP included herein on pages 12 and 13, respectively

ITEM 8.    DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The decision to dismiss Ernst & Young LLP as the Company accountants was approved by the Audit Committee of the Board of Directors. During the Company's two most recent fiscal years, prior to dismissal, there had not been any disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, nor had Ernst & Young LLP's reports on the Company's financial statements for such years contained an adverse opinion or a disclaimer of opinion, or been qualified or modified as to uncertainty, audit scope or accounting principles.


                                    PART III

     Pursuant to General Instruction E to Form 10-KSB, portions of information required by items 9-12 is hereby incorporated by reference to the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders (the "Proxy Statement") which the Company filed with the Securities and Exchange Commission on March 27, 1995.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following is a list of the Company's executive officers, their ages and their positions as of December 31, 1994. Generally each executive officer is elected for a term of one year at the re-organizational meeting of the Board of Directors following the annual shareholders meeting.


            Name                       Age        Position

       Charles F. Huber II             65        Chairman

       Eugene W. Niemiec               55        President, Chief Executive
                                                 Officer, Chief Operating
                                                 Officer, Treasurer and
                                                 Chief Financial Officer

       John J. Antonich                61        Vice President
                                                 Secretary/Controller

       John Z. Blahosky                63        Executive Vice President

       Brian R. Dornan                 46        Group Vice President
                                                 Manufacturing

       Anthony N. Ramsden              50        Vice President
                                                 Sales and Marketing










  Family Relationships

     There are no family relationships among the officers listed. All elected officers hold office for one year and until their successors are elected and qualified.

Business Experience of Executive Officers During Past Five Year,


     Mr. Huber, effective September 9, 1994, was elected Chairman of Merrimac Industries, Inc. In addition, he is currently a leveraged buy-out specialist, Chairman of Transnational Industries, Inc., a manufacturing company in Chadds Ford, Pennsylvania and Treasurer and Director of Pannebaker, a custom cabinet company in McAllisterville, Pennsylvania. He has been a managing Director of William D. Witter, Inc., an investment banking organization in New York, New York since 1981.

     Mr. Niemiec, effective September 9, 1994, was elected to the additional offices of Chief Executive Officer, Chief Financial Officer and Treasurer. He continues to hold the offices of President and Chief Operating Officer of the Company which he has held since January 1, 1990. From 1981 to 1990 he served as Executive Vice President and Technical Director of the Company.

     Mr. Antonich has been Vice President Secretary/Controller since prior to 1989.

     Mr. Blahosky, effective January 1, 1990, became Executive, Vice President of the Company. Prior to 1990 he served as Senior Vice President of IF Products.

     Mr. Dornan has been Group Vice President of Manufacturing since joining the Company in 1986.

     Mr. Ramsden has been Vice President of Sales and Marketing since joining the Company in 1986.


ITEM 10.   EXECUTIVE COMPENSATION

     See the information under the caption "EXECUTIVE COMPENSATION" contained in the Proxy Statement, which information is incorporated herein by reference.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     See the information in the table and the notes thereto, under the caption "SHARE OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICE AND CERTAIN SHAREHOLDERS" contained in the Proxy Statement, which information is incorporated herein by reference.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Not applicable.

ITEM 13.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES



                                                                   Annual Report
                                                                         to
                                                                    Shareholders
                                                Form-10KSB              1994
(a) 1. Financial Statements

 Consolidated Balance Sheets at December 31,
     1994 and January 1, 1994                                           24

Fiscal years ended December 31, 1994
  January 1, 1994 and January 2, 1993:

     Consolidated Statements of Income                                  25
     Consolidated Statements of Stockholders'
      Equity                                                            25
     Consolidated Statements of Cash Flows                              26-27

Notes to consolidated financial statements                              28-35

Reports of Independent Public Accountants          12-13
Consents of Independent Public Accountants         14-15


(a) 2. Financial Statement Schedules
       fiscal years ended December 31,
       1994, January 1, 1994 and
       January 2, 1993


       II. - Valuation and qualifying
                accounts - fiscal years               16
                ended December 31, 1994,
                January 1, 1994 and
                Januarv 2. 1993



     All other schedules are omitted since they are not required, not applicable or the information has been included in the financial statements or notes thereto.

(a)   3.   Exhibits

      Exhibit No.

          3 (a) By-Laws of the Company are hereby incorporated by reference to Exhibit C to the Proxy Statement of the Company dated March 18, 1994.

             (b) Certificate of Incorporation of the Company is hereby incorporated by reference to Exhibit B the Proxy Statement of the Company dated
                  March 18, 1994.

         10 (a) Profit Sharing Plan of the Company is hereby incorporated by reference to Exhibit 10(n) to the Company's Registration Statement
                  (No. 2-79455).  *

             (b) 1993 Stock Option Plan of the Company effective March 31, 1993 is hereby incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 which was filed with the Securities and Exchange Commision on September 14, 1993. *

         13       Annual Report to Shareholders for Fiscal Year
                  Ended December 31, 1994.

         22 Subsidiaries of the Registrant. Merrimac International, Inc. FSC is organized under the laws of the United States Virgin Islands, and Merrimac Industries (Ontario) Ltd. is organized under the laws of the Province of Ontario, Canada.

         23 (a) Consent of J.H. Cohen & Company (included on page 14 herein)

             (b) Consent of Ernest & Young LLP (included on page 15 herein).

         27       Financial Data Schedule for Fiscal Year Ended December 31,1994


(b)  -  Reports on Form 8-K

                      No reports onForm 8-K were filed during the fourth quarter of the fiscal year ended
                      December 31, 1994.



  * Indicates that exhibit is a management contract or compensatory plan or arrangement.

                           MERRIMAC INDUSTRIES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
       Years ended December 31, 1994, January 1, 1994 and January 2, 1993



                               Balance at   Additions
                               Beginning    charged to               Balance at
                               of Year      Income      Deductions  End of Year
                               _________________________________________________

1994:
Inventory Valuation account  $ 819,199,   $ 343,739     $ 170,205      $ 992,733


1993:
Inventory Valuation account    872,333      314,085      367,219        819,199


1992:
Inventory Valuation account   1,147,804     460,428       735,899        872,333

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therein duly authorized.


                                            MERRIMAC INDUSTRIES, INC.
                                                  (Registrant)


  Date: March 22, 1995                    By: /s/ Euqene W. Niemiec
                                              ---------------------------
                                             (Eugene W. Niemiec, President,
                                              Treasurer, Principal Executive
                                              Officer, and Principal Financial
                                              Officer)


  Date: March 22, 1995                    By: /s/ John J. Antonich
                                              ---------------------------
                                              (John J. Antonich, Secretary,
                                               Controller and Principal
                                               Accounting Officer)







     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                       Date                     Title


   /s/ Charles F. Huber II             3-22-95                   Director
  -------------------------
      (Charles F. Huber II)

   /s/ Eugene W. Niemiec               3-22-95                   Director
  -------------------------
      (Eugene W. Niemiec)

   /s/ Arthur A. Oliner                3-22-95                   Director
  -------------------------
      (Arthur A. Oliner)

   /s/ John J. Antonich                3-22-95                   Director
  -------------------------
      (John J. Antonich)

   /s/ Mason N. Carter                 3-22-95                   Director
  -------------------------
      (Mason N. Carter)