Form 10QSB
period 1995-03-25
MERRIMAC INDUSTRIES INC
filed 1995-05-09
CIK 706864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter ended MARCH 25, 1995                  Commission file No. 0-11201


                           MERRIMAC INDUSTRIES, INC.
- -------------------------------------------------------------------------------
            (Exact name of the registrant as specified in its charter.)


                 New Jersey                                22-1642321
     -------------------------------                   ------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)



             41 Fairfield Place
         West Caldwell, New Jersey                           07007-0986
      ------------------------------                       --------------
           (Address of principle                             (Zip code)
             executive offices)


Registrant's telephone number, including area code     (201) 575-1300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section S 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__     NO _____.


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicle date.


                  Class                        Outstanding at April 28, 1995
      -----------------------------            -----------------------------
      Common Stock ($.50 par value)                      1,706,063

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             MERRIMAC INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                                                         March 25,
                                                           1995
                                                        ------------
     ASSETS                                             (Unaudited)
     ------
     Current Assets:
       Cash and cash equivalents .......................$ 1,680,697
       Available-for-sale securities (D) .................3,104,998
       Accounts receivable ...............................2,313,131
       Inventories:
         Finished goods ..................................1,127,155
         Work in process .................................1,182,426
         Parts and raw materials .........................1,360,742
                                                          ---------
            Total inventories ............................3,670,323

        Prepaid expenses ...................................127,789
        Prepaid income taxes ...............................104,083
        Deferred income taxes ..............................705,615
                                                         ----------
           Total current assets .........................11,706,636

     Property, plant and equipment ......................12,024,756
        Less accumulated depreciation ....................8,642,498
                                                          ---------
           Net property, plant and equipment .............3,382,258

     Intangible assets, less accumulated
        amortization of $518,909 and $478,124 ..............380,681
     Other assets ..........................................157,235
                                                        -----------
                                                        $15,626,810
                                                         ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     Current Liabilities:
        Accounts payable .................................$ 464,440
        Accrued liabilities ................................985,424
        Income tax payable .................................548,504
                                                         ----------
           Total current liabilities .....................1,998,368
     Deferred income taxes .................................141,500

     Stockholders' equity:
        Common stock, par value $.50 per share:
           Authorized: 5,000,000 shares
                     Mar 25, 1995    Dec 31,1995
           Issued:     2,535,745       2,521,196 shares   1,267,873
        Additional paid-in capital .......................8,621,125
        Retained earnings ...............................10,268,963
        Unrealized holding loss on available-for-
         sale securities, less deferred tax benefit (D)   (109,448)
                                                         ----------
                                                         20,048,513
        Less treasury stock at cost:
                       Mar 25,1995   Dec 31,1994
            Purchased:   830,735     830,735 shares       6,561,571
            Total stockholders' equity ..................13,486,942
                                                         ----------
                                                        $15,626,810
                                                        ===========

See notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)


                                                      TWELVE WEEKS ENDED
                                                Mar 25, 1995       Mar 26, 1994
                                                 -----------       ------------
Net sales ....................................   $ 3,452,193        $3,061,241

Cost and expenses:
   Cost of sales .............................     1,641,120         1,476,270
   Selling, general and
      administrative .........................     1,154,970         1,078,086
                                                   ---------         ---------
                                                   2,796,090         2,554,356
                                                   ---------         ---------
Operating income .............................       656,103           506,885
Other income..................................        49,658            46,087
                                                   ---------         ---------
Income before income taxes ...................       705,761           552,972
Provision for income taxes ...................       256,000           202,000
                                                   ---------         ---------
Net Income ...................................    $  449,761         $ 350,972
                                                  ==========         =========
Net income per common share and common
   and common equivalent share ...............          $.26              $.19
                                                        ====              ====
Cash dividend per share of
   common stock ..............................          $.10              $.10
                                                        ====              ====
Common and common equivalent
   shares outstanding ........................     1,722,932         1,800,942
                                                   =========         =========




See notes to consolidated financial statements.

                          MERRIMAC INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                          Twelve Weeks Ended
                                                    Mar 25, 1995    Mar 26, 1994
Cash flows from operating activities:

   Net Income ......................................  $ 449,761      $ 350,972

   Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization .................    207,943        189,737
     Accounts receivable ...........................   (261,478)       351,430
     Inventories ...................................    (22,493)      (156,937)
     Prepaid expenses ..............................    (44,972)       (12,049)
     Other assets ..................................      9,615           -
     Accounts payable ..............................    146,190         78,259
     Other liabilities .............................     44,550        143,101
     Income taxes payable ..........................    256,147        196,236
                                                      -----------    ----------
      Total adjustments.............................    335,502        789,777
                                                      -----------    ----------
      Net cash provided by operating activities ....    785,263      1,140,749

Cash flows from investing activities:
   Purchase of capital assets ......................   (114,782)      (216,561)
   Proceeds from sales of capital assets ...........        617            160
   Proceeds from maturity of available-for-sale
     security ......................................    300,000            -
                                                      -----------    ----------
      Net cash provided by (used in) investing
         activities ................................    185,835       (216,401)

Cash flows from financing activities:
  Proceeds from the issuance of 14,549 and 26,109
    shares of common stock .........................     90,942         72,854
  Dividend paid ....................................   (170,495)      (176,401)
                                                      -----------    ----------
       Net cash used in financing activities .......    (79,553)      (103,547)
                                                      -----------    ----------
Net increase in cash and cash equivalents               891,545        820,801

Cash and cash equivalents at beginning of quarter ..    789,152        574,107
                                                      -----------    ----------
Cash and cash equivalents at end of quarter ........ $1,680,697     $1,394,408
                                                     ============   ===========

Supplemental disclosures of cash flows information:

  Cash paid during the quarter for:

     Income taxes ...................................$    -         $    5,764
                                                     ============   ===========


See notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnote disclosures otherwise required by Regulation S-X. The financial statements do, however, reflect all adjustments which are, in the opinion of the management necessary for a fair statement of the results of the interim periods presented.

B. Net Income Per Share

   Net income (loss) per share is based upon the weighted average number of common shares and common equivalent shares (based on stock options) outstanding during the period.

C. Fiscal Quarters

   The Company's fiscal year is the 52-53 week period ending on the Saturday closest to December 31. The Company employs 13 four-week accounting periods for closing its books. In the 52 week fiscal year, first, second, and fourth quarter consist of 12 weeks each, third quarter consists of 16 weeks. In the 53 week fiscal year (occurs every five years) the first and second quarter consist of 12 weeks each, the third quarter of 16 weeks and the fourth quarter of 13 weeks. Year 1992 contained 53 weeks.

D. Investments in Securities

   The amortized cost and estimated fair market value of the Company's portfolio of available-for-sale investments in marketable municipal debt securities at March 25, 1995 are set forth below by contractual maturity.

          ------------------------------------------------------------------
          Date Due                       Amortized            Estimated Fair
          (years)                             Cost              Market Value
          ------------------------------------------------------------------
          After 1 through 5              $ 201,137                 $ 192,910
          After 5 through 10             2,786,091                 2,633,829
          After 10                         300,000                   278,257
          ------------------------------------------------------------------
                                        $3,287,228                $3,104,996
          ------------------------------------------------------------------

   The gross unrealized holding loss on available-for-sale securities at March 25, 1995 was $182,232. The loss, net of Federal and State income taxes, is included as a separate component in stockholders' equity. There were no gross unrealized gains.

    Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                            INCOME STATEMENT SUMMARY
                                  (Unaudited)

The following table displays line items in the Consolidated Statements of Income as a percentage of sales.

                                                Percentage of Net Sales
                                                    - Quarter 1 -
                                                     Twelve Weeks
                                                 Ended         Ended
                                                ---------     ---------
                                                March 25,     March 26,
                                                  1995          1994
                                                ---------     ---------
                 Net Sales ..................    100.0%         100.0%

                 Costs and expenses:
                   Cost of sales ............     47.5           48.2
                   selling, general and
                   administrative ...........     33.5           35.2

                                                  81.0           83.4
                                                  ----           ----
                 Operating income............     19.0           16.6
                 Other income................      1.4            1.5
                                                  ----           ----

                 Income before income taxes..     20.4           18.1

                 Provision for income taxes..      7.4            6.6

                 Net income                       13.0%          11.5%
                                                  =====          =====

                             RESULTS OF OPERATIONS

SALES
- -----
     The 1995 first quarter results when compared to fiscal 1994 show order inputs up by 20%, sales and backlog are up 12.8% and 8.3% respectively. This is due to renewed strenght from the Southern California marketplace, particularly for high reliability components for space satellites and from Pacific Rim markets where 1995 export shipments are 49.3% higher than 1994.


COST OF SALES
- -------------
     The cost of sales as a percentage of sales for the first quarter of fiscal 1995 is lower by .7% from 1994 level. The decrease is attributed to lower overhead and improved efficiency throughout the plant due to introduction of TQM principles.


SELLING, GENERAL AND ADMINISTRATIVE
- -----------------------------------
     The SG&A expenses as a percentage of sales show a net decrease of 1.7% for the first quarter of fiscal 1995. Selling, administrative, proposal and development expenses decreased by 3.8% whereas commission and profit sharing expenses incerased by 2.1% due to increased sales and operating income.


OTHER INCOME
- ------------
     Other income represents interest and dividends realized from investments. The increase of approximately $3,500 is due to higher amounts of investments.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------



     The company's liquidity and financial condition remained strong throughout the twelve week period of fiscal 1995. The cash and investment accounts show a balance of $4.7 million. Working capital stood at $9.7 million at the end of the first quarter for both fiscal 1995 and 1994. Current ratio stands at 5.9 and 6.1 respectively.

     The Company invested $114,000 in plant improvements and equipment during the twelve week period of fiscal 1995 compared to $216,00 during the same period of fiscal 1994. In addition the Company paid $170,495 cash dividends in 1995 compared to $176,401 in 1994.

     The company has a $2,500,000 unsecured line of credit agreement with its bank, at the bank's floating prime rate. As of March 25, 1995, the full amount of $2,500,000 was available for future borrowing.

     Management believes that with the liquid resources, the unused line of credit, along with cash flows expected to be generated by operations, the Company will have sufficient resources for currently contemplated operations in fiscal 1995. The company is exploring the possibility of acquiring similar manufacturers of electronic devices as well as establishing a low cost manufacturing facility, although currently has no definite plans or agreements for such activites. Management believes that such activities could be financed through the liquid and capitol resources currently available as described above, and/or through additional borrowing or the issuance of equity securities.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K



         Exhibit No.

          (a) - Statement re Computation of earnings Per Share


          (b) - A report on Form 8-K dated January 30, 1995, was filed with the Exchange re: Registrant's press release regarding the resignation of Paul Terranova and Victor P. Terranova from the Board of Directors of Merrimac Industries, Inc.

Exhibit (11)

                           MERRIMAC INDUSTRIES, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                                  (Unaudited)




                                              TWELVE            TWELVE
                                            WEEKS ENDED       WEEKS ENDED
                                            Mar 25, 1995      Mar 26, 1994
                                            ------------      ------------
Net income ............................      $ 449,761           $ 350,972
                                             =========           ==========


                                              PRIMARY EARNINGS PER SHARE
                                              --------------------------
Average number of shares outstanding
  Common stock ........................      1,708,737           1,771,887
  Stock options (1) ...................         14,195              29,055
                                             ----------          ---------
Shares outstanding as adjusted ........      1,722,932           1,800,942
                                             ==========          =========

Net income per common share and common
 equivalent share ....................            $.26                $.19
                                                  ====                ====


                                            FULLY DILUTED EARNINGS PER SHARE
                                            --------------------------------
Average number of shares outstanding
  Common stock ........................      1,708,737           1,771,887
  Stock options (1) ...................         14,195              29,055
                                             ---------           ---------
Shares outstanding as adjusted ........      1,722,932           1,800,942
                                             =========           =========

Net income per common share assuming
 full dilution .......................            $.26                $.19



(1) Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds thereof.

                                   SIGNATURES


     Pursuant to the requirements of section 13 or 15 (d) of the Securities exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




                                        MERRIMAC INDUSTRIES, INC.
                                        -------------------------
                                               (Registrant)

   Date:  May 5, 1995                   By  /s/ Eugene W. Niemiec
                                        -------------------------------------
                                           (Eugene W. Niemiec, Chief Executive
                                            Officer, Acting Chief Financial
                                            Officer and Treasurer)


   Date:  May 5, 1995                   By  /s/ John J. Antonich
                                        --------------------------------------
                                            (John J. Antonich, Secretary,
                                             Controller and Principle
                                             Accounting Officer)