Form 10QSB
period 1995-06-17
MERRIMAC INDUSTRIES INC
filed 1995-07-28
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter ended June 17, 1995                   Commission file No. 0-11201


                           MERRIMAC INDUSTRIES, INC.
- -------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


        New Jersey                                           22-1642321
- -------------------------------                     --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)



     41 Fairfield Place
     West Caldwell, New Jersey                                07007-0986
- -------------------------------                      -------------------------
        (Address of principal                                 (Zip code)
         executive offices)



Registrant's telephone number, including area code (201) 575-1300
                                                   --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section S 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at July 24, 1995
- -----------------------------                  -----------------------------
Common Stock ($.50 par value)                         1,713,293

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                        JUN 17,
                                                          1995
                                                      (Unaudited)
ASSETS
- ------
Current Assets:
  Cash and cash equivalents ....................... $   1,018,154
  Available-for-sale securities (D) ...............     3,182,858
  Accounts receivable .............................     2,349,029
  Inventories:
    Finished goods ................................     1,166,697
    Work in process ...............................     1,381,035
    Parts and raw materials .......................     1,288,198
                                                    -------------
      Total inventories ...........................     3,835,930

   Prepaid expenses ...............................       134,379
   Prepaid income taxes ...........................       104,083
   Deferred income taxes ..........................       674,372
                                                    -------------
      Total current assets ........................    11,298,805

Property, plant and equipment .....................    12,128,468
  Less accumulated depreciation ...................     8,806,282
                                                    -------------
      Net property, plant and equipment ...........     3,322,186

Intangible assets, less accumulated
  amortization of $559,694 ........................       339,896
Other assets ......................................       147,620
                                                    -------------

                                                    $  15,108,507
                                                    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------
Current Liabilities:
  Accounts payable ................................ $     345,150
  Accrued liabilities .............................       898,723
  Income tax payable ..............................        35,301
                                                    -------------
      Total current liabilities ...................     1,279,174

Deferred income taxes .............................       141,500

Stockholders' equity:
  Common stock, par value $.50 per share:
    Authorized:  5,000,000 shares
    Issued:  2,542,645 shares                           1,271,323
  Additional paid-in capital ......................     8,662,969
  Retained earnings ...............................    10,377,580
  Unrealized holding loss on available-for-sale
   securities, less deferred tax benefit (D) ......        62,468
                                                    -------------
                                                       20,249,404
  Less treasury stock at cost:
    Purchased: 830,735 shares                           6,561,571
                                                    -------------
     Total stockholders' equity ...................    13,687,833
                                                    -------------
                                                    $  15,108,507
                                                    =============


See notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                   TWELVE WEEKS ENDED    TWENTY-FOUR WEEKS ENDED
                                   ------------------    -----------------------
                                    June 17,   June 18,    June 17,   June 18,
                                     1994       1994        1995       1994
                                   ---------   --------   ---------   ---------
Net sales ....................... $3,076,952  $3,430,526  $6,529,145  $6,491,767

Cost and expenses:
  Cost of sales .................  1,649,584   1,705,059   3,290,704   3,181,329
  Selling, general and
    administrative ..............  1,032,789   1,294,686   2,187,759   2,372,772
                                   ---------   ---------   ---------   ---------
                                   2,682,373   2,999,745   5,478,463   5,554,101
                                   ---------   ---------   ---------   ---------

Operating income ................    394,579     430,781   1,050,682     937,666
Other income ....................     45,229      37,402      94,887      83,489
                                   ---------   ---------   ---------   ---------

Income before income taxes ......    439,808     468,183   1,145,569   1,021,155

Provision for income taxes (D) ..    160,000     169,000     416,000     371,000
                                   ---------   ---------   ---------   ---------

Net income ...................... $  279,808  $  299,183  $  729,569  $  650,155
                                  ==========  ==========  ==========  ==========

Net income per common share
  and common equivalent
  share .........................       $.16        $.17        $.42        $.36
                                        ====        ====        ====        ====

Cash dividend per share of
  common stock ..................       $.10        $.10        $.20        $.20
                                        ====        ====        ====        ====

Common and common equivalent
  shares outstanding ............  1,744,781   1,802,600   1,740,024   1,801,955
                                   =========   =========   =========   =========


See notes to consolidated financial statements

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                         Twenty-four Weeks Ended
                                                         -----------------------
                                                        Jun 17,       Jun 18,
                                                          1995          1994
                                                        -------       -------
Cash flows from operating activites:

Net Income ........................................   $  729,569     $  650,155

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization....................      418,761        387,290
  Accounts receivable..............................     (297,376)       179,232
  Inventories......................................     (188,100)      (104,149)
  Prepaid expenses.................................      (51,562)       (29,709)
  Other assets.....................................       19,230            -
  Accounts payable.................................       26,900        103,883
  Other liabilities................................      (42,151)       116,100
  Income taxes payable.............................     (257,056)      (217,095)
                                                      -----------    ----------
     Total adjustments.............................     (371,354)       435,552
                                                      -----------    ----------
     Net cash provided by operating activites......      358,215      1,085,707

Cash flows from investing activities:
  Purchase of capitol assets.......................     (224,379)      (561,976)
  Proceeds from sales of capitol assets............        617            412
  Proceeds from maturity of available-for-sale
    security.......................................      300,000        250,000
                                                      -----------     ---------
     Net cash provided by (used in) investing
       activities..................................       76,238       (311,564)

Cash flows from financing activities:
  Proceeds from the issuance of 21,449 and 34,642
    shares of common stock.........................      136,235        142,472
  Dividend paid....................................     (341,686)      (353,756)
                                                      -----------     ---------
     Net cash used in financing activities.........     (205,451)      (211,284)
                                                      -----------     ---------
Net increase in cash and cash equivalents..........      229,002        562,859

Cash and cash equivalents at beginning of year.....      789,152        574,107

Cash and cash equivalents at end of period.........  $ 1,018,154    $ 1,136,966
                                                     ===========    ===========

Supplemental disclosures of cash flows information:

  Cash paid during the quarter for:

    Income taxes...................................    $ 673,203      $ 588,095
                                                       =========      =========


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

D. Investments in Securities

   The amortized cost and estimated fair market value of the Company's portfolio of available-for-sale investments in marketable municipal debt securities at June 17, 1995 are set forth below by contractual maturity.

- --------------------------------------------------------------------------------
  Date Due                           Amortized                  Estimated Fair
   (years)                             Cost                      Market Value
- --------------------------------------------------------------------------------
After 1 through 5                   $  201,145                   $  198,750
After 5 through 10                   2,785,720                    2,701,253
After 10                               300,000                      282,853
- --------------------------------------------------------------------------------
                                    $3,286,865                   $3,182,856
- --------------------------------------------------------------------------------


   The gross unrealized holding loss on available-for-sale securities at June 17, 1995 was $104,009. The loss, net of Federal and State income taxes, is included as a separate component in stockholder's equity. There were no gross unrealized gains.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                            INCOME STATEMENT SUMMARY
                            ------------------------
                                  (Unaudited)


The following table displays line items in the Consolidated Statements of Income as a percentage of sales.





                                          Percentage of Net Sales
                                          -----------------------
                                      -Quarter 2-        Year-to-Date
                                      -----------        ------------
                                     -12-    Weeks       -24-     -24-
                                     -------------       -------------
                                    Ended    Ended      Ended    Ended
                                    -----    -----      -----    -----
                                    Jun 17   Jun 18     Jun 17   Jun 18
                                     1995     1994       1995     1994
                                    ------   ------     ------   ------

Net sales.........................  100.0%   100.0%     100.0%   100.0%

Costs and expenses:
  Cost of sales...................   53.6     49.7       50.4     49.0
  Selling, general and
  administrative..................   33.6     37.7       33.5     36.6
                                     ----     ----       ----     ----
                                     87.2     87.4       83.9     85.6
                                     ----     ----       ----     ----

Operating income..................   12.8     12.6       16.1     14.4
Other income......................    1.5      1.0        1.5      1.3
                                     ----     ----       ----     ----

Income before income taxes........   14.3     13.6       17.6     15.7

Provision for income taxes........    5.2      4.9        6.4      5.7
                                     ----     ----       ----     ----

Net income........................    9.1%     8.7%      11.2%    10.0%
                                     =====    =====      =====    =====

                             RESULTS OF OPERATIONS
                             ---------------------



SALES
- -----
     The results for the first two quarters affirm that Merrimac is in a growth mode for 1995. When compared to 1994, the second quarter's sales decreased by 10.3% primarily due to customer required delivery dates being pushed forward into the third and fourth quarters of 1995. While sales for the twenty-four week period show an increase of only 0.6% when compared to the same period of fiscal 1994, the booking of new orders for the twenty-four week period is up by 24%. The ongoing increase is attributed to order inputs from the commercial and international business sectors. Our backlog also shows an increase of 34% when compared to 1994 level.



COST OF SALES
- -------------
     The cost of sales as a percentage of sales for the second quarter and twenty-four week period of fiscal 1995 are up by 3.9% and 1.4% respectively when compared to fiscal 1994. The higher cost of sales is being attributed to a slight decrease in manufacturing efficiency due to extended working hours and also, a number of shipments with higher than normal cost of sales levels.


SELLING, GENERAL AND ADMINISTRATIVE
- -----------------------------------
     The SG&A expenses as a percentage of sales for the second quarter and twenty-four week period of fiscal 1995 are down by 4.1% and 3.1% respectively when compared to fiscal 1994. Decreases occured in all areas of SG&A pool for the second quarter with just slight increases in commission and profit sharing expenses for the twenty-four week period when compared to 1994.



OTHER INCOME
- ------------
     Other income represents interest realized from investments. The increase of approximatley 0.2% is due to higher returns on investments.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


     The Company's liquidity and financial condition remained strong throughout the twenty-four week period of fiscal 1995. The cash and investments accounts show a balance of $4.2 million. Working capital stood at $9.1 million at the end of the secondquarter for fiscal 1995 compared to $9.8 million in 1994. Current ratio stands at 8.8 and 7.6 respectively.

     The company invested $224,000 in plant improvements and equipment during the twenty-four week period of fiscal 1995 compared to $562,000 during the same period of fiscal 1994. In addition the Company paid $341,686 cash dividends in 1995 compared to $353,756 in 1994.

     The Company has a $2,500,000 unsecured line of credit agreement with its bank, at the bank's floating prime rate. As of June 17, 1995, the full amount of $2,500,000 was available for future borrowing.

     Management believes that with the liquid resources, the unused line of credit, along with cash flows expected to generated by operations, the Company will have sufficient resources for currently contemplated operations in fiscal 1995. The Company is exploring the possibility of acquiring similar manufacturers of electronic devices as well as establishing a low cost manufacturing facility, although currently has no definite plans or agreements for such activities. Management believes that such activities could be financed through the liquid and capital resources currently available as described above, and/or through additional borrowing or the issuance of equity securities.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     On May 18, 1995, the Company commenced a lawsuit in the Superior Court of New Jersey, Chancery Division, Essex County, against Electromagnetic Technologies, Inc., Microwave Research and Development, Inc., and five former employees of Merrimac. The lawsuit seeks damages on account of acts of unfair competition and the breach by defendants of certain covenants not to compete and other agreements in connection with the acquisition by the Company of assets of Microwave Reasearch and Development, Inc., in May 1992. No responsive pleadings have been filed by the defendants. However, the Company anticipates that the defendants will counterclaim for breach of contract and amounts claimed to be due pursuant to the acquisition transaction. In the opinion of managment, resolution of this lawsuit, including any damages that might arise out of the anticipated counterclaims, will not have a material impact on the Company's finacial condition.


Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  Date of the Meeting:     April 27,1995
               Annual Stockholders Meeting.

          (b)  Election of (5) Directors
                                        Elected
                                        -------
               Nominated:               Yes  No
                                        ---  --
               Charles F. Huber II       X
               Eugene W. Niemiec         X
               Arthur A. Oliner          X
               John J. Antonich          X
               Mason N. Carter           X

                                            For       Against      Abstain
                                         ---------   ---------    ---------
          (c)  Approve the 1995 Stock
               Purchase Plan               835,740     22,861       9,061

               Proposition was approved

          (d)  Approve appointment of
               independent auditors       1,466,873     5,400       4,572

               Proposition was approved

Item 6.   Exhibits

          Exhibit No.
          -----------
               (4) - Specimen certificate of the Common Stock of the
                     Company  *

               (11) - Statement re Computation of Earnings Per Share

                   The Company did not file any reports on Form 8-K
                during the quarter for which this report is filed.


- -------------------------------


          * Incorporated herein by reference to the Company's Registration Statement (No. 2-79455) on Form S-1 effective October 29, 1982.

Exhibit (11)


                           MERRIMAC INDUSTRIES, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                       ---------------------------------
                                  (Unaudited)


                                            TWELVE         TWENTY-FOUR
                                          WEEKS ENDED      WEEKS ENDED
                                          -----------      -----------
                                            June 17,         June 17,
                                              1995             1995
                                          -----------      -----------

Net income ............................   $  279,808       $  729,569
                                          ==========       ===========


                                           PRIMARY EARNINGS PER SHARE
                                           --------------------------

Average number of shares outstanding
   Common stock........................     1,721,274        1,715,006
   Stock options (1)...................        14,664           14,790
                                            ---------        ---------

Shares outstanding as adjusted.........     1,735,938        1,729,796
                                            =========        =========

Net income per common share and common
   equivalent share....................          $.16             $.42
                                                 ====             ====


                                         FULLY DILUTED EARNINGS PER SHARE
                                         --------------------------------

Average number of shares outstanding
   Common stock........................     1,721,274        1,715,006
   Stock options (1)...................        23,507           25,018
                                            ---------        ---------

Shares outstanding as adjusted.........     1,744,781        1,740,024
                                            =========        =========

Net income per common share assuming
   full dilution.......................          $.16             $.42
                                                 ====             ====


(1) Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds thereof pursuant to the treasury stock method.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: July 27, 1995                 By /s/   Eugene W. Niemiec
                                           -----------------------------------
                                           (Eugene W. Niemiec, Chief Executive
                                            Officer, Acting Chief Financial
                                            Officer and Treasurer)


    Date: July 27, 1995                 By /s/   John J. Antonich
                                           -----------------------------------
                                           (John J. Antonich, Secretary,
                                            Controller and Principal
                                            Accounting Officer)