Form 10QSB
period 1995-10-07
MERRIMAC INDUSTRIES INC
filed 1995-11-21
CIK 706864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter ended October 7, 1995                  Commission file No. 0-11201
                  ----------------                                     --------

                            MERRIMAC INDUSTRIES, INC.
-------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


              New Jersey                                      22-1642321
-------------------------------------                    ---------------------
   (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)



            41 Fairfield Place
            West Caldwell, New Jersey                         07007-0986
        -------------------------------                     ----------------
             (Address of principal                            (Zip Code)
               Executive offices)


Registrant's telephone number, including area code            (201) 575-1300
                                                            -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section S 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes _______ No_______.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                               Outstanding at November 7, 1995
   --------------------------               -----------------------------------
   Common Stock ($.50 par value)                       1,625,148

Part I.  Financial Information

Item 1.  Financial Statements

                            MERRIMAC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                ------------------------------------------------

                                                                   October 07,
                                                                      1995
                                                                ---------------
ASSESTS                                                             (Unaudited)
-------
Current Assets:
         Cash and cash equivalents ...............................   $ 2,470,461
         Available-for-sale securities (D)........................     3,038,664
         Accounts receivable .....................................     1,835,730
         Inventories:
                  Finished goods .................................     1,070,449
                  Work in process ................................     1,454,331
                  Parts and raw materials ........................     1,359,530
                                                                     -----------
                           Total Inventories .....................     3,884,310

         Prepaid expenses ........................................       124,457
         Prepaid income taxes ....................................       104,083
         Deferred income taxes ...................................       652,644
                                                                     -----------
                           Total current assets ..................    12,110,349

         Property, plant and equipment ...........................    12,245,811
              Less accumulated depreciation ......................     9,039,459
                                                                     -----------
                           Net property, plant and equipment .....     3,206,352

         Intangible assets, less accumulated
              amortization of $614,074 ...........................       285,516
         Other assets ............................................       134,800
                                                                     -----------
                                                                     $15,737,017
                                                                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current Liabilities:
         Accounts payable ........................................   $   429,975
         Accrued liabilities .....................................       962,990
         Income tax payable ......................................       166,801
                                                                     -----------
                  Total current liabilities ......................     1,559,766

Deferred income taxes ............................................       141,500

Stockholders' equity:
         Common stock, par value $.50 per share:
               Authorized: 5,000,000 shares
               Issued: 2,545,530 shares ..........................     1,272,765
         Additional paid-in capitol ..............................     8,679,296
         Retained earnings........................................    10,675,100
         Unrealized holding loss on available-for-sale
           securities, less deferred tax benefit (D) .............        29,793
                                                                     -----------
                                                                      20,597,368

         Less treasury stock at cost:
             Purchased: 830,739 shares ...........................     6,561,617
                     Total stockholders' equity ..................    14,035,751
                                                                     -----------
                                                                     $15,737,017
                                                                     ===========

See notes to consolidated financial statements.

                            MERRIMAC INDUSTRIES, INC
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)


                               SIXTEEN WEEKS ENDED        FORTY WEEKS ENDED
                                OCT 07      OCT 08        OCT 07       OCT 08
                                 1995        1994          1995         1994
                              ---------     ---------   ----------   -----------
Net Sales................... $4,355,200    $3,948,675  $10,884,345  $10,440,442

Cost and expenses:
     Cost of sales .........  2,300,286     2,059,412    5,590,990    5,240,741
     Selling, general and
       administrative.......  1,399,129     1,435,437    3,586,888    3,808,209
                             ----------    ----------   ----------   ----------
                              3,699,415     3,494,849    9,177,878    9,048,950
                             ----------    ----------   ----------   ----------
Operating income............    655,785       453,826    1,706,467    1,391,492
Other income................     68,235        49,024      163,122      132,513
                             ----------    ----------   ----------   ----------
Income before income taxes..    724,020       502,850    1,869,589    1,524,005

Provision for
   income taxes (D).........    255,000       194,000      671,000      565,000
                             ----------    ----------   ----------   ----------
Net income.................. $  469,020    $  308,850   $1,198,589   $  959,005
                             ==========    ==========   ==========   ==========

Net income per common share
  and common equivalent
  share.....................       $.26          $.18         $.68         $.54
                                   ====          ====         ====         ====

Cash dividend per share of
   common stock.............       $.10          $.10         $.30         $.30
                                   ====          ====         ====         ====

Common and common equivalent
    shares outstanding......  1,769,915     1,738,953    1,765,402    1,775,931
                              =========     =========    =========    =========




See notes to financial statements

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   (Unaudited)


                                                        Forty Weeks Ended
                                                       Oct 07,        Oct 08,
                                                        1995           1994
                                                       --------       -------

Cash flows from operating activities:

     Net Income ...................................  $1,198,589     $  959,005

     Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation and amortization............     705,361        667,760
          Accounts receivable......................     215,923        259,674
          Inventories..............................    (236,480)       (53,235)
          Prepaid expenses.........................     (41,640)        22,279
          Other assets.............................      32,050           --
          Accounts payable.........................     111,725         54,043
          Other liabilities........................      22,116        (15,800)
          Income taxes payable.....................    (125,556)      (254,295)
                                                     -----------     ----------
              Total adjustments....................     683,499        680,426
                                                     -----------     ----------
              Net cash provided by
                operating activities...............   1,882,088      1,639,431

Cash flows from investing activities:
     Purchase of capital assets....................    (341,723)    (1,014,094)
     Proceeds from sales of capital assets.........         617         13,349
     Proceeds from maturity of available-for-sale
         securities................................     499,503        400,000
                                                     -----------    -----------
     Net cash provided by (used in) investing
         activities................................     158,397       (600,745)
Cash flows from financing activities:
     Proceeds from the issuance of 24,334 and
      45,723 shares of common stock................     154,005        214,361
     Purchase of treasury stock at cost............         (46)      (903,906)
     Dividends paid................................    (513,135)      (521,893)
                                                     -----------    -----------
          Net cash used in financing activities....    (359,176)    (1,211,438)

Net increase (decrease) in cash and
    cash equivalents...............................   1,681,309       (172,752)

Cash and cash equivalents at beginning of year.....     789,152        574,107
                                                     -----------    -----------
Cash and cash equivalents at end of period.........  $2,470,461     $  401,355
                                                     ===========    ===========

Supplemental disclosures of cash flows information:

     Cash paid during the quarter for:

          Income taxes.............................  $  796,703     $  819,295
                                                     ===========    ===========


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

D.   Investments in Securities

     The amortized cost and estimated fair market value of the Company's portfolio of available-for-sale investments in marketable municipal debt securities at October 7, 1995 are set fourth below by contractual maturity.

     --------------------------------------------------------------------------
     Date Due                        Amortized                Estimated Fair
     (years)                           Cost                    Market Value
     --------------------------------------------------------------------------
     After 1 through 5             $  201,120                  $  198,640
     After 5 through 10             2,587,147                   2,550,516
     After 10                         300,000                     289,506
     --------------------------------------------------------------------------
                                   $3,088,267                  $3,038,662

     The gross unrealized holding loss on available-for-sale securities at October 7, 1995 was $49,606. The loss, net of Federal and State income taxes, is included as a separate component in stockholders' equity. There were no gross unrealized gains.

 Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                            INCOME STATEMENT SUMMARY
                            ------------------------
                                  (Unaudited)

The following table displays line items in the Consolidated Statements of Income as a percentage of sales.


                                             Percentage of Net Sales
                                          -------------------------------
                                          -Quarter 3-       Year-to-Date
                                          -----------       -------------
                                          -16-   Weeks      -40-   Weeks
                                          -------------     --------------
                                         Ended   Ended      Ended  Ended
                                         -----   -----      -----  -----
                                         Oct 7   Oct 8      Oct 7  Oct 8
                                         1995    1994       1995   1994
                                         -----   -----      -----  -----

Net sales .............................  100.0%  100.0%     100.0%  100.0%

Costs and expenses:
     Cost of sales ....................   52.8    52.1       51.4    50.2
     Selling, general and
        administrative ................   32.1    36.4       32.9    36.5
                                         ------  ------     ------  ------
                                          84.9    88.5       84.3    86.7
                                         ------  ------     ------  ------
Operating income ......................   15.1    11.5       15.7    13.3
Other income ..........................    1.5     1.2        1.5     1.3
                                         ------  ------     ------  ------
Income begore income taxes ............   16.6    12.7       17.2    14.6

Provisions for income taxes ...........    5.8     4.9        6.2     5.4
                                         ------  ------     ------  ------
Net income ............................   10.8%    7.8%      11.0%    9.2%
                                         ======  ======     ======  ======

                             RESULTS OF OPERATIONS
                             ---------------------

SALES
-----

     The results for the first three quarters affirm that Merrimac is still in a growth mode for 1995. When compared to 1994, the third quarter's sales increased by 10.3%. Sales for the forty week period show an increase of 4.2% when compared to the same period of fiscal 1994. The booking of new orders for the forty week period is up by 13.5%, the increase is attributed to order inputs from the commercial and international business sectors. Our backlog also shows an increase of 25.1% when compared to 1994 level.


COST OF SALES
-------------

     The cost of sales as a percentage of sales for the third quarter and forty week period of fiscal 1995 are up by .7% and 1.2% respectively when compared to fiscal 1994. The higher cost of sales is attributed to a number of factors: diversion of productive labor to training in TQM and ISO-9000 Quality Standards, shipments of prototypes for programs which are still in the development phase, and the effects of merit/incentive raises given to employees at the end of the second quarter.


SELLING, GENERAL AND ADMINISTRATIVE
-----------------------------------

     The SG&A expenses as a percentage of sales for the third quarter and forty week period of fiscal 1995 are down 4.3% and 3.6% respectively when compared to fiscal 1994. Increases in commission and profit sharing expenses due to higher commission rates and operating income, were offset by decreases in administrative, selling, proposal and development expenses for both the third quarter and forty week period.


OTHER INCOME
------------

     Other income represents interest realized from investments. The increase of approximately 0.2% is due to an increase in short term investments classified as cash equivalents and higher yields on these investments.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


     The Company's liquidity and financial condition remained strong throughout the forty week period of fiscal 1995. The cash and invesment accounts show a balance of $5.5 million. Working capital stood at $10.5 million at the end of the third quarter for fiscal 1995 compared to $8.7 million in 1994. Current ratios were at 7.8 and 7.7 repectively.

     The Company invested $342,000 in plant improvements and equipment during the forty week period of fiscal 1995 compared to $1,014,000 during the same period of fiscal 1994. In addition the Company paid $513,000 cash dividends in 1995 compared to $522,000 in 1994.

     The Company has a $2,500,000 unsecured line of credit agreement with its bank, at the bank's floating prime rate. As of October 7, 1995, the full amount of $2,500,000 was available for future borrowing.

     Management believes that with the liquid resources, the unused line of credit, along with cash flows expected to be generated by operations, the Company will have sufficient resources for currently contemplated operations in fiscal 1995. The Company is exploring the possiblity of acquiring similar manufacturers of electronic devices, although currently has no definite plans or agreements for such acquisition. The company is in the process of establishing a low cost manufacturing facility in Costa Rica, it is anticipated that the facility will be operational in the first quarter of 1996. Management believes that such activities could be financed with the liquid and capital resources currently available as described above, and/or borrowing or the issuance of equity securities.

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





-----------------------------------

          *  Incorporated herein by reference to the Company's
             Registration Statement (No. 2-79455) of Form S-1 effective October 29, 1982.

     Exhibit  (11)


                           MERRIMAC INDUSTRIES, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                       ---------------------------------
                                  (Unaudited)


                                                SIXTEEN              FORTY
                                              WEEKS ENDED         WEEKS ENDED
                                              -----------         -----------
                                                 OCT 7,              OCT 7,
                                                 1995                1995
                                              -----------         -----------

     Net income ............................    $469,020            $1,198,589
                                                ========            ==========

                                               PRIMARY EARNINGS PER SHARE
                                               --------------------------
     Average number of shares outstanding
         Common stock ......................    1,727,117            1,719,850
         Stock options (1) .................       35,222               29,141
                                                ---------            ---------
     Shares outstanding as adjusted ........    1,762,339            1,748,991
                                                =========            =========

     Net income per common share and common
         equivalent share ..................         $.27                 $.69
                                                     ====                 ====


                                              FULLY DILUTED EARNINGS PER SHARE
                                              --------------------------------
     Average number of shares outstanding
         Common stock ......................    1,727,117            1,719,850
         Stock options (1) .................       42,798               45,552
                                                ---------            ---------
     Shares outstanding as adjusted ........    1,769,915            1,765,402
                                                =========            =========
     Net income per common share assuming
         full dilution .....................         $.26                 $.68
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




                                           MERRIMAC INDUSTRIES, INC.
                                           ---------------------------
                                                 (Registrant)

Date: November 8, 1995              By /s/  Eugene W. Niemiec
                                       ----------------------------------
                                        (Eugene W. Niemiec, Chief Executive
                                         Officer, Acting Chief Financial
                                         Officer and Treasurer)



Date: November 8, 1995              By /s/  John J. Antonich
                                       ----------------------------------
                                        (John J. Antonich, Secretary,
                                         Controller and Principal
                                         Accounting Officer)