Form 10KSB
period 1995-12-30
MERRIMAC INDUSTRIES INC
filed 1996-03-22
CIK 706864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 1995

Commission file Number 0-11201

Merrimac Industries Inc.
(Name of small business issuer as specified in its charter)

New Jersey                                        22-1642321
(State of incorporation)                    I.R.S Employer Identification No

41 Fairfield Place            West Caldwell, New Jersey        07006
(Address of principal executive offices)

Registrant's telephone number including area code 201-575-1300

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class             Name of each Exchange on which registered
-------------------             -----------------------------------------
   Common stock                           American Stock Exchange

Securities registered pursuant to Section 12(9) of the Exchange Act:

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     State registrant revenues for its most recent fiscal year were $14,396,633.

     The aggregate market value of voting Stock held by non-affiliates based upon the average price of such stock as quoted on AMEX for March 8, 1996 was $13,499,420 Shares of Common Stock held by each officer and director, have been excluded in that such persons may be deemed to be affiliates.

     Registrant's Common Stock outstanding at March 8,1996 was 1,585,240 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

part I    - Certain  information  contained in the Annual Report to Shareholders
  &          for Fiscal Year Ended December 30, 1995,
part II      filed as Exhibit 13 herewith.

part III  - Certain information contained in the Proxy Statement for April 25,
            1996 Annual Meeting of Shareholders.



Exhibit index on page 10.

                                     PART I




     Merrimac Industries, Inc., was incorporated in 1954 under the laws of the State of New York. Merrimac Industries, Inc. was reincorporated in New Jersey in 1994 and is hereinafter sometimes referred to as the "Company".




ITEM 1. DESCRIPTION OF BUSINESS



General


     The Company  manufactures  and sells  approximately  1, 500  components and subsystems used in signal processing systems (the extraction of usable information from radio signals) in the frequency spectrum of D.C. to 65 GHz. The Company's products are designed to process signals in a wide bandwidth and are of relatively small size and lightweight. When integrated into subsystems, advantages of lower cost and smaller size are realized due to the removal of connectors, cases and headers. The Company" components range in price from $20 to $10,000 and its subsystems range from $500 to $75,000 or more.


     The Company has traditionally developed and offered for sale products built to specific customer needs and standard catalog items. The sales of components and sub-assemblies for use in government applications accounted for approximately 50% of 1995 revenues. Approximately 22% of 1995 revenues were derived from initial orders for products custom designed for specific customer applications, 45% from repeat orders for such products, and 33% from catalog sales.


     The Company's strategy is to be a reliable supplier of high quality technically innovative signal processing products. The Company coordinates its marketing, research and development, and manufacturing operations to develop new products and expand its markets. The Company's marketing and development activities focus on identifying and producing prototypes for new military programs and applications in aerospace, defense systems, communications and medical electronics. The Company's research and development efforts are targeted towards providing customers with more complex, reliable, and compact products at lower costs. Improved production efficiencies and more extensive use of automated test equipment such as Hewlett Packard network analyzers (models 3577, 8505, 8510, 8720 and 8753) have resulted in a considerable reduction of the set-up time to take measurements, calibrate test equipment and print out hard copy of data. In addition, computerized cost controls such as closed job history, up-to-date work in process costs and selling prices are also enhancing the Company's competitive position. In 1992 the Company purchased laser marking equipment which became fully operational in 1994. Laser marking is now being incorporated into the process of metal packages. This provides totally permanent marking, greater flexibility and lower costs. See also discussion of CAD/CAM in "Research and Development below.

     For a discussion of financial information about the Nature of business foreign and domestic operations and export sales, reference is made to Note 10 to Consolidated Financial Statements in the Company's Annual Report to Stockholders for Fiscal Year Ended December 30, 1995 which note is incorporated herein by reference.




Products


     The Company's major product categories are: (1) power dividers/combiners that equally divide input signals or combine coherent signals for nearly lossless power combinations; (2) quadrature couplers that serve to split input signals into two output signals 90 degrees out of phase or combine equal amplitude quadrature signals; (3) hybrid junctions that serve to split input signals into two output signals 180 degrees out of phase or combine equal amplitude signals with 0 degree or 180 degrees out of phase; (4) directional couplers that allow for signal sampling along transmission lines; (5) balanced mixers that convert two input frequencies to another frequency; (6) variable attenuators that serve to control or reduce power flow with distortion; (7) phase shifters that accurately and repeatedly alter a signal's phase transmission to achieve desired signal processing or demodulation; (8) beamformers that permit an antenna to electronically track or transmit a signal;
(9) I&Q networks (a subassembly of circuits which allows two information signals (incident and quadrature to be carried on a single radio signal for use in digital communication and navigational positioning; and (10) solid-state switches that control signal routing. The Company's other product categories include single side band modulators, vector modulators and a wide variety of specialized integrated assemblies. In the last fiscal year, no one product accounted for more than ten percent of total net sales.


     About 38% of the Company's sales were derived from the sales of products for use in high-reliability aerospace, satellite, and missile applications in 1995. These products are designed to withstand severe environments without failure or maintenance over a prolonged time period. The Company provides facilities dedicated to the design, development manufacture, and testing of these products along with special program management and documentation personnel. The Company offers products in each of its major categories for high-reliability applications.


     The Company's products are also used in a broad range of other defense and commercial applications, including radar, navigation, missles, electronic warfare and countermeasures, medical electronics, and communications equipment. The Company's products are also utilized in systems to receive and distribute television signals from satellites and through other microwave networks including cellular radio.

Marketing


     The Company markets its products in the United States and Canada directly to customers through a marketing staff comprised of 13 employees and through 15 independent domestic sales organizations The Company's marketing program focuses on identifying new programs and applications for which the Company can develop prototypes leading to volume production orders.


     The Company utilizes approximately 17 sales organizations to market its products elsewhere in the world. Sales to foreign customers amounted to: in fiscal 1995 $4,229,000 (29.4% of sales), in fiscal 1994 $3,526,000 (25.9% of sales) and in fiscal 1993 $4,129,000 (29% of sales).


     The Company's customers are primarily major industrial corporations that incorporate the Company's products into a wide variety of defense and commercial systems. The Company's customers include Raytheon, Boeing, Norden, Westinghouse, Martin Marietta, General Electric, Litton Industries, Hughes Aircraft, TRW, E-Systems, Southwest Research, Magnavox, Motorola and Rockwell International. Sales to any one foreign geographic area did not exceed 10% of net sales for 1995, 1994 or 1993. In 1994 sales to Raytheon Company amounted to 10.9% of net sales. No one company accounted for more than 10% of net sales in 1995 and 1993.



Research and Development


     During fiscal 1995, 1994 and 1993, research and development expenditures amounted to $275,000, $398,000 and $254,000, respectively. The Company plans to invest development funds at the same level in as in 1994 and will focus its efforts at specific customer application requiring further miniaturization and precision and volume applications.


     The Company's research and development activities include development of prototypes for new programs and applications and the implementation of new technologies to enhance the Company's competative position. Projects focusing on surface mounted devices (SMD) and micro-electronic assemblies are directed toward development of more circuitry in smaller, lower cost, and more reliable packaging that is easier for customers to integrate into their products. The Company continues to expand its use of computer aided design and manufacturing (CAD/CAM. in order to reduce design and manufacturing costs as well as development time.

Backlog



     The Company manufactures specialized components and subsystems pursuant to firm orders from customers and standard components for inventory. At December 30, 1995, the Company had a firm backlog of orders of approximately $5,656,000. The Company estimates that approximately 90% of the orders in backlog as of December 30, 1995 will be filled within one year. The Company does not consider its business to be seasonal.




Competition


     The  Company  encounters  competition  in all phases of its  business.  The
Company competes both domestically and internationally in the military and commercial markets and specifically within the space and communication areas. The Company's competitors consist of entities of all sizes. Generally, the smaller companies offer 1ower prices due to lower overhead expenses, and often larger companies have greater financial resources than the Company. The Company competes with all on a basis of technological performance, quality reliability and dependability in meeting shipping schedules as well as on the basis of price. The Company believes that the above factors have served well in earning the respect and loyalty of many custom in the industry. These factors have enabled the Company over the years to successfully maintain a stable customer base and have directly contributed to the Company's ability to attract new custom




Manufacturing, Assembly and Source of Supply


     Manufacturing operations consist principally of assembly an testing of components and subsystems built from purchased electronic materials and components, fabricated parts, and printed circuits. Manual and semi-automatic methods are employed depending principally upon production volumes. The Company has its own machine shop employing CAD/CAM techniques and etching facilities to handle soft and hard substrate materials. In addition, the Company maintains testing and inspection procedures intended to minimize production errors and enhance product reliability. The Company anticipates it will commence assembly operations in Costa Rica in the second half of 1996.


  During 1995, the Company continued to implement programs to improve the efficiency of manufacturing operations, and reduce costs. The Company continues to establish more stringent procedures and documentation standards to provide for the prompt transfer of the production of proto-type products from engineering to manufacturing To enhance the structure and quality of these functions, ISO 9001 certification is being implemented. The efforts so far have increased production efficiency steadily from 1990 to 1995 and with the prospective improvements this trend should continue through 1996 and beyond.

     It is the Company's policy to use manufacturing cost savings to enhance, its competitive position.


     Electronic components and raw materials used in the Company products are generally available from a sufficent number of qualified suppliers. Some materials are standard items and others are manufactured to the Company's specifications by subcontractors. The Company is not dependent upon any single supplier for any of its component or materials.




Employee Relations


     As of December 30, 1995 the Company employed 130 persons. None of the Company's employees are represented by a labor organization. The Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are satisfactory.


     Since 1967, the Company has had a profit sharing plan for its employees and contributes ten percent of its pretax income (before the profit sharing contribution) into the Plan each fiscal year. In 1984, the Company adopted a Savings and Investment Plan permitting employees to invest, by means of salary deductions, up to 16% of their regular compensation with 50% (25% prior to 1995) of the first 6% of such savings matched by the Company. In 1985, stockholders approved a Stock Purchase Plan Company employees. Eligible employees, through salary deductions over a period of 27 months may enter into an agreement to purchase that number of shares which equals 10% of annual compensation, at 85% of the market value at the time of the agreement or at the time of purchase, whichever is less. The Plan expired December 31, 1989. April 1990, Company's stockholders approved an amendment to the Plan - extending it for another five years. In 1995 the Company's stockholders approved a new five year Plan with substantially the same terms as the prior Plan.




Patents


     The Company owns 15 patents with respect to certain inventions it developed. Although it has from time to time filed patent applications in connection with the inventions which it believes patentable the Company does not believe that patents or other similar intangible rights afford significant protection from competitors or are material to its business.

ITEM 2. DESCRIPTION OF PROPERTIES





     All of the Company's administrative offices and research and production facilities are located in West Caldwell, New Jersey, on a five acre parcel owned by the Company. A 12,000 square-foot plant was built in November 1966; a 13,500 square-foot addition was completed in December 1971; and a 26,500 square-foot addition was completed in July 1980, aggregating 52,000 square feet presently.


     The Company owns all of its land, buildings, laboratory, production and office equipment, as well as its furniture and fixtures. The Company believes that its plant and facilities are well suited for the Company's business and are properly utilized, suitably located and in good repair. The Company is in the process of negotiating a lease for a 3,000 square foot facility in Costa Rica.

     The Company does not make any investments in real estate other than in connection with its operations.



ITEM 3. LEGAL PROCEEDINGS

     On July 1, 1993, the Company filed a $750,000 amended complaint against the former principals of an acquired Canadian Business, in the United States District Court for the District of New Jersey, for misrepresentations made by them in conjunction with the Stock Purchase Agreement between the parties. On or about November 1, 1993, the former principals filed an action in Ontario Court against the Company for breach of the same Stock Purchase Agreement, fraud, breach of employment agreements, wrongful dismissal, breach of lease and damage to leased premise. The former principals have demanded $(Canadian) 1,000,000 in compensatory and punitive damages. During 1995 the Company and former principles settled at lawsuit filed in United States distric Court without compensation to either party, however the litigation in Ontario is continuing and the Company has filed a counter claim demanding $1,500,000 in compensation and punitive damages. During 1995 the Company and former principles settled at lawsuit filed in United States Distric Court without compensation to either party, however the litigation in Ontario is continuing and the Company has filed a counter claim demanding $1,500,000 in compensatory and punitive damages. The Company believes that the former principals' action is without merit and intends to pursue its action and vigorously contest the former principals' lawsuit.


     The Company is a party to other lawsuits, both as a plaintiff and a defendant, arising in the normal course of business. It is the opinion of Management, after consultation with counsel, that the disposition of these various lawsuits, including the lawsuit described above, will not individually or in the aggregate materially adversely affect the consolidated financial position or the results of operations of the Company.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable.

                                     PART II



ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock began trading on the American Stock Exchange on July 11, 1988 under the symbol MRM and still trades there.


     Reference is made to the table captioned "Quarterly Common Stock Data" page 35 of the Company's Annual Report to Shareholder for Fiscal Year Ended December 30, 1995, which is incorporated herein in by reference for information with respect to the high and low bid prices of the Company's Common Stock during the Company's past two fiscal years.


     The Company had approximately 200 holders of record on March 8, 1996.


     Reference is made to Note 9 to the Consolidated Financial Statements in the Company's Annual Report to Shareholders for fiscal Year Ended December 30, 1995, which note is incorporated herein by reference for information with respect to payment of cash dividend in 1995, 1994 and 1993.




ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION


     Reference  is  made to  pages 8 and 9 of the  Company's  Annual  Report  to
Shareholders   for  fiscal  year  ended  December  30,  1995,  which  pages  are incorporated herein by reference.




ITEM 7.    FINANCIAL STATEMENTS


     Reference is made to pages 10 through 22 of the Company' Annual Report to Shareholders for fiscal year ended December 30, 1995, which pages are incorporated herein by reference with respect to the Company's Financial Statements as of December 30, 1995 and December 31, 1994 and each of the years in the three year periods ended December 30, 1995 and the reports of J.H. Cohn & Company and Ernst & Young LLP included herein on pages 11 and 12 respectively as follows:


                                                                   Annual Report
                                                                         to
                                                                    Shareholders
                                                Form-10KSB              1995

 Consolidated Balance Sheets at December 30,
     1995 and December 31, 1994                                         11

Fiscal years ended December 30, 1995
  December 31, 1994 and January 1, 1994:

     Consolidated Statements of Income                                  10
     Consolidated Statements of Stockholders'
      Equity                                                            12
     Consolidated Statements of Cash Flows                              13

Notes to Consolidated Financial Statements                              14-21

Reports of Independent Public Accountants          11-12


ITEM 8.    CHANGES IN DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     The decision to replace Ernst & Young LLP as the Company accountants was approved by the Audit Committee of the Board of Directors. During the Company's two most recent fiscal years, prior to such replacement, there had not been any disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, nor had Ernst & Young LLP's reports on the Company's financial statements for such years contained an adverse opinion or a disclaimer of opinion, or been qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III


     Pursuant to General Instruction E to Form 10-KSB, portions of information required by items 9-12 is hereby incorporated by reference to the Company's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders (the "Proxy Statement") which the Company filed with the Securities and Exchange Commission on March 22, 1996.




ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following is a list of the Company's executive officers, their ages and their positions as of December 30, 1995. Generally each executive officer is elected for a term of one year at the re-organizational meeting of the Board of Directors following the annual shareholders meeting.


            Name                       Age        Position

       Charles F. Huber II             66        Chairman

       Eugene W. Niemiec               56        President, Chief Executive
                                                 Officer, Chief Operating
                                                 Officer, Treasurer and
                                                 Chief Financial Officer

       John J. Antonich                62        Vice President,
                                                 Secretary/Controller

       John Z. Blahosky                64        Executive Vice President

       Brian R. Dornan                 47        Group Vice President
                                                 Manufacturing

       Anthony N. Ramsden              51        Vice President
                                                 Sales, Marketing and
                                                 International Sales










  Family Relationships

     There are no family relationships among the officers listed. All elected officers hold office for one year and until their successors are elected and qualified.

Business Experience of Executive Officers During Past Five Year,


     Mr. Huber, effective September 9, 1994, was elected Chairman of Merrimac Industries, Inc. In addition, he is currently Chairman of Transnational Industries, Inc., a manufacturing company in Chadds Ford, Pennsylvania; and Treasurer and Director of Pannebaker, a custom cabinet company in
McAllisterville, Pennsylvania; and Director, Vice President, Secretary and Treasurer of Prodo-Pak Corp., a manufacturer of Packaging machinery, Garfield, New Jersey. He has been a Managing Director of William D. Witter, Inc., an investment banking organization in New York, New York since 1981 where he specializes in leveraged buyouts.

     Mr. Niemiec, effective September 9, 1994, was elected to the additional offices of Chief Executive Officer, Chief Financial Officer and Treasurer. He continues to hold the offices of President and Chief Operating Officer of the Company which he has held since January 1, 1990.

     Mr. Antonich has been Vice President Secretary/Controller since prior to 1991.

     Mr. Blahosky, has been executive Vice President since prior to 1991.

     Mr. Dornan has been Group Vice President of Manufacturing upon joining the Company in 1986.

     Mr. Ramsden has been Vice President of Sales and Marketing upon joining the Company in 1986.

     Information relating to compliance with Section 16 of the Exchange Act is incorporated herein by reference to page 7 of the proxy statement.

ITEM 10.   EXECUTIVE COMPENSATION

     See the information under the caption "EXECUTIVE COMPENSATION" contained in the Proxy Statement, which information is incorporated herein by reference.



ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information in the table and the notes thereto, under the caption "SHARE OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICE AND CERTAIN SHAREHOLDERS" contained in the Proxy Statement, which information is incorporated herein by reference.



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Not applicable.

ITEM 13.   EXHIBITS, AND REPORTS ON FORM 8-K

(a)      Exhibits

      Exhibit No.

          3 (a) By-Laws of the Company are hereby incorporated by reference to Exhibit C to the Proxy Statement of the Company dated March 18, 1994.

             (b) Certificate of Incorporation of the Company is hereby incorporated by reference to Exhibit B of the Proxy Statement of the Company dated
                  March 18, 1994.

         10 (a) Profit Sharing Plan of the Company is hereby incorporated by reference to Exhibit 10(n) to the Company's Registration Statement
                  (No. 2-79455).  *

             (b) 1993 Stock Option Plan of the Company effective March 31, 1993 is hereby incorporated by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-8 which was filed with the Securities and Exchange Commision on September 14, 1993. *

             (c) 1995 Stock Purchase Plan of the Company is hereby incorporated by reference to Exhibit A of the Proxy Statement of the Company dated March 17,1995.

         13       Annual Report to Shareholders for Fiscal Year
                  Ended December 30, 1995.

         21 Subsidiaries of the Registrant. Merrimac International, Inc. FSC is organized under the laws of the United States Virgin Islands, and Merrimac Industries (Ontario) Ltd. is organized under the laws of the Province of Ontario, Canada.

         23 (a) Consent of J.H. Cohen & Company (included on page 14 herein)

             (b) Consent of Ernest & Young LLP (included on page 15 herein).

         27       Financial Data Schedule for Fiscal Year Ended December 30,1995


(b)  -  Reports on Form 8-K

                    A report on Form 8-K dated October 11, 1995, was filed with the Securities and Exchange Commission re: Registrant's press release regarding the purchase of 90,000 shares of common stock from Victor P. Terranova, a former Director of the Company, in a private transaction.


  * Indicates that exhibit is a management contract or compensatory plan or arrangement.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therein duly authorized.


                                            MERRIMAC INDUSTRIES, INC.
                                                  (Registrant)


  Date: March 22, 1996                    By: /s/ Euqene W. Niemiec
                                              ---------------------------
                                             (Eugene W. Niemiec, President,
                                              Treasurer, Principal Executive
                                              Officer, and Principal Financial
                                              Officer)


  Date: March 22, 1996                    By: /s/ John J. Antonich
                                              ---------------------------
                                              (John J. Antonich, Secretary,
                                               Controller and Principal
                                               Accounting Officer)







     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                       Date                     Title


   /s/ Charles F. Huber II             3-22-96                   Director
  -------------------------
      (Charles F. Huber II)

   /s/ Eugene W. Niemiec               3-22-96                   Director
  -------------------------
      (Eugene W. Niemiec)

   /s/ Arthur A. Oliner                3-22-96                   Director
  -------------------------
      (Arthur A. Oliner)

   /s/ John J. Antonich                3-22-96                   Director
  -------------------------
      (John J. Antonich)

   /s/ Mason N. Carter                 3-22-96                   Director
  -------------------------
      (Mason N. Carter)