Form 10QSB
period 1996-03-30
MERRIMAC INDUSTRIES INC
filed 1996-05-10
CIK 706864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter ended MARCH 30,1996                  Commission file No. 0-11201


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
YES __X__     NO _____.


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.


                  Class                        Outstanding at April 26, 1996
      -----------------------------            -----------------------------
      Common Stock ($.50 par value)                      1,584,505

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             MERRIMAC INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                                     (Unaudited)
                                                       March 30, 1996
                                                       --------------
     ASSETS
     ------
     Current assets:
       Cash and cash equivalents .....................  $ 2,841,401
       Available-for-sale securities (D) .............    1,272,690
       Accounts receivable ...........................    2,143,630
       Inventories:
         Finished goods ..............................    1,111,191
         Work in process .............................    1,880,231
         Parts and raw materials .....................    1,405,910
                                                        -----------
            Total inventories ........................    4,397,332

        Prepaid expenses .............................      186,113
        Deferred income taxes ........................      700,056
                                                        -----------
           Total current assets ......................   11,541,222





     Property, plant and equipment ...................   12,045,517
        Less accumulated depreciation ................    9,052,411
                                                        -----------
           Net property, plant and equipment .........    2,993,106

     Intangible assets, less accumulated
        amortization of $612,936......................      180,990
     Other assets ....................................      162,979
                                                        -----------
                                                        $14,878,297
                                                        ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     Current liabilities:
        Accounts payable .............................  $   377,943
        Accrued liabilities ..........................      996,693
        Income tax payable ...........................      415,049
                                                        -----------
           Total current liabilities .................    1,789,685

     Deferred tax liabilities.........................      154,500

     Stockholders' equity:
        Common stock, par value $.50 per share:
           Authorized: 5,000,000 shares
           Issued:     2,560,679 shares...............    1,280,340
        Additional paid-in capital ...................    8,798,733
        Retained earnings ............................   11,059,400
        Unrealized holding loss on available-for-
         sale securities, less deferred tax benefit (D)     (11,434)
                                                        -----------
                                                         21,127,039
        Less treasury stock ; at cost:
            Purchased:  976,939 shares................    8,192,927
            Total stockholders' equity ...............   12,934,112
                                                        -----------
                                                        $14,878,297
                                                        ===========

See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                        Weeks Ended
                                                 -----------------------------
                                                 Thirteen            Twelve
                                                 -----------       -----------
                                                   Mar 30,           Mar 25,
                                                    1996              1995
                                                 -----------        ----------
Net sales ....................................   $ 3,187,345        $3,452,193
                                                 -----------        ----------
Cost and expenses:
   Cost of sales .............................     1,677,817         1,641,120
   Selling, general and
      administrative .........................     1,168,339         1,154,970
                                                 -----------        ----------
                                                   2,846,156         2,796,090
                                                 -----------        ----------
Operating income .............................       341,189           656,103
Interest and other income, net................        40,114            49,658
                                                 -----------        ----------
Income before income taxes ...................       381,303           705,761
Provision for income taxes ...................       129,000           256,000
                                                 -----------        ----------
Net Income ...................................   $   252,303        $  449,761
                                                 ===========        ==========

Net income per common share...................          $.15             $.26
                                                        ====              ====
Cash dividend per share of
   common stock ..............................          $.10              $.10
                                                        ====              ====
Weighted average number of
   shares outstanding ........................     1,634,248         1,722,932
                                                  ==========        ==========




See accompanying notes to consolidated financial statements.

                          MERRIMAC INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                              Weeks Ended
                                                     -------------------------
                                                       Thirteen        Twelve
                                                     ----------     ----------
                                                        Mar 30,        Mar 25,
                                                         1996           1995
                                                     ----------     ----------
Cash flows from operating activities:

   Net income .....................................  $  252,303     $  449,761

     Adjustments  to  reconcile  net income to net
      cash provided by operating activities:
       Depreciation and amortization...............     219,716        207,943
       Accounts receivable.........................     229,551       (261,478)
       Inventories.................................    (477,322)       (22,493)
       Prepaid expenses............................     (73,898)       (44,972)
       Other assets................................     (11,382)         9,615
       Accounts payable............................      (8,360)       146,190
       Accrued liabilities.........................      41,323         44,550
       Income taxes payable........................      91,500        256,147
                                                     ----------     ----------
         Total adjustments                               11,128        335,502
                                                     ----------     ----------
         Net cash provided by operating activities.     263,431        785,263

Cash flows from investing activities:
   Purchase of capital assets .....................     (48,640)      (114,782)
   Proceeds from sales of capital assets ..........         400            617
   Proceeds from sales of available-for-sale
     securities....................................   1,005,068        300,000
                                                     ----------     ----------
      Net cash provided by investing activities....     956,528        185,835

Cash flows from financing activities:
  Repurchase of 56,200 shares of common stock          (596,310)            -
  Proceeds from the issuance of 11,227 and 14,549
    shares of common stock ........................      81,223         90,942
  Payment of dividends.............................    (158,657)      (170,495)
                                                     ----------     ----------
       Net cash used in financing activities ......    (673,744)       (79,553)
                                                     ----------     ----------
Net increase in cash and cash equivalents               546,215        891,545

Cash and cash equivalents at beginning of year.....   2,295,186        789,152
                                                     ----------     ----------
Cash and cash equivalents at end of period.........  $2,841,401     $1,680,697
                                                     ==========     ==========

Supplemental disclosures of cash flows information:

  Cash paid during the quarter for:

     Income taxes .................................  $   37,500     $       -
                                                     ==========     ==========


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO Consolidated FINANCIAL STATEMENTS
                   ------------------------------------------

A. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnote disclosures otherwise required by Regulation S-X. The financial statements do, however, reflect all adjustments which are, in the opinion of the management necessary for a fair statement of the results of the interim periods presented.

B. Net Income Per Share

     Net income per share is based upon the weighted average number of common shares and common equivalent shares (based on stock options) outstanding during the period.

C.  Accounting Period

     The Company's fiscal year is the 52-53 week period ending on the Saturday closest to December 31. References to 1996, and 1995 are to the thirteen weeks ended March 30, 1996 and twelve weeks ended March 25,1995. Effective in 1996, the Company changed the number of weeks which comprise its fiscal quarter and the quarter-end closing dates. Previously, the Company had utilized 13 four-week accounting periods for closing its books and quarterly financial information was reported on a 12-12-16-12 week basis in a 52 week fiscal year. The Company now has quarterly dates that correspond with the Saturday closest to the last day of each calender quarter and each quarter will now consist of 13 weeks in a 52 week year. Every fifth year, the additional week to make a 53 week year (fiscal 1997 will be the next)is added to the fourth quarter making such quarter consist of 14 weeks.

D. Investments in Securities

   The amortized cost and estimated fair market value of the Company's portfolio of available-for-sale investments in marketable municipal debt securities at March 30, 1996 are set forth below by contractual maturity.

          ------------------------------------------------------------------
          Date Due                       Amortized            Estimated Fair
          (years)                             Cost              Market Value
          ------------------------------------------------------------------
          After 1 through 5             $  199,926                $  198,818
          After 5 through 10               991,802                   977,653
          After 10                         100,000                    96,219
          ------------------------------------------------------------------
                                        $1,291,728                $1,272,690
          ------------------------------------------------------------------

     The gross unrealized holding loss on available-for-sale securities at March 30, 1996 was $19,038. The loss, net of Federal and State income taxes, is included as a separate component in stockholders'equity. There were no gross unrealized gains.

    Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS





                            INCOME STATEMENT SUMMARY
                                  (Unaudited)

The following table displays line items in the Consolidated Statements of Income as a percentage of net sales.

                                                Percentage of Net Sales
                                                -----------------------
                                                     - Quarter 1 -
                                                -----------------------
                                                     Weeks Ended
                                                -----------------------
                                                Thirteen      Twelve
                                                ---------     ---------
                                                March 30,     March 25,
                                                  1996          1995
                                                ---------     ---------
                 Net sales ..................    100.0%         100.0%
                                                 -----          -----
                 Costs and expenses:
                   Cost of sales ............     52.6           47.5
                   Selling, general and
                   administrative ...........     36.7           33.5
                                                 -----          -----
                                                  89.3           81.0
                                                 -----          -----
                 Operating income............     10.7           19.0
                 Other income, net...........      1.2            1.4
                                                 -----          -----

                 Income before income taxes..     11.9           20.4

                 Provision for imcome taxes..      4.0            7.4
                                                 -----          -----
                 Net income                        7.9%          13.0%
                                                 =====          =====

                Mananagement Discussion And Analysis of Financial
                       Condition And Results Of Operations


 Thirteen weeks ended March 30, 1996 compared to twelve weeks ended March 25, 1995:


     Results of operations reflect decreases in: net sales of $265,000 or 7.7%; operating income of $315,000 or 48.0%; net income OF $197,000 or 43.9%; and net income per share of $.11 or 42.3%

     The net sales decrease was partly attributable to non production Company-wide classroom time associated with extensive TQM (Total Quality Management) and ISO-9001 quality standards training coupled with down-time associated with major snowfalls which interrupted manufacturing and utimately product shipments. First quarter orders decreased $58,000 or 1.4% and the backlog of firm unfilled orders increased $750,000 or 13% to $6,500,000 compared the same time last year. Compared to year-end, backlog is up $844,000 or 14.9% reflecting the lower sales shipments during the first quarter 1996 and continuing demand for Company products.

     Cost of sales increased $37,000 or 2.2% and as a percentage of net sales increased 5.1% to 52.6%. The primary reasons for the increase were increased compensation rates impacting the current quarter from last year's merit pay increases that became effective mid-year. Additional manufacturing personnel were hired to reduce the number of backlog ship days. The doubling of the matching contribution rate by the Company to the Company's 401(k) Plan , and fixed overhead increases, due to the additional one week increase in this current year's quarterly composition to thirteen weeks, also impacted cost of sales. Non-productive labor from TQM training reduced overhead absorption and was charged to operations as incurred.

     Selling, general and administrative expenses increased $13,000 or 1.0% and as a percentage of net sales increased 3.2% to 36.7%. While increases in selling costs were offset by lower sales commissions from reduced sales revenues, selling, general and administrative expenses increased from TQM and ISO-9001 training and instruction costs, and higher compensation expenses resulting from last year's mid-year merit increases to all employees.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------



     The company's liquidity and financial condition remained strong throughout the first quarter of 1996. The cash and investments in available-for-sale securities accounts reflect a total balance of approximately $4.1 million. Working capital stood at $9.7 million at the end of the first of 1996. The current ratio stands at 6.4.

     The Company's operating activities generated cash flows of $263,000 in the first quarter 1996 compared to $785,000 in the first quarter 1995.The Company invested $49,000 in plant improvements and equipment during the first quarter 1996 compared to $114,00 during the first quarter of 1995. In addition the Company paid cash dividends of $159,000 in 1996 compared to $171,000 in 1995 at the quarterly rate of $.10 per share, and made open market purchases of 56,000 shares of its common stock at a cost of $596,000 in the first quarter 1996.

     The company has a $2,500,000 unsecured line of credit agreement with Chemical Bank New Jersey, at the bank's floating prime rate and the full line is available for future borrowing.

     Management believes that with the liquid resourses, the unused line of credit, along with cash flows expected to be generated by operations, the Company will have sufficient resourses for currently contemplated operatons in 1996. The company is in the process of establishing a low cost manufacturing facility in Costa Rica and anticipates it will be operational in the second half of 1996. The Company is also exploring the possibility of acquiring similar manufacturers of electronic devices, although it currently has no definitive plans or agreements. Management believes that such acquisitions and business operations expansion could be financed through liquid and capital resources currently available as previously discussed and/or through additional borrowing or issuance of equity or debt securities.

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K



           Exhibit No.

          (11) - Statement re Computation of Earnings Per Share

           The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

Exhibit (11)

                           MERRIMAC INDUSTRIES, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                                  (Unaudited)

                                                     Weeks Ended
                                              ----------------------------
                                              Thirteen            Twelve
                                              --------            --------
                                               Mar 30,            Mar 25,
                                                1996               1995
                                              --------            --------

Net income.............................       $252,303            $449,761
                                              ========            ========


                                              PRIMARY EARNINGS PER SHARE
                                              --------------------------
Average number of shares outstanding
  Common stock ........................      1,604,133           1,708,737
  Stock options (1) ...................         30,115              14,195
                                             ----------          ---------
Shares outstanding as adjusted ........      1,634,248           1,722,932
                                             ==========          =========

Net income per common share and common
 equivalent share ....................            $.15                $.26
                                                  ====                ====


                                            FULLY DILUTED EARNINGS PER SHARE
                                            --------------------------------
Average number of shares outstanding
  Common stock ........................      1,604,133           1,708,737
  Stock options (1) ...................         30,115              14,195
                                             ---------           ---------
Shares outstanding as adjusted ........      1,634,248           1,722,932
                                             =========           =========

Net income per common share assuming
 full dilution .......................            $.15                $.26
                                                  ====                ====


(1) Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds thereof.

                                   SIGNATURES


     Pursuant to the requirements od section 13 or 15 (d) of the Securities exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                           MERRIMAC INDUSTRIES, INC.
                                           -------------------------
                                               (Registrant)

   Date:  May 6, 1996                   By /s/ Eugene W. Niemiec
                                           ---------------------------------
                                           Eugene W. Niemiec
                                           President, Chief Executive
                                           Officer and Treasurer



   Date:  May 6, 1996                   By /s/ Robert V. Condon
                                           ---------------------------------
                                           Robert V. Condon
                                           Vice President, Finance and
                                           Chief Financial Officer