Form 10QSB
period 1996-06-29
MERRIMAC INDUSTRIES INC
filed 1996-07-30
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter ended June 29, 1996                   Commission file No. 0-11201
                  -------------                                       -------

                           MERRIMAC INDUSTRIES, INC.
- -------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


        New Jersey                                           22-1642321
- -------------------------------                     --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)



     41 Fairfield Place
     West Caldwell, New Jersey                                07007-0986
- -------------------------------                      -------------------------
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
Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at July 22, 1996
- -----------------------------                  ----------------------------
Common Stock ($.50 par value)                            1,542,590

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                          ---------------------------
                                 (Unaudited)
                                                        June 29
                                                          1996
                                                      -----------
ASSETS
- ------
Current Assets:
  Cash and cash equivalents .......................   $ 1,971,374
  Available-for-sale securities (D) ...............     1,259,384
  Accounts receivable .............................     2,290,997
  Inventories:
    Finished goods ................................     1,131,620
    Work in process ...............................     2,043,569
    Parts and raw materials .......................     1,482,758
                                                      -----------
      Total inventories ...........................     4,657,947

   Prepaid expenses ...............................       264,769
   Deferred income taxes ..........................       705,074
                                                      -----------
      Total current assets ........................    11,149,545

Property, plant and equipment .....................    12,235,451
  Less accumulated depreciation ...................     9,211,120
                                                      -----------
      Net property, plant and equipment ...........     3,024,331

Intangible assets, less accumulated
  amortization of $651,719 ........................       142,206
Other assets ......................................       168,794
                                                      -----------
      Total Assets                                    $14,484,876
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- -------------------------------------
Current Liabilities:
  Accounts payable ................................   $   561,226
  Accrued liabilities .............................       850,456
  Income tax payable ..............................       235,049
                                                      -----------
      Total current liabilities ...................     1,646,731

Deferred Tax liabilities...........................       154,500
                                                      -----------
      Total liabilities                                 1,801,231
                                                      -----------
Stockholders' equity:
  Common stock, par value $.50 per share:
    Authorized:  5,000,000 shares
    Issued:  2,563,839 shares                           1,281,920
  Additional paid-in capital ......................     8,820,609
  Retained earnings ...............................    11,217,529
  Unrealized holding loss on available-for-sale
   securities, less deferred tax benefit (D) ......       (18,981)
                                                      -----------
                                                       21,301,077
  Less treasury stock at cost:
    Purchased: 1,017,439 shares                         8,617,432
                                                      -----------
     Total stockholders' equity ...................    12,683,645
                                                      -----------
                                                      $14,484,876
                                                      ===========


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                    Quarter Ended           Year-to-Date
                                ---------------------  -----------------------
                                   Number of Weeks         Number of Weeks
                                ---------------------  -----------------------
                                 Thirteen    Twelve     Twenty-six Twenty-four
                                ----------  ---------   ---------- -----------
                                  June 29    June 17     June 29    June 17
                                    1996       1995        1996       1995
                                ----------  ---------   ----------  ----------
Net sales ..................... $3,925,528  $3,076,952  $7,112,873  $6,529,145
                                ----------  ----------  ----------  ----------
Cost and expenses:
  Cost of sales ...............  2,197,024   1,649,584   3,874,841   3,290,704
  Selling, general and
    administrative ............  1,284,927   1,032,789   2,453,266   2,187,759
                                ----------  ----------  ----------  ----------
                                 3,481,951   2,682,373   6,328,107   5,478,463
                                ----------  ----------  ----------  ----------

Operating income ..............    443,577     394,579     784,766   1,050,682
Other income ..................     34,372      45,229      74,486      94,887
                                ----------  ----------  ----------  ----------

Income before income taxes ....    477,949     439,808     859,252   1,145,569

Provision for income taxes (D).    165,000     160,000     294,000     416,000
                                ----------  ----------  ----------  ----------

Net income .................... $  312,949  $  279,808  $  565,252  $  729,569
                                ==========  ==========  ==========  ==========

Net income per common share
  and common equivalent
  share .......................       $.20        $.16        $.35        $.42
                                      ====        ====        ====        ====

Cash dividend per share of
  common stock ................       $.10        $.10        $.20        $.20
                                      ====        ====        ====        ====

Common and common equivalent
  shares outstanding ..........  1,587,133   1,744,781   1,610,551   1,740,024
                                 =========   =========   =========   =========


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                       Number of Weeks Ended
                                                     --------------------------
                                                      Twenty-six    Twenty-four
                                                      ----------    -----------
                                                        June 29       June 17
                                                          1996          1995
                                                      ----------     ---------
Cash flows from operating activities:
Net Income ........................................   $  565,252     $  729,569
                                                      ----------     ----------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization....................    444,769        418,761
    Accounts receivable..............................     82,184       (297,376)
    Inventories......................................   (737,937)      (188,100)
    Prepaid expenses.................................   (152,554)       (51,562)
    Other assets.....................................    (17,197)        19,230
    Accounts payable.................................    174,923         26,900
    Other liabilities................................   (104,914)       (42,151)
    Income taxes payable.............................    (88,500)      (257,056)
                                                      ----------     ----------
     Total adjustments.............................     (399,226)      (371,354)
                                                      ----------     ----------
     Net cash provided by operating activities......      166,026        358,215
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets.......................     (265,708)      (224,379)
  Proceeds from sales of capital assets............        415            617
  Proceeds from sales and maturity of available-for
    sale securities................................    1,005,068        300,000
                                                      -----------    ----------
     Net cash provided by investing activities.....      739,775         76,238
                                                      -----------    ----------

Cash flows from financing activities:
  Repurchase of 96,700 shares of common stock......   (1,020,815)            -
  Proceeds from the issuance of 14,387 and 21,449
    shares of common stock.........................      104,679        136,235
  Payment of dividends.............................     (313,477)      (341,686)
                                                      -----------    ----------
     Net cash used in financing activities.........   (1,229,613)      (205,451)
                                                      -----------    ----------
Net increase (decrease) in cash and cash equivalents    (323,812)       229,002

Cash and cash equivalents at beginning of year.....    2,295,186        789,152
                                                      -----------    ----------
Cash and cash equivalents at end of period.........   $1,971,374     $1,018,154
                                                      ==========     ==========

Supplemental disclosures of cash flows information:

  Cash paid during the period for:

    Income taxes...................................   $  382,500     $  673,203
                                                      ==========     ==========


See accompanying notes to consolidated financial statements.


                                      -3

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO Consolidated FINANCIAL STATEMENTS




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

B. Net Income Per Share

   Net income per share is based upon the weighted average number of common shares and common equivalent shares (based on stock options) outstanding during the period. Common equivalent shares arise from the dilutive effects of shares that may be purchased under stock option and purchase plans.

C. Accounting Period

   The Company's fiscal year is the 52-53 week period ending on the Saturday closest to December 31. References to 1996 and 1995, are for: quarter- the 13 weeks ended June 29, 1996 and 12 weeks ended June 17, 1995 ; year-to-date- the 26 weeks ended June 29, 1996 and the 24 weeks ended June 17, 1995. Effective in 1996 the Company changed the number of weeks which comprise its fiscal quarter and the quarter-end closing dates. Previously, the Company had utilized 13 four-week accounting periods for closing its books and quarterly financial information was reported on a 12-12-16-12 week basis in a 52 week fiscal year. The Company now has quarterly dates that correspond with the Saturday closest to the last day of each calendar quarter and each quarter will now consist of 13 weeks in a 52 week year. Every fifth year, the additional week to make a 53 week year (fiscal 1997 will be the next) is added to the fourth quarter making such quarter consist of 14 weeks.

D. Investments in Securities

   The amortized cost and estimated fair market value of the Company's portfolio of available-for-sale investments in marketable municipal debt securities at June 29, 1996 are set forth below by contractual maturity.

   ---------------------------------------------------------------------------
   Date Due                            Amortized                Estimated Fair
      (years)                             Cost                   Market Value
   ---------------------------------------------------------------------------
   After 1 through 5                   $  201,105                  $  199,449
   After 5 through 10                     989,882                     966,372
   After 10                               100,000                      93,563
                                       ----------                  ----------
   Totals                              $1,290,987                  $1,259,384
                                       ==========                   ==========


   The gross unrealized holding loss on available-for-sale securities at June 29, 1996 is $31,603. The loss, net of Federal and State income taxes, is included as a separate component in stockholder's equity. There were no gross unrealized gains.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                            INCOME STATEMENT SUMMARY
                            ------------------------
                                  (Unaudited)


The following table displays line items in the Consolidated Statements of Income as a percentage of net sales.





                                          Percentage of Net Sales
                                    -----------------------------------
                                    Quarter Ended        Year-to-Date
                                    --------------      ---------------
                                    Number of Weeks     Number of Weeks
                                     -------------      ---------------
                                     -13-     -12-       -26-     -24-
                                    -------  -------    -------  -------
                                    June 29  June 17    June 29  June 17
                                     1996     1995       1996     1995
                                    -------  -------    -------  -------

Net sales.........................  100.0%   100.0%     100.0%   100.0%
                                    -----    -----      -----    -----
Costs and expenses:
  Cost of sales...................   56.0     53.6       54.5     50.4
  Selling, general and
  administrative..................   32.7     33.6       34.4     33.5
                                    -----    -----      -----    -----
                                     88.7     87.2       88.9     83.9
                                    -----    -----      -----    -----

Operating income..................   11.3     12.8       11.1     16.1
Interest and other income, net....     .9      1.5        1.0      1.5
                                    -----    -----      -----    -----

Income before income taxes........   12.2     14.3       12.1     17.6

Provision for income taxes........    4.2      5.2        4.2      6.4
                                    -----    -----      -----    -----

Net income........................    8.0%     9.1%       7.9%    11.2%
                                    =====    =====      =====    =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Thirteen (quarter) and twenty-six (year-to-date) weeks ended June 29, 1996 compared to twelve (quarter) and twenty-four (year-to-date) weeks ended June 17,1995.

     Results of operations for the quarter reflect increases in: net sales of $849,000 or 27.6%; operating income of $49,000 or 12.4%; net income of $33,000 or 11.8%; and net income per share of %.04 or 25.0%. Year-to-date results of operations reflect an increase in net sales of $584,000 or 8.9% and decreases in: operating income of $266,000 or 25.3%; net income of $164,000 or 22.5%; and net income per share of $.07 or 16.7%.


     The increases in net sales were partially attributable to increased shipments of orders from a higher order backlog, and an additional one week of operations for the quarter and an additional two weeks of operations for the year-to-date period compared to last year.


     Year-to-date orders for comparable time periods decreased $282,000 or 3.4%, although the backlog of firm unfilled orders increased $285,000 or 4.5% to $6,563,000 compared to the same time last year. Compared to year-end, backlog is up $907,000 or 16.0%, notwithstanding higher shipments during 1996, and reflects continuing demand for Company products.


     As a result of the increases in the quarter and year-to-date net sales, cost of sales increased $547,000 or 33.2% for the quarter and $584,000 or 17.8% year-to-date. Cost of sales as a percentage of net sales increased 2.4% to 56.0% for the quarter and 4.1% to 54.5% year-to-date. The primary reasons for the increases were higher compensation rates impacting the current quarter and year-to-date from last year's merit pay increases that became effective last year at mid-year. Additional manufacturing personnel were hired to reduce the number of backlog ship days. The doubling of the matching contribution rate by the Company to the Company's 401(k) Plan and fixed overhead increases, due to the additional one week of operations in this current year's quarterly composition to thirteen weeks, which also impacted cost of sales. Non productive labor from TQM and ISO-9001 training, instruction and implementation costs as well as the set-up costs for the new manufacturing facility in Costa Rica which in the aggregate were $180,000 year-to-date, were charged to operations as incurred.

     Selling, general and administrative expenses increased $252,000 or 24.4% for the quarter and $266,000 or 12.1% year-to-date, and as a percentage of net sales decreased .9% to 32.7% for the quarter and increased .9% to 34.4% year-to-date. The increases are due to TQM and ISO-9001 training, instruction and implementation costs, and a comprehensive marketing analysis which in the aggregate were $255,000 year-to-date, and higher compensation expenses resulting from last year's mid-year merit increases to all employees.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


     The Company's liquidity and financial condition remained strong throughout the second quarter of 1996. At the end of the second quarter cash and investments in available-for-sale securities accounts reflect a total balance of approximately $3.2 million. Working capital stands at $9.5 million at the end of the second quarter 1996. The current ratio stands at 6.8 to 1.

     The Company's operating activities generated cash flows of $166,000 during the first half of 1996 compared to $358,000 in the first half of 1995. The Company invested $ 266,000 in plant improvements and equipment during the first half of 1996 compared to $224,000 during the first half of 1995. In addition the Company paid cash dividends of $313,000 in 1996 compared to $342,000 in 1995 at the quarterly rate of $.10 per share and made open market purchases of 96,700 shares of its common stock at a cost of $1,021,000 in the first half of 1996.

     The Company has a $3,000,000 unsecured line of credit agreement and the full line is available for future borrowing.

     Management believes that with the liquid resources, and the unused line of credit, along with cash flows expected to generated by operations, the Company will have sufficient resources for currently contemplated operations in 1996. The Company is in the process of establishing a low cost manufacturing facility in Costa Rica and anticipates it will be operational in the second half of 1996. The Company is also exploring the possibility of acquiring similar manufacturers of electronic devices, although it currently has no definitive plans or agreements. Management believes that such acquisitions and business operations expansion could be financed through the liquid and capital resources currently available as previously discussed and/or through additional borrowing or issuance of equity or debt securities.

Part II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  Date of the Meeting:     April 25, 1996
               Annual Stockholders Meeting.

          (b)  Election of (5) Directors
                                         Elected
                                         -------
               Nominated:                Yes  No
                                         ---  --
               Charles F. Huber II        X
               Eugene W. Niemiec          X
               Arthur A. Oliner           X
               Mason N. Carter            X
               Reynold K. Green           X

                                            For       Against      Abstain
                                         ---------   ---------    ---------
          (c)  Approve appointment of
               independent auditors       1,444,292     6,207       4,776

               Proposition was approved


 6.   Exhibits and Reports on Form 8-k

          Exhibit No.
          -----------

            (11) - Statement re: Computation of Earnings Per Share

               The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

Exhibit (11)


                           MERRIMAC INDUSTRIES, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                       ---------------------------------
                                  (Unaudited)



                                              Number of Weeks Ended
                                          ----------------------------
                                            Thirteen       Twenty-six
                                          -----------      -----------
                                            June 29         June 29
                                              1996            1996
                                          ----------       -----------

Net income ............................   $  312,949       $  565,252
                                          ==========       ===========


                                           PRIMARY EARNINGS PER SHARE
                                           --------------------------

Average number of shares outstanding
   Common stock........................     1,560,902        1,582,518
   Stock options (1)...................        25,907           28,033
                                            ---------        ---------

Shares outstanding as adjusted.........     1,586,809        1,610,551
                                            =========        =========

Net income per common share and common
   equivalent share....................          $.20             $.35
                                                 ====             ====


                                         FULLY DILUTED EARNINGS PER SHARE
                                         --------------------------------

Average number of shares outstanding
   Common stock........................     1,560,902        1,582,518
   Stock options (1)...................        26,231           28,033
                                            ---------        ---------

Shares outstanding as adjusted.........     1,587,133        1,610,551
                                            =========        =========

Net income per common share assuming
   full dilution.......................          $.20             $.35
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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: July 26, 1996                 By /s/   Eugene W. Niemiec
                                           -----------------------------------
                                           Eugene W. Niemiec
                                           President, Chief Executive
                                           Officer and Treasurer


    Date: July 26, 1996                 By /s/   Robert V. Condon
                                           -----------------------------------
                                           Robert V. Condon
                                           Vice President, Finance and
                                           Chief Financial Officer