Form 10QSB
period 1996-09-28
MERRIMAC INDUSTRIES INC
filed 1996-11-12
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter ended September 28, 1996              Commission file No. 0-11201
                  ------------------                                  -------

                           MERRIMAC INDUSTRIES, INC.
-------------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


        New Jersey                                           22-1642321
-------------------------------                     --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)



     41 Fairfield Place
     West Caldwell, New Jersey                                07007-0986
-------------------------------                      -------------------------
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
Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at November 8, 1996
-----------------------------                 --------------------------------
Common Stock ($.50 par value)                            1,499,135

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                          ---------------------------
                                 (Unaudited)
                                                     September 28,
                                                          1996
                                                     -------------
ASSETS
------
Current Assets:
  Cash and cash equivalents .......................   $ 2,403,369
  Accounts receivable .............................     1,764,444
  Inventories:
    Finished goods ................................       762,201
    Work in process ...............................     2,154,844
    Parts and raw materials .......................       978,136
                                                      -----------
      Total inventories ...........................     3,895,181

   Prepaid expenses ...............................       228,507
   Prepaid income taxes............................        83,951
   Deferred tax assets.............................     1,072,452
                                                      -----------
      Total current assets ........................     9,447,904

Property, plant and equipment .....................    12,679,319
  Less accumulated depreciation ...................     9,396,516
                                                      -----------
      Net property, plant and equipment ...........     3,282,803

Other assets ......................................        91,851
                                                      -----------
      Total Assets                                    $12,822,558
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current Liabilities:
  Accounts payable ................................   $   616,756
  Accrued liabilities .............................       875,550
                                                      -----------
      Total current liabilities ...................     1,492,306

Other liabilities..................................       223,000
Deferred Tax liabilities...........................       154,500
                                                      -----------
      Total liabilities                                 1,869,806
                                                      -----------
Stockholders' equity:
  Common stock, par value $.50 per share:
    Authorized:  5,000,000 shares
    Issued:  2,569,756 shares                           1,284,878
  Additional paid-in capital ......................     8,860,261
  Retained earnings ...............................     9,925,060
                                                      -----------
                                                       20,070,199
  Less treasury stock at cost:
    Purchased: 1,064,339 shares                         9,117,447
                                                      -----------
     Total Liabilities and Stockholders' Equity ...    10,952,752
                                                      -----------
                                                      $12,822,558
                                                      ===========


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                    Quarter Ended           Year-to-Date
                                ---------------------  -----------------------
                                   Number of Weeks         Number of Weeks
                                ---------------------  -----------------------
                                 Thirteen    Sixteen   Thirty-nine   Forty
                                ----------  ---------  ----------- -----------
                                  Sept 28     Oct 7      Sept 28     Oct 7
                                    1996       1995        1996       1995
                                ----------  ---------   ----------  ----------
Net sales .................... $ 2,997,905  $4,355,200 $10,110,778 $10,884,345
                               -----------  ---------- ----------- -----------
Cost and expenses:
  Cost of sales ...............  1,929,416   2,300,286   5,804,257   5,590,990
  Selling, general and
    administrative ............  1,095,883   1,399,129   3,549,149   3,586,888
  Restructuring charge.....(A).  1,821,762          -    1,821,762          -
                                ----------  ---------- ----------- -----------
                                 4,847,061   3,699,415  11,175,168   9,177,878
                                ----------  ----------  ----------  ----------

Operating income (loss)........ (1,849,156)    655,785  (1,064,390)  1,706,467
Interest and other
  income, net..................      5,899      68,235      80,385     163,122
                                ----------  ----------  ----------  ----------

Income (loss) before
  provision (credit) for
    income taxes............... (1,843,257)    724,020    (984,005)  1,869,589

Provision (credit) for
  income taxes.................   (704,000)    255,000    (410,000)    671,000
                                ----------  ----------  ----------  ----------

Net income (loss)..........(A).$(1,139,257) $  469,020  $ (574,005) $1,198,589
                               ===========  ==========  ==========  ==========

Net income (loss) per
  common share.............(A).      $(.73)       $.26       $(.36)       $.68
                                     =====        ====       =====        ====

Cash dividend per
  common stock ................       $.10        $.10        $.30        $.30
                                      ====        ====        ====        ====

Weighted average number of
  shares outstanding ..........  1,564,609   1,769,915   1,595,455   1,765,402
                                 =========   =========   =========   =========


See accompanying notes to consolidated financial statements.

(A) The restructuring charge net of related tax benefits was $1,093,000 or $.70 per share in 1996.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                       Number of Weeks Ended
                                                     --------------------------
                                                      Thirty-nine      Forty
                                                      -----------    ----------
                                                       Sept 28         Oct 7
                                                          1996          1995
                                                      ----------     ----------
Cash flows from operating activities:
Net income (loss).................................... $ (574,005)    $1,198,589
                                                      ----------     ----------
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation and amortization....................    648,594        705,361
    Effects of restructuring charge..................  1,687,000             -
    Loss on available-for-sale securities............     19,000             -
    Deferred income taxes............................   (381,252)            -
    Changes in operating assets and liabilities:
      Accounts receivable............................    608,737        215,923
      Inventories....................................   (954,171)      (236,480)
      Prepaid income taxes...........................    (83,951)            -
      Prepaid expenses...............................   (116,292)       (41,640)
      Other assets...................................    (88,254)        32,050
      Accounts payable...............................    230,453        111,725
      Accrued liabilities............................   (274,820)        22,116
      Income taxes payable...........................   (323,549)      (125,556)
                                                      ----------     ----------
     Total adjustments...............................    971,495        683,499
                                                      ----------     ----------
     Net cash provided by operating activities.......    397,490      1,882,088
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets.........................   (722,126)      (341,723)
  Proceeds from sales of capital assets..............        980            617
  Proceeds from sales and maturity of available-for
    sale securities..................................  2,272,071        499,503
                                                      ----------     ----------
     Net cash provided by investing activities.......  1,550,925        158,397
                                                      ----------     ----------

Cash flows from financing activities:
  Repurchase of 143,600 and 4 shares of common stock. (1,520,830)           (46)
  Proceeds from the issuance of 20,304 and 24,334
    shares of common stock...........................    147,287        154,005
  Payment of dividends...............................   (466,689)      (513,135)
                                                      ----------     ----------
     Net cash used in financing activities........... (1,840,232)      (359,176)
                                                      ----------     ----------
Net increase in cash and cash equivalents............    108,183      1,681,309

Cash and cash equivalents at beginning of year.......  2,295,186        789,152
                                                      ----------     ----------
Cash and cash equivalents at end of period........... $2,403,369     $2,470,461
                                                      ==========     ==========

Supplemental disclosures of cash flows information:

  Cash paid during the period for:

    Income taxes...................................   $  465,000     $  796,703
                                                      ==========     ==========


See accompanying notes to consolidated financial statements.


                                      -3

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO Consolidated FINANCIAL STATEMENTS




A. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of the anagement necessary for a fair presentation of the financial position of the Company as of September 28, 1996 and its results of operations and cash flows for the period presented.

B. Net Income (loss) Per Share

   Net income (loss) per share is based upon the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares arise from the dilutive effects of shares that may be purchased under stock option and purchase plans.

C. Accounting Period

   The Company's fiscal year is the 52-53 week period ending on the Satur-day closest to December 31. References to 1996 and 1995 are as follows: quarter- the 13 weeks ended September 28, 1996 and 16 weeks ended October 7, 1995 ; year-to-date - the 39 weeks ended September 28, 1996 and the 40 weeks ended October 7, 1995. Effective in 1996, the Company changed the number of weeks which comprise its fiscal quarter and the quarter - end closing dates. Previously, the Company had utilized 13 four-week accounting periods for closing its books and quarterly financial information was reported on a 12-12-16-12 week basis in a 52 week fiscal year. The Company now has quarterly dates that correspond with the Saturday closest to the last day of each calendar quarter and each quarter will now consist of 13 weeks in a 52 week year. Every fifth year, the additional week to make a 53 week year (fiscal 1997 will be the next) is added to the fourth quarter making such quarter consist of 14 weeks.

D. Restructuring

   The restructuring of engineering responsibilities and its attendant re-focus of product lines impacted the valuation of inventories. A review of inventories, certain intangibiles arising from acquired product designs, a non-compete agreement, and deferred compensation for a retiring senior officer resulted in aggregate charges of $1,822,000, and charges net of tax benefits of $1,093,000 or $.70 per share, to operations in the third quarter of 1996.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                            INCOME STATEMENT SUMMARY
                            ------------------------
                                  (Unaudited)


The following table displays line items in the Consolidated Statements of Income as a percentage of net sales.





                                          Percentage of Net Sales
                                    -----------------------------------
                                    Quarter Ended        Year-to-Date
                                    --------------      ---------------
                                    Number of Weeks     Number of Weeks
                                     -------------      ---------------
                                     -13-     -16-       -39-     -40-
                                    -------  -------    -------  -------
                                    Sept 28   Oct 7     Sept 28   Oct 7
                                      1996     1995       1996     1995
                                    -------  -------    -------  -------

Net sales.........................  100.0%   100.0%     100.0%   100.0%
                                    -----    -----      -----    -----
Costs and expenses:
  Cost of sales...................   64.4     52.8       57.4     51.4
  Selling, general and
    administrative................   36.5     32.1       35.1     32.9
  Restructuring charge............   60.8       -        18.0       -
                                    -----    -----      -----    -----
                                    161.7     84.9      110.5     84.3
                                    -----    -----      -----    -----

Operating income (loss)...........  (61.7)    15.1      (10.5)    15.7
Interest and other income, net....     .2      1.5         .8      1.5
                                    -----    -----      -----    -----

Income (loss) before provision
  (credit) for income taxes.......  (61.5)    16.6       (9.7)    17.2

Provision (credit) for
  income taxes....................  (23.5)     5.8       (4.1)     6.2
                                    -----    -----      -----    -----

Net income (loss).............(A).  (38.0)%   10.8%      (5.6)%   11.0%
                                    ======   =====      ======   =====

(A) The effects on net income (loss) of the third quarter restructuring charge, net of related tax benefits, were 36.5% for the quarter and 10.8% year-to-date in 1996. Excluding the restructuring charge net of related tax benefits, the 1996 quarter and year-to-date percentages would have been (1.5%) and 5.2%, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     For the thirteen (quarter) and thirty-nine (year-to-date) weeks ended September 28, 1996 compared to sixteen (quarter) and forty (year-to-date) weeks ended October 7, 1995:

     Results of operations for the quarter reflect decreases in: net sales of $1,357,000 or 31.2%; operating income before restructuring charge of $683,000 or 104.2%; operating income (after restructuring charge) of $2,505,000 or 382%; net income of $1,608,000 or 343%, after a restructuring charge of $1,093,000 net of related tax benefits; and net income per share of $.99 or 381%, after a restructuring charge net of related tax benefits of $.70 per share.

     Year-to-date results of operations reflect decreases in: net sales of $773,000 or 7.1%; operating income before restructuring charge of $949,000 or 55.6%; operating income (after restructuring) of $2,771,000 or 162%; net income of $1,773,000 or 148%, after a restructuring charge of $1,093,000 net of related tax benefits; and net income per share of $1.04 or 153%, after a restructuring charge net of related tax benefits of $.70 per share.

     The decreases in net sales for the quarter were primarily attributable to an accounting change in the quarterly composition from sixteen weeks in 1995 to thirteen weeks in 1996, which exacerbated comparison between the third quarters of 1996 and 1995. If the sixteen calendar weeks ended October 5, 1996 were compared to the same sixteen calendar weeks ended October 7, 1995, net sales would have been $4,175,000 versus $4,355,000, a decline of 4.1%.

     Year-to-date orders for comparable time periods of thirty-nine weeks decreased $467,000 or 4.0%, although the backlog of firm unfilled orders increased $563,000 or 9.0% to $6,812,000 compared to the same time last year. Compared to year-end 1995, backlog is up $1,156,000 or 20.4% partially due to the shipment shortfall for the first nine months of 1996 and continuing demand for Company products.

     As a result of the decreases in the quarter and year-to-date net sales, cost of sales decreased $371,000 or 16.1% for the quarter,but increased $213,000 3.8% year-to-date. Cost of sales as a percentage of net sales increased 11.6% to 64.4% for the quarter and 6.0% to 57.4% year-to-date. The primary reasons for the increases were higher compensation rates impacting the current quarter and year-to-date due to the merit pay increases that became effective last year at mid-year 1995. Additional manufacturing personnel were hired to reduce the number of backlog ship days. The doubling of the matching contribution rate by the Company to the Company's 401(k) Plan and fixed overhead increases, not fully absorbed because the shipment shortfall impacted cost of sales. The loss of production time from TQM and ISO-9001 training and implementation as well as the set-up costs for the new manufacturing facility in Costa Rica, which in the aggregate were $173,000 for the quarter and $353,000 year-to-date, were charged to operations as incurred.

     Selling, general and administrative expenses increased as a percentage of net sales 4.4% to 36.5% for the quarter and increased 2.2% to 35.1% year-to-date. The increases are due to TQM and ISO-9001 training, instruction and implementation costs, and a comprehensive marketing analysis which in the aggregate were $184,000 for the quarter and $439,000 year-to-date, as well as higher compensation expenses resulting from last year's mid-year merit increases to all employees.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


     The Company's liquidity and financial condition remained strong throughout the third quarter of 1996. End of quarter cash balances are approximately $2.4 million and working capital of $8.0 million reflects a current ratio of 6.3 to 1 at the end of the quarter.


     The Company's operating activities generated cash flows of $397,490 during the first nine months of 1996 compared to $1,882,000 in the first nine months of 1995. The Company invested $721,000 in plant improvements and equipment during the first nine months of 1996 compared to $341,000 during the first nine months of 1995. In addition the Company paid cash dividends of $467,000 in 1996 compared to $513,000 in 1995, at the quarterly rate of $.10 per share and made open market purchases of 143,600 of its common stock at a cost of $1,521,000 in the first nine months of 1996.

     The Company has a $3,000,000 unsecured line of credit agreement and the full line is available for future borrowing.

     Management believes that with the cash position and the unused line of credit, along with cash flows expected to be generated by operations, the Company will have sufficient resources for currently contemplated operations. The Company has completed the establishment of a low cost manufacturing facility in Costa Rica which became operational during the third quarter of 1996. As part of a new open-market stock repurchase program , the Company has been authorized to purchase up to 100,000 shares, from time to time depending on market conditions in contemplation of establishing a stock bonus plan. The Company is also exploring the possibility of acquiring similar manufactures of electronic devices, although it currently has no definitive plans or agreements. Management believes that such stock repurchases, acquisitions and business operations expansion could be financed through the available cash and capital resources currently available as previously discussed and/or through additional borrowing or issuance of equity or debt securities.

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibit NO.
               -----------
               (11) - Statement of re: Computation of Earnings Per Share

          (b) A report on form 8-K dated November 04, 1996 was filed reporting the Registrant's results of operation, restructuring charge, and stock repurchase program for the third quarter of 1996.

Exhibit (11)


                           MERRIMAC INDUSTRIES, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                       ---------------------------------
                                  (Unaudited)



                                              Number of Weeks Ended
                                          ----------------------------
                                           Thirteen        Thirty-nine
                                          -----------      -----------
                                            Sept 28         Sept 28
                                              1996            1996
                                          -----------      -----------

Net income (loss)......................   $(1,139,257)     $ (574,005)
                                          ===========      ==========


                                           PRIMARY EARNINGS PER SHARE
                                           --------------------------

Average number of shares outstanding
   Common stock........................     1,529,439        1,564,817
   Stock options (1)...................        30,467           26,985
                                            ---------        ---------

Shares outstanding as adjusted.........     1,559,906        1,591,802
                                            =========        =========

Net income (loss) per common and common
   equivalent share....................         $(.73)           $(.36)
                                                =====            =====


                                         FULLY DILUTED EARNINGS PER SHARE
                                         --------------------------------

Average number of shares outstanding
   Common stock........................     1,529,439        1,564,817
   Stock options (1)...................        35,170           30,638
                                            ---------        ---------

Shares outstanding as adjusted.........     1,564,609        1,595,455
                                            =========        =========

Net income (loss) per common share
   assuming full dilution..............         $(.73)           $(.36)
                                                =====            =====


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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: November 8, 1996              By /s/   Eugene W. Niemiec
                                           -----------------------------------
                                           Eugene W. Niemiec
                                           President, Chief Executive
                                           Officer and Treasurer


    Date: November 8, 1996              By /s/   Robert V. Condon
                                           -----------------------------------
                                           Robert V. Condon
                                           Vice President, Finance and
                                           Chief Financial Officer