Form 10KSB
period 1996-12-28
MERRIMAC INDUSTRIES INC
filed 1997-03-27
CIK 706864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 1996

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
   Common stock                           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

     State registrant revenues for its most recent fiscal year were $14,152,970.

     The aggregate market value of voting Stock held by non-affiliates based upon the average price of such stock as quoted on AMEX for March 13, 1996 was $13,368,735. Shares of Common Stock held by each officer and director, have been excluded in that such persons may be deemed to be affiliates.

     Registrant's  Common  Stock  outstanding  at March  13,1997  was  1,515,063 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

part I    - Certain  information  contained in the Annual Report to Stockholders
  &          for Fiscal Year Ended December 28, 1996,
part II      filed as Exhibit 13 herewith.

part III  - Certain information contained in the Proxy Statement for May 12,
            1997 Annual Meeting of Stockholders.



Exhibit index on page 12.

                                     PART I




     Merrimac Industries, Inc., was incorporated in 1954 under the laws of the State of New York. Merrimac Industries, Inc. was reincorporated in New Jersey in 1994 and is hereinafter sometimes referred to as the "Company".




ITEM 1. DESCRIPTION OF BUSINESS



General
-------

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

     The Company has traditionally developed and offered for sale products built to specific customer needs and standard catalog items. The sales of components and sub-assemblies for use in government applications accounted for approximately 50% of 1996 revenues. Approximately 24% of 1996 revenues were derived from initial orders for products custom designed for specific customer applications, 43% from repeat orders for such products, and 33% from catalog sales.

     The Company's strategy is to be a reliable supplier of high quality, technically innovative signal processing products. The Company coordinates its marketing, research and development, and manufacturing operations to develop new products and expand its markets. The Company's marketing and development activities focus on identifying and producing prototypes for new military and commercial programs and applications in aerospace, navigational systems, telecommunications and cellular analog and digital (PCS) electronics. The Company's research and development efforts are targeted towards providing customers with more complex, reliable, and compact products at lower costs.
Improved production efficiencies coupled with the capacity of the newly operational low-cost manufacturing facility in Costa Rica and more extensive use of automated test equipment such as Hewlett Packard network analyzers (models 3577, 8505, 8510, 8720 and 8753) have resulted in a considerable reduction of the set-up time to take measurements, calibrate test equipment and print out hard copy of data. In addition, computerized cost controls such as closed job history, up-to-date work in process costs and selling prices are also enhancing the Company's competitive position. Laser marking continues to be incorporated into the process of metal packages, providing totally permanent marking, greater flexibility and lower costs. See also discussion of CAD/CAM in "Research and Development" below.

     For a discussion of financial information about the nature of business, foreign and domestic operations and export sales, reference is made to Note 9 to Consolidated Financial Statements in the Company's Annual Report to Stockholders for Fiscal Year Ended December 28, 1996 which note is incorporated herein by reference.




Products
--------

     The Company's major product categories are: (1) power dividers/combiners that equally divide input signals or combine coherent signals for nearly lossless power combinations; (2) I&Q networks (a subassembly of circuits which allows two information signals (incident and quadrature) to be carried on a single radio signal for use in digital communication and navigational positioning; (3) directional couplers that allow for signal sampling along transmission lines; (4) phase shifters that accurately and repeatedly alter a signal's phase transmission to achieve desired signal processing or demodulation; (5) hybrid junctions that serve to split input signals into two output signals 180 degrees out of phase or combine equal amplitude signals with 0 degree or 180 degrees out of phase; (6) balanced mixers that convert two input frequencies to another frequency; (7) variable attenuators that serve to control or reduce power flow with distortion; (8) beamformers that permit an antenna to electronically track or transmit a signal; (9) quadrature couplers that serve to split input signals into two output signals 90 degrees out of phase or combine equal amplitude quadrature signals; and (10) solid-state switches that control signal routing. The Company's other product categories include single side band modulators, vector modulators and a wide variety of specialized integrated assemblies. In the last fiscal year, no one product accounted for more than ten percent of total net sales.

     About 36% of the Company's sales were derived from the sales of products for use in high-reliability aerospace, satellite, and missile applications in 1996. These products are designed to withstand severe environments without failure or maintenance over prolonged periods of time (5-20 years). The Company provides facilities dedicated to the design, development, manufacture, and testing of these products along with special program management and documentation personnel. The Company offers products in each of its major categories for high-reliability applications.

     The Company's products are also used in a broad range of other defense and commercial applications, including radar, navigation, missiles, electronic warfare and countermeasures, cellular analog and digital electronics and communications equipment. The Company's products are also utilized in systems to receive and distribute television signals from satellites and through other microwave networks including cellular radio.

Marketing
---------

     The Company markets its products in the United States and Canada directly to customers through a marketing staff comprised of 10 employees and through 15 independent domestic sales organizations The Company's marketing program focuses on identifying new programs and applications for which the Company can develop prototypes leading to volume production orders.

     The Company utilizes approximately 17 independent sales organizations to market its products elsewhere in the world. Sales to foreign customers amounted to: $4,390,000 (31.0% of sales) in fiscal 1996; $4,229,000 (29.4% of sales) in fiscal 1995; and $3,526,000 (25.9% of sales) in fiscal 1994.

     The Company's customers are primarily major industrial corporations that incorporate the Company's products into a wide variety of defense and commercial systems. The Company's customers include Raytheon, Boeing, Northrop Grumman, Lockheed Martin, Harris Corp., Litton Industries, Hughes Aircraft, TRW, Southwest Research and Motorola. Sales to any one foreign geographic area did not exceed 10% of net sales for 1996, 1995 or 1994. Sales to Lockheed Martin
(1996) and Raytheon Company (1994) amounted to 10.8% and 10.0% of net sales, respectively. No one company accounted for more than 10% of net sales in 1995.

     The Company has obtained an internet uniform resource locator ("URL") address and has established a commercial presence which includes its product catalog available on the World Wide Web as http://www.merrimacind.com.


Research and Development
------------------------

     During fiscal 1996, 1995 and 1994, research and development expenditures amounted to $246,000, $275,000 and $398,000, respectively. The Company plans to invest development funds at the same level in 1977 as in 1996 and will focus its efforts at specific customer applications requiring further miniaturization, precision and volume applications.

     The Company's research and development activities include development of prototypes for new programs and applications and the implementation of new technologies to enhance the Company's competitive position. Projects focusing on surface mounted devices (SMD) and micro-electronic assemblies are directed toward development of more circuitry in smaller, lower cost, and more reliable packaging that is easier for customers to integrate into their products. The Company continues to expand its use of computer aided design and manufacturing (CAD/CAM) in order to reduce design and manufacturing costs as well as development time.

Backlog
-------

     The Company manufactures specialized components and subsystems pursuant to firm orders from customers and standard components for inventory. At December 28, 1996, the Company had a firm backlog of orders of approximately $8,200,000. The Company estimates that approximately 90% of the orders in its backlog as of December 28, 1996 will be filled within one year. The Company does not consider its business to be seasonal.




Competition
-----------

     The Company encounters competition in all aspects of its business. The Company competes both domestically and internationally in the military and commercial markets and specifically within the aerospace and communications areas. The Company's competitors consist of entities of all sizes. Generally, the smaller companies offer lower prices due to lower overhead expenses, and often larger companies have greater financial resources than the Company. The Company competes with all on a basis of technological performance, quality reliability and dependability in meeting shipping schedules as well as on the basis of price. The Company believes that the above factors have served well in earning the respect and loyalty of many customers in the industry. These factors have enabled the Company over the years to successfully maintain a stable customer base and have directly contributed to the Company's ability to attract new customers.




Manufacturing, Assembly and Source of Supply
--------------------------------------------

     Manufacturing operations consist principally of assembly an testing of components and subsystems built from purchased electronic materials and components, fabricated parts, and printed circuits. Manual and semi-automatic methods are utilized depending principally upon production volumes. The Company has its own machine shop employing CAD/CAM techniques and etching facilities to handle soft and hard substrate materials. In addition, the Company maintains testing and inspection procedures intended to minimize production errors and enhance product reliability. The Company's low cost manufacturing facility in Costa Rica became operational in the second half of 1996.


     During 1996, the Company continued to both implement programs to improve the efficiency of manufacturing operations and reduce costs. The Company continues to establish more stringent procedures and documentation standards to provide for the prompt transfer of the production of prototype products from engineering to manufacturing. To enhance the structure and quality of these functions, ISO-9001 certification is being sought. Documentation improvements are being implemented which will also strengthen our position as a world class quality supplier upon competition.

     It is the Company's policy to use manufacturing cost savings to enhance, its competitive position.


     Electronic components and raw materials used in the Company products are generally available from a sufficient number of qualified suppliers. Some materials are standard items and others are manufactured to the Company's specifications by subcontractors. The Company is not dependent upon any single supplier for any of its components or materials.


Employee Relations
------------------

     As of December 28, 1996 the Company employed approxmately 160 persons, of which 28 are employed at the Company's Costa Rica facility. None of the Company's employees are represented by a labor organization. The Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are satisfactory.


Patents
-------

     The Company owns 15 patents with respect to certain inventions it developed. Although it has from time to time filed patent applications in connection with the inventions which it believes patentable the Company does not believe that patents or other similar intangible rights afford significant protection from competitors or are material to its business.



ITEM 2. DESCRIPTION OF PROPERTIES

     The Company's administrative offices, research and principal production facilities are located in West Caldwell, New Jersey, on a five acre parcel owned by the Company. A 12,000 square-foot plant was built in November 1966; a 13,500 square-foot addition was completed in December 1971; and a 26,500 square-foot addition was completed in July 1980, aggregating 52,000 square feet presently.

     The Company owns all of its land, buildings, laboratory, production and office equipment, as well as its furniture and fixtures. The Company believes that its plant and facilities are well suited for the Company's business and are properly utilized, suitably located and in good repair.

     In 1996 the Company entered into a lease for a 3,000 square foot production facility in Costa Rica.

     The Company does not make any investments in real estate other than in connection with its operations.

ITEM 3. LEGAL PROCEEDINGS

     On July 1, 1993, the Company filed a $750,000 amended complaint against the former principals of an acquired Canadian Business, in the United States District Court for the District of New Jersey, for misrepresentations made by them in conjunction with the Stock Purchase Agreement between the parties. On or about November 1, 1993, the former principals filed an action in Ontario Court against the Company for breach of the same Stock Purchase Agreement, fraud, breach of employment agreements, wrongful dismissal, breach of lease and damage to leased premise. The former principals have demanded $(Canadian) 1,000,000 in compensatory and punitive damages. During 1995 the Company and former principles settled the lawsuit filed in United States district Court without compensation to either party, however the litigation in Ontario is continuing and the Company has filed a counter claim demanding $1,500,000 in compensation and punitive damages. The Company believes that the former principals' action is without merit and intends to pursue its action and vigorously contest the former principals' lawsuit.


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

                                     PART II



ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock began trading on the American Stock Exchange on July 11, 1988 under the symbol MRM and is still listed there.

     Reference is made to the table captioned "Quarterly Common Stock Data" page 22 of the Company's Annual Report to Stockholder for Fiscal Year Ended December 28, 1996, which is incorporated herein in by reference for information with respect to the high and low bid prices of the Company's Common Stock during the Company's past two fiscal years.

     The Company had approximately 200 holders of record on March 13, 1997.

     Reference is made to Note 8 to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for fiscal Year Ended December 28, 1996, which note is incorporated herein by reference for information with respect to payment of cash dividend in 1996, 1995 and 1994.



ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATION


     Reference is made to pages 8 and 9 of the Company's Annual Report to Stockholders for the fiscal year ended December 28, 1996, which pages are incorporated herein by reference.



ITEM 7.    FINANCIAL STATEMENTS


     Reference is made to pages 10 through 22 of the Company' Annual Report to Stockholders for fiscal year ended December 28, 1996, which pages are incorporated herein by reference with respect to the Company's financial position as of December 28, 1996 and December 30, 1995, and the results of operations and cash flows for the years ended December 28, 1996 Decemebr 30, 1995 and December 31, 1994 and the report of J.H. Cohn LLP, also included therein as follows:

                                                                    Page in
                                                                 Annual Report
                                                                to Stockholders
                                                                     1996

Consolidated Balance Sheets at December 28,
     1996 and December 30, 1995 ..............................        11

For the fiscal years ended December 28, 1996
  December 30, 1995 and December 31, 1994:

     Consolidated Statements of Income .......................        10
     Consolidated Statements of Stockholders'
      Equity .................................................        12
     Consolidated Statements of Cash Flows ...................        13

Notes to Consolidated Financial Statements ...................       14-21

Report of Independent Public Accountants .....................        22


ITEM 8. CHANGES IN AND DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOUSRE

        Not applicable.

                                    PART III


     Pursuant to General Instruction E1. to Form 10-KSB, portions of information required by items 9-12 and indicated below are hereby incorporated by reference to the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement") which the Company will file with the Securities and Exchange Commission by April 12, 1997.




ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following is a list of the Company's executive officers, their ages and their positions as of December 28, 1996. Generally each executive officer is elected for a term of one year at the organizational meeting of the Board of Directors following the Annual Stockholders Meeting.


              Name                     Age              Position
       -------------------             ---     --------------------------

       Charles F. Huber II             67      Chairman of the Board

       Mason N. Carter                 50      President and
                                               Chief Executive Officer

       Eugene W. Niemiec               57      Vice Chairman and
                                               Chief Technology Officer

       Reynold K. Green                38      Vice President, Manufacturing

       John J. Antonich                63      Vice President,
                                               Secretary/Controller
                                               (retired December 31, 1996)

       John Z. Blahosky                65      Vice President,
                                               Special Projects

       Robert V. Condon                50      Vice President, Finance and
                                               Chief Financial Officer

       Brian R. Dornan                 48      Vice President, Technology and
                                               Engineering

       Norman A. Holden                52      Vice President, Quality Assurance
                                               Control and Technical Services

       Walter N. Joswick               44      Vice President, Engineering

       Anthony N. Ramsden              52      Vice President
                                               Sales, Marketing



  Family Relationships

     There are no family relationships among the officers listed. All elected officers hold office for one year and until their successors are elected and qualified.

Business Experience of Executive Officers During Past Five Years


     Mr. Huber, effective September 9, 1994, was elected Chairman of Merrimac Industries, Inc. In addition, he is currently Chairman of Transnational
Industries, Inc., a manufacturing company in Chadds Ford, Pennsylvania and Director, Vice President, Secretary and Treasurer of Prodo-Pak Corp., a manufacturer of Packaging machinery, Garfield, New Jersey. He has been a Managing Director of William D. Witter, Inc., an investment banking organization in New York, New York since 1981 where he specializes in leveraged buyouts.

     Mr. Carter, on December 16, 1996, was elected President and Chief Executive Officer. From 1994 to 1996 he was President of the Products and Systems Group of Datatec Industries, Inc., Fairfield, New Jersey, a leading provider of data network implementation services. He was President and CEO of Kentile, Inc., Chicago, Illinois, a manufacturer of resilient flooring from 1992 to 1994. From 1987 to 1992, he was President and CEO of Metex Corp., Edison, New Jersey, a manufacturer of industrial and automotive products. He was a Director of United Capital Corp., Great Neck New York from 1989 to 1994.

     Mr. Niemiec, on December 16, 1996, was elected Vice Chairman and Chief Technology Officer of the Company. From September 1994 to December 1996 he held the offices of President, Chief Executive Officer and Chief Operating Officer. He was President and Chief Operating Officer from 1990 to 1994.

     Mr.  Green,   effective   April  1996,  was  appointed  Vice  President  of
Manufacturing. Over the past five years Mr. Green has held the positions of Director of Manufacturing, National Sales Manager and Director of Quality Control and High-Reliabilitys service at Merrimac.

     Mr. Antonich was Vice President Secretary/Controller since prior to 1991. Mr. Antonich retired December 31, 1996.

     Mr. Blahosky, effective October 1996, was appointed Vice President, Special Projects. He had been executive Vice President since 1990.

     Mr. Condon has been Vice President, Finance and Chief Financial Officer ("CF0") since joining the Company in March 1996, and was appointed Secretary and Treasurer in January 1997. Prior to joining the comapany he was with Berkeley Educational Services as Vice President, Finance, Treasurer, and CFO from 1995 to February 1996. During 1994 Mr Condon was involved in consulting and entrepreneurial activities. From 1987 to 1993, he was Senior Vice President, Finance and CFO of SCS Communications, a private holding company.

     Mr. Dornan, effective October 1996, was appointed Vice President of Technology and Engineering. He had been Group Vice President of Manufacturing since 1986.

     Mr. Holden, effective October 1996, was appointed Vice President of Quality Assurance, Control and Technical Services. He had been Director of Quality since 1991.

     Mr. Joswick, effective October 1996, was appointed Vice President of Engineering. He had been Director of I.F. Engineering since 1991.

     Mr. Ramsden, has been Vice President of Sales and Marketing since joining the Company in 1986.

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


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the information in the table and the notes thereto, under the caption "SHARE OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICE AND CERTAIN STOCKHOLDERS" contained in the Proxy Statement, which information is incorporated herein by reference.



ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Not applicable.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, therein duly authorized.


                                              MERRIMAC INDUSTRIES, INC.
                                                    (Registrant)


  Date: March 24, 1997                    By: /s/ Mason N. Carter
                                              ---------------------------
                                             (President and
                                              Chief Executive officer)


  Date: March 24, 1997                    By: /s/ Robert V. Condon
                                              ---------------------------
                                              (Vice President Finance,
                                               Treasurer, Secretary and
                                               Chief Financial Officer)








     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Signature                       Date                     Title
  -------------------------            -------                   --------

   /s/ Charles F. Huber II             3-24-97                   Director
  -------------------------            -------                   --------
      (Charles F. Huber II)

   /s/ Mason N. Carter                 3-24-97                   Director
  -------------------------            -------                   --------
      (Mason N. Carter)

   /s/ Reynold K. Green                3-24-97                   Director
  -------------------------            -------                   --------
      (Reynold K. Green)

   /s/ Eugene W. Niemiec               3-24-97                   Director
  -------------------------            -------                   --------
      (Eugene W. Niemiec)

   /s/ Arthur A. Oliner                3-24-97                   Director
  -------------------------            -------                   --------
      (Arthur A. Oliner)

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

             (d) 1996 Stock Option Plan for Non-Employee Directors of the Company effective September 5, 1996.

             (e) Employment Agreement between the Company and Mason N. Carter dated as of December 19, 1996. *

             (f) Employment Agreement between the Company and Eugene W. Niemiec dated as of December 16, 1996. *

             (g) 1983 Key Employees Stock Option Plan of the Company effective March 21, 1983 is hearby incorporated by reference to
                  Exhibit 10(m) to the Form 10-K Annual Report which was filed with the Securities and Exchange Commission on March 31, 1983.

         13       Annual Report to Stockholders for Fiscal Year
                  Ended December 28, 1996.

         21       Subsidiaries of the Registrant.

         23       Consent of J.H. Cohen LLP

         27       Financial Data Schedule for Fiscal Year Ended December 28,1996


(b)  -   Reports on Form 8-K

         A report on Form 8-K was filed on November 4, 1996 reporting the Company's results of operations, restructuring charge, and stock repurchase program for the 3rd quarter of 1996.

         * Indicates that exhibit is a management contract or compensatory plan or arrangement.