Form 10QSB
period 1997-03-29
MERRIMAC INDUSTRIES INC
filed 1997-05-13
CIK 706864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For Quarter ended MARCH 29,1997                  Commission file No. 0-11201


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed be Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES __X__     NO _____.


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practible date.


                  Class                        Outstanding at May 1, 1997
      -----------------------------            -----------------------------
      Common Stock ($.50 par value)                      1,531,725

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             MERRIMAC INDUSTRIES, INC.
                             CONSOLIDATED BALANCE SHEETS
                             ---------------------------
                                     (Unaudited)
                                                       March 29, 1997
                                                       --------------
     ASSETS
     ------
     Current assets:
       Cash and cash equivalents .....................  $   805,583
       Available-for-sale securities (D) .............    1,164,222
       Accounts receivable ...........................    2,513,098
       Inventories:
         Finished goods ..............................      936,592
         Work in process .............................    2,456,934
         Parts and raw materials .....................    1,083,914
                                                        -----------
            Total inventories ........................    4,477,440

        Prepaid expenses .............................      192,669
        Prepaid income taxes .........................           -
        Deferred income taxes ........................      963,646
                                                        -----------
           Total current assets ......................   10,116,658





     Property, plant and equipment ...................   12,991,485
        Less accumulated depreciation ................    9,474,989
                                                        -----------
           Net property, plant and equipment .........    3,516,496

     Deferred income taxes ...........................       47,000
     Other assets ....................................       26,249
                                                        -----------
                                                        $13,706,403
                                                        ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
     Current liabilities:
        Accounts payable .............................  $   952,833
        Accrued liabilities ..........................    1,125,219
        Income tax payable ...........................       44,297
                                                        -----------
           Total current liabilities .................    2,122,349

     Other liabilities ...............................      284,530
                                                        -----------
           Total liabilities .........................    2,406,879

     Stockholders' equity:
        Common stock, par value $.50 per share:
           Authorized: 5,000,000 shares
           Issued:     2,589,902 shares...............    1,294,952
        Additional paid-in capital ...................    9,040,890
        Retained earnings ............................   10,178,037
        Unrealized holding gain on available-for-
         sale securities, less deferred tax benefit (D)      12,710
                                                        -----------
                                                         20,526,589
        Less treasury stock ; at cost:
            Purchased:  1,074,839 shares .............    9,227,065
                                                        -----------
            Total stockholders' equity ...............   11,299,524
                                                        -----------
                                                        $13,706,403
                                                        ===========

See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                                      Thirteen Weeks Ended
                                                 -----------------------------

                                                   March 29,          Mar 30,
                                                     1997              1996
                                                 -----------        ----------
Net sales ....................................   $ 4,275,155       $ 3,187,345
                                                 -----------        ----------
Cost and expenses:
   Cost of sales .............................     2,375,107         1,677,817
   Selling, general and
      administrative .........................     1,489,006         1,168,339
                                                 -----------        ----------
                                                   3,864,113         2,846,156
                                                 -----------        ----------
Operating income .............................       411,042           341,189
Interest and other income, net................        26,704            40,114
                                                 -----------        ----------
Income before income taxes ...................       437,746           381,303
Provision for income taxes ...................       160,000           129,000
                                                 -----------        ----------
Net Income ...................................   $   277,746       $   252,303
                                                 ===========        ==========

Net income per common share...................          $.18              $.15
                                                        ====              ====
Cash dividend per share of
   common stock ..............................          $.10              $.10
                                                        ====              ====
Weighted average number of
   shares outstanding ........................     1,547,276         1,634,248
                                                  ==========        ==========




See accompanying notes to consolidated financial statements.

                          MERRIMAC INDUSTRIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                       Thirteen Weeks Ended
                                                     -------------------------
                                                        Mar 29,        Mar 30,
                                                         1997           1996
                                                     ----------     ----------
Cash flows from operating activities:

   Net income .....................................  $  277,746     $  252,303

     Adjustments  to  reconcile  net income to net
      cash provided by operating activities:
       Depreciation and amortization...............     207,581        219,716
       Deferred compensation.......................      35,430             -
       Changes in operating assets and liabilities:
         Accounts receivable.......................    (663,056)       229,551
         Inventories...............................    (311,622)      (477,322)
         Other current assets .....................      79,141        (73,898)
         Other assets..............................       4,191        (11,382)
         Accounts payable..........................     202,070         (8,360)
         Accrued liabilities.......................     172,339         41,323
         Income taxes payable......................      44,297         91,500
                                                     ----------     ----------
         Total adjustments                             (229,629)        11,128
                                                     ----------     ----------
         Net cash provided by operating activities.      48,117        263,431
                                                     ----------     ----------

Cash flows from investing activities:
   Purchase of capital assets .....................    (381,839)       (48,640)
   Proceeds from sales of capital assets ..........          -             400
   Proceeds from sales of available-for-sale
     securities....................................          -       1,005,068
   Purchase of investment securities...............     (12,490)             -
                                                     ----------     ----------
         Net cash provided by investing activities.    (394,329)       956,528
                                                     ----------     ----------

Cash flows from financing activities:
  Repurchase of 56,200 shares of common stock                -        (596,310)
  Proceeds from the issuance of 4,153 and 11,227
    shares of common stock ........................      37,640         81,223
  Payment of dividends.............................    (151,426)      (158,657)
                                                     ----------     ----------
Net cash used in financing activities .............    (113,786)      (673,744)
                                                     ----------     ----------
Net increase (decrease)in cash and cash equivalents    (459,998)       546,215

Cash and cash equivalents at beginning of year.....   1,265,581      2,295,186
                                                     ----------     ----------
Cash and cash equivalents at end of period.........  $ 805,583      $2,841,401
                                                     ==========     ==========

Supplemental disclosures of cash flows information:

  Cash paid during the quarter for:

     Income taxes .................................          -      $   37,500
                                                     ==========     ==========


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO Consolidated FINANCIAL STATEMENTS
                   ------------------------------------------

A. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of the management, necessary for a fair presentation of the financial position of the Company as of March 29, 1997 and its results of operations and cash flows for the periods presented.

B. Net Income Per Common Share

     Net income per share is based upon the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivlent shares arise from the dilutive effects of shares that may be purchased under stock option and purchase plans.

C.  Accounting Period

     The Company's fiscal year is the 52-53 week period ending on the Saturday closest to December 31. The Company has quarterly dates that correspond with the Saturday closest to the last day of each calender quarter and each quarter consists of 13 weeks in a 52 week year. Every fifth year, the additional week to make a 53 week year (fiscal 1997 is the next)is added to the fourth quarter making such quarter consist of 14 weeks.

D. Investments in available-for-sales securities

     The cost of the Company's portfolio of available-for-sale investments in marketable equity securities at March 29, 1997 is reconciled to the fair market value, which was also the carrying value, of the portifolio as follows:


                                               March 29, 1997
                                              ---------------

     Cost                                          $1,142,958
     Gross unrealized gains                            21,264
     Gross unrealized losses                               -
                                              ---------------
     Fair market value                             $1,164,222
                                              ---------------


     The net unrealized gains of $21,264 at March 29, 1997 are included as a seperate component of stockholders' equity, net of deferred tax effects.

    Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS





                            INCOME STATEMENT SUMMARY
                                  (Unaudited)

The following table displays line items in the Consolidated Statements of Income as a percentage of net sales.

                                                Percentage of Net Sales
                                                -----------------------
                                                     - Quarter 1 -
                                                -----------------------
                                                 Thirteen Weeks Ended
                                                ---------     ---------
                                                March 29,     March 30,
                                                  1997          1996
                                                ---------     ---------
                 Net sales ..................    100.0%         100.0%
                                                 -----          -----
                 Costs and expenses:
                   Cost of sales ............     55.6           52.6
                   Selling, general and
                   administrative ...........     34.8           36.7
                                                 -----          -----
                                                  90.4           89.3
                                                 -----          -----
                 Operating income............      9.6           10.7
                 Other income, net...........       .6            1.2
                                                 -----          -----

                 Income before income taxes..     10.2           11.9

                 Provision for imcome taxes..      3.7            4.0
                                                 -----          -----
                 Net income                        6.5%           7.9%
                                                 =====          =====

                Mananagement Discussion And Analysis of Financial
                       Condition And Results Of Operations


     Quarter ended March 29, 1997 compared to quarter ended March 30, 1996.

     Results of operations reflect increases in: net sales of $1,088,000 or 34.1%; operating income of $70,000 or 20.5%; net income of $26,000 or 10.1%; and net income per share of $.03 or 20%.

     The net sales increase was partially attributable to delivering shipments against a firm order backlog with order release dates that coincided with production and shipment schedules. The first quarter of 1996 had disruptions due to manufacturing down-time resulting from major snowfalls which interrupted manufacturing and delayed product shipments.

     Incoming orders received for the first quarter increased $1,400,000 or 35% and the backlog of firm unfilled orders increased $2,900,000 or 45% to $9,400,000. Compared to year-end 1996, backlog is up $1,200,000 or 15% which reflects increased demand for Company products.

     Cost of sales increased $697,000 or 41.5% and as a percentage of net sales increased 3.0% to 55.6%. The primary reason for the increase was increased compensation; a merit pay increase became effective mid-year 1996 and additional manufacturing personnel were hired to concentrate on improving delivery performance by reducing the number of late ship days in backlog. In addition, certain transitional manufacturing costs associated with further restructuring impacted cost of sales negatively.

     Selling, general and administrative expenses increased $321,000 or 27.5%, although as a percentage of net sales decreased 1.9% to 34.8%. Increases in selling costs were related to higher sales commissions due to increased sales revenues. General and administrative expenses partially increased due to compensation related to the hiring of additional administrative personnel and higher compensation expenses resulting from last year's mid-year merit increases to all employees. Certain transitional costs associated with further restructuring also impacted selling, general and administrative expenses.

     Net income was $278,000 compared to $252,000 and net income per share of $.18 benefited by approximately $.01 per share resulting from an 87,000 common share reduction primarily due to the Company's common stock repurchases during 1996.

                Mananagement Discussion And Analysis of Financial
                       Condition And Results Of Operations

Liquidity and Capital Resources

     The Company's financial condition remained strong throughout the first quarter of 1997. The Company had liquid resources comprised of cash, cash equivalents and investments in available-for-sale securities, totaling approximately $2,000,000 compared to approximately $4,100,000 in 1996. The Company's working capital stood at $8,000,000 and its current ratio was 4.8 at the end of the first quarter compared to $9,700,000 and 6.4, respectively, in 1996.

     The Company's operating activities generated cash flows of $48,000 in the first quarter of 1997 compared to $263,000 in 1996. A primary reason for the decrease in cash flows in 1997 are the higher first quarter sales which translated into an increase in accounts receivable of $663,000. The Company made net investments in property, plant and equipment of $382,000 in the first quarter of 1997 compared to $49,000 in 1996. The Company paid cash dividends of $151,000 in 1997 compared to $159,000 in 1996 at the quarterly rate of $.10 per share. During the first quarter of 1996 the Company made open market purchases of 56,200 shares of its common stock at a cost of $596,000. No shares were purchased in 1997. Lacking clear cut growth opportunities, the Company in the past has returned a substantial portion of its net income to the stockholders. Achievement of growth anticipated by the Company will inevitably cause a review of the dividend policy.

     The Company has a $3,000,000 unsecured line of credit with the Bank of New York, at the bank's floating prime rate, and the full line is available for future borrowing.

     Management believes that with the liquid resources and the unused line of credit available, along with cash flows expected to be generated from operations, the Company will have sufficient resources for currently contemplated operations in 1997. Expansion plans for the Company's manufacturing facility in Costa Rica which became operational during the second half of 1996 are being contemplated for the current year. The Company's projected capital expenditures for new projects and production equipment is anticipated to exceed its depreciation and amortization expenses in 1997.

     The Company was authorized on November 1, 1996 to purchase up to 100,000 shares of common stock from time-to-time depending on market conditions, and has purchased 4,100 shares to date under such authorization.

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

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K



           Exhibit No.

             (11) - Statement re: Computation of Earnings Per Share

     (b) A report on form 8-K dated April 16, 1997 was filed, reporting the Registrant's dismissal of the accounting firm of J.H. Cohn LLP on April 11, 1997. J.H. Cohn was previously engaged as the principal accountant to audit the Registrant's financial statements.

Exhibit (11)

                           MERRIMAC INDUSTRIES, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                                  (Unaudited)

                                                   Thiteeen Weeks Ended
                                              ----------------------------
                                               Mar 29,            Mar 30,
                                                1997               1996
                                              --------            --------

Net income.............................       $277,746             252,303
                                              ========            ========


                                              PRIMARY EARNINGS PER SHARE
                                              --------------------------
Average number of shares outstanding
  Common stock ........................      1,513,341           1,604,133
  Stock options (1) ...................         33,935              30,115
                                             ----------          ---------
Shares outstanding as adjusted ........      1,547,276           1,634,248
                                             ==========          =========

Net income per common share and common
 equivalent share ....................            $.18                $.15
                                                  ====                ====


                                            FULLY DILUTED EARNINGS PER SHARE
                                            --------------------------------
Average number of shares outstanding
  Common stock ........................      1,513,341           1,604,133
  Stock options (1) ...................         33,935              30,115
                                             ---------           ---------
Shares outstanding as adjusted ........      1,547,276           1,634,248
                                             =========           =========

Net income per common share assuming
 full dilution .......................            $.18                $.15
                                                  ====                ====


(1) Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds thereof.




                                    - - 9 -

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




                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                               (Registrant)

   Date:  May 8, 1997                  By /s/ Mason N. Carter
                                          ---------------------------------
                                          Mason N. Carter
                                          President, and
                                          Chief Executive Officer



   Date:  May 8, 1997                  By /s/ Robert V. Condon
                                          ---------------------------------
                                          Robert V. Condon
                                          Vice President, Finance, Treasurer,
                                          Secretary and Chief Financial Officer