Form 10QSB
period 1997-06-28
MERRIMAC INDUSTRIES INC
filed 1997-08-06
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter ended June 28, 1997                   Commission file No. 0-11201
                  -------------                                       -------

                           MERRIMAC INDUSTRIES, INC.
-----------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


        New Jersey                                           22-1642321
-------------------------------                     -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)



     41 Fairfield Place
     West Caldwell, New Jersey                                07007-0986
-------------------------------                      ------------------------
      (Address of principal                                 (Zip code)
       executive offices)



Registrant's telephone number, including area code (973) 575-1300
                                                   --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at August 1, 1997
-----------------------------                  ------------------------------
Common Stock ($.50 par value)                            1,537,496

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                          ---------------------------
                                 (Unaudited)
                                                        June 28
                                                          1997
                                                      -----------
ASSETS
------
Current Assets:
  Cash and cash equivalents .......................   $ 1,078,166
  Available-for-sale securities (D) ...............     1,302,635
  Accounts receivable .............................     2,644,391
  Inventories:
    Finished goods ................................     1,000,360
    Work in process ...............................     2,503,407
    Parts and raw materials .......................       971,421
                                                      -----------
      Total inventories ...........................     4,475,188

   Prepaid expenses ...............................       259,358
   Deferred tax assets ............................       953,449
                                                      -----------
      Total current assets ........................    10,713,187

Property, plant and equipment .....................    13,462,774
  Less accumulated depreciation ...................     9,643,221
                                                      -----------
      Net property, plant and equipment ...........     3,819,553

Deferred income taxes .............................        47,000
Other assets ......................................       127,285
                                                      -----------
      Total Assets ................................   $14,707,025
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current Liabilities:
  Accounts payable ................................   $ 1,213,009
  Accrued liabilities .............................     1,289,103
  Income taxes payable ............................       189,827
                                                      -----------
      Total current liabilities ...................     2,691,939

Other liabilities..................................       312,391
                                                      -----------
      Total liabilities ...........................     3,004,330
                                                      -----------
Stockholders' equity:
  Common stock, par value $.50 per share:
    Authorized:  5,000,000 shares
    Issued:  2,609,560 shares .....................     1,304,780
  Additional paid-in capital ......................     9,199,080
  Retained earnings ...............................    10,397,855
  Unrealized holding gain on available-for-sale
   securities, less deferred tax effects (D) ......        28,045
                                                      -----------
                                                       20,929,760
  Less treasury stock at cost:
    Purchased: 1,074,839 shares ...................     9,227,065
                                                      -----------
     Total stockholders' equity ...................    11,702,695
                                                      -----------
     Total Liabilities and Stockholders' equity ...   $14,707,025
                                                      ===========


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                    Quarter Ended           Year-to-Date
                                ----------------------  ----------------------
                                   Thirteen Weeks         Twenty-six  Weeks
                                ----------------------  ----------------------
                                  June 28    June 29     June 28     June 29
                                    1997       1996        1997        1996
                                ----------  ----------  ----------  ----------
Net sales ..................... $4,986,288  $3,925,528  $9,261,443  $7,112,873
                                ----------  ----------  ----------  ----------
Cost and expenses:
  Cost of sales ...............  2,601,083   2,197,024   4,976,190   3,874,841
  Selling, general and
    administrative ............  1,797,045   1,284,927   3,286,051   2,453,266
                                ----------  ----------  ----------  ----------
                                 4,398,128   3,481,951   8,262,241   6,328,107
                                ----------  ----------  ----------  ----------

Operating income ..............    588,160     443,577     999,202     784,766
Interest and other income, net.     20,940      34,372      47,644      74,486
                                ----------  ----------  ----------  ----------

Income before income taxes ....    609,100     477,949   1,046,846     859,252

Provision for income taxes ....    231,000     165,000     391,000     294,000
                                ----------  ----------  ----------  ----------

Net income .................... $  378,100  $  312,949  $  655,846  $  565,252
                                ==========  ==========  ==========  ==========



Net income per common share....       $.24        $.20        $.42        $.35
                                      ====        ====        ====        ====

Cash dividend per share of
  common stock ................       $.10        $.10        $.20        $.20
                                      ====        ====        ====        ====

Weighted average number of
  shares outstanding ..........  1,579,558   1,587,133   1,573,263   1,610,551
                                 =========   =========   =========   =========


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                       Twenty-six Weeks Ended
                                                      -------------------------
                                                         June 28       June 29
                                                           1997         1996
                                                      ----------     ----------
Cash flows from operating activities:
Net income .........................................  $  655,846     $  565,252
                                                      ----------     ----------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization...................     428,831        444,769
    Deferred compensation ..........................      63,291
    Changes in operating assets and liabilities:
      Accounts receivable...........................    (794,349)        82,184
      Inventories...................................    (309,370)      (737,937)
      Other current assets..........................      12,452       (152,554)
      Other assets..................................     (96,845)       (17,197)
      Accounts payable..............................     462,246        174,923
      Accrued liabilities...........................     336,223       (104,914)
      Income taxes payable..........................     189,827        (88,500)
                                                      ----------     ----------
        Total adjustments...........................     292,306       (399,226)
                                                      ----------     ----------
Net cash provided by operating activities...........     948,152        166,026
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets.......................     (911,756)      (265,708)
  Proceeds from sales of capital assets............          750            415
  Proceeds from sales of available-for-sale
    securities.....................................         -         1,005,068
  Purchase of investment securities................     (125,371)          -
                                                      -----------    ----------
Net cash provided by (used in) investing activities   (1,036,377)       739,775
                                                      -----------    ----------
Cash flows from financing activities:
  Repurchase of 96,700 shares of common stock......         -        (1,020,815)
  Proceeds from the issuance of 23,811 and 14,387
    shares of common stock.........................      205,658        104,679
  Payment of dividends.............................     (304,848)      (313,477)
                                                      -----------    ----------
Net cash used in financing activities..............      (99,190)    (1,229,613)
                                                      -----------    ----------
Net decrease in cash and cash equivalents               (187,415)      (323,812)
Cash and cash equivalents at beginning of year.....    1,265,581      2,295,186
                                                      -----------    ----------
Cash and cash equivalents at end of period.........   $1,078,166     $1,971,374
                                                      ===========    ==========

Supplemental disclosures of cash flows information:

  Cash paid during the period for:

    Income taxes...................................   $  325,000     $  382,500
                                                      ===========    ==========


See accompanying notes to consolidated financial statements.


                                      -3

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




A. Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of the management necessary for a fair presentation of the financial position of the Company as of June 28, 1997 and its results of operations and cash flows for the periods presented.

B. Net Income Per Common Share

     Net income per common share is based upon the weighted average number of common shares and common equivalent shares outstanding during the period. Common equivalent shares arise from the dilutive effects of shares that may be purchased under stock option and purchase plans.

C. Accounting Period

     The Company's fiscal year is the 52-53 week period ending on the Saturday closest to December 31. The Company has quarterly dates that correspond with the Saturday closest to the last day of each calendar quarter and each quarter consists of 13 weeks in a 52 week year. Every fifth year, the additional week to make a 53 week year (fiscal 1997 is the next) is added to the fourth quarter making such quarter consist of 14 weeks.

D. Investments in available-for-sale securities

     The cost of the Company's portfolio of available-for-sale investments in marketable equity securities at June 28, 1997 is reconciled to the fair market value, which was also the carrying value, of the portfolio as follows:

                                         June 28
                                           1997
                                       ----------
     Cost                              $1,255,841
     Gross unrealized gains                46,794
     Gross unrealized gains                 -
                                       ----------
        Fair market value              $1,302,635
                                       ==========




     The net unrealized gains of $46,794 at June 28, 1997 are included as a separate component of stockholders' equity, net of deferred tax effects.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                            INCOME STATEMENT SUMMARY
                            ------------------------
                                  (Unaudited)


The following table displays line items in the Consolidated Statements of Income as a percentage of net sales.





                                          Percentage of Net Sales
                                    ------------------------------------
                                    Quarter Ended         Year-to-Date
                                    ----------------    ----------------
                                    Thirteen Weeks      Twenty-six Weeks
                                    ----------------    ----------------
                                    June 28  June 29    June 28  June 29
                                      1997     1996       1997     1996
                                    -------  -------    -------  -------

Net sales.........................  100.0%   100.0%     100.0%   100.0%
                                    -----    -----      -----    -----
Costs and expenses:
  Cost of sales...................   52.2     56.0       53.7     54.5
  Selling, general and
  administrative..................   36.0     32.7       35.5     34.4
                                    -----    -----      -----    -----
                                     88.2     88.7       89.2     88.9
                                    -----    -----      -----    -----

Operating income..................   11.8     11.3       10.8     11.1
Interest and other income, net....     .4       .9         .5      1.0
                                    -----    -----      -----    -----

Income before income taxes........   12.2     12.2       11.3     12.1

Provision for income taxes........    4.6      4.2        4.2      4.2
                                    -----    -----      -----    -----

Net income........................    7.6%     8.0%       7.1%     7.9%
                                    =====    =====      =====    =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Second quarter and six months 1997 compared to 1996

     Results of operations for the quarter reflect increases in: net sales of $1,061,000 or 27.0%; operating income of $145,000 or 32.6%; net income of $65,000 or 20.8%; and net income per share of $.04 or 20.0%. Six months results of operations reflect increases in: net sales of $2,149,000 or 30.2%; operating income of $214,000 or 27.3%; net income of $91,000 or 16.0%; and net income per share of $.07 or 20%.

     The increases in net sales were partially attributable to increased shipments of orders from a higher order backlog, process improvement initiatives, customer service focus and reduction of total-cycle-time to market.

     Six months incoming orders received for comparable time periods increased $2,600,000 or 32.4%. The backlog of firm unfilled orders increased $3,100,000 or 47.0% to $9,742,000 compared to the same time last year. Compared to year-end 1996, backlog is up $1,511,000 or 18.4% which reflects increased demand for Company products.

     As a result of the increases in the quarter and six month net sales, cost of sales increased $404,000 or 18.4% for the quarter and $1,101,000 or 28.4% for six months. Cost of sales as a percentage of net sales decreased 3.8% to 52.2% for the quarter and .8% to 53.7% for six months. The decrease in cost of sales as a percentage of net sales for the quarter and six months when compared to the prior year is the result of volume related improved efficiencies in the manufacturing cycle, a higher concentration of productive labor utilized in completing customer orders and a reduction of non-productive labor associated with training and instruction programs instituted during the prior year.

     Selling, general and administrative expenses increased $512,000 or 39.9% for the quarter and $833,000 or 34.0% for six months, and as a percentage of net sales increased 3.3% to 36.0% for the quarter and increased 1.1% to 35.5% for six months. Increases in selling costs were related to higher sales commissions due to increased sales revenues. General and administrative expenses partially increased due to compensation related to the hiring of additional administrative personnel and higher compensation expenses resulting from last year's mid-year merit increases to all employees. Certain transitional costs associated with further restructuring also impacted selling, general and administrative expenses.

     Net income for the second quarter increased 20.8% to $378,000 compared to $313,000 and net income per share was $.24 compared to $.20, an increase of 20%. Net income for six months increased 16% to $656,000 compared to $565,000 and net income per share increased 20% to $.42 compared to $.35. Net income for the six months 1997 benefited by approximately $.01 per share resulting from the reduction of the number of weighted average common shares outstanding by 38,000 shares primarily from common stock repurchases during 1996, partly offset by the dilutive effect of stock options this year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources


     The Company's financial condition remained strong throughout the first six months of 1997. The Company had liquid resources comprised of cash, cash equivalents and investments in available-for-sale securities, totaling approximately $2,300,000 compared to approximately $3,200,000 in 1996. The Company's working capital stood at $8,000,000 and its current ratio was 4.0 at the end of the second quarter compared to $9,500,000 and 6.8, respectively, in 1996.

     The Company's operating activities generated cash flows of $948,000 in the first six months of 1997 compared to $166,000 in 1996. A primary reason for the increase in cash flows in 1997 are the increases in net income plus depreciation and current liabilities, which offset increases in accounts receivable and inventories. The Company made net investments in property, plant and equipment of $911,000 in the first six months of 1997 compared to $266,000 in 1996. The Company paid cash dividends of $305,000 in 1997 compared to $313,000 in 1996 at the quarterly rate of $.10 per share. During the first six months of 1996 the Company made open market purchases of 96,700 shares of its common stock at a cost of $1,021,000. No shares were purchased in 1997. The Company in the past has returned a substantial portion of its net income to its stockholders. Achievement of growth anticipated by the Company will inevitably require a review of the dividend policy.

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

     The Company was authorized on November 1, 1996 to purchase up to 100,000 shares of its common stock from time-to-time depending on market conditions, and has purchased 4,100 shares to date under such authorization.

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

PART II.  OTHER INFORMATION



Item 4.   Submission of Matters to a Vote of Security Holders

          (a) Date of Meeting: May 12, 1997
              Annual Stockholders Meeting

          (b) Election of (5) Directors
                                                 Elected
                                       ---------------------------
              Nominated:                   For            Withheld
                                       -----------       ---------
              Charles F. Huber II        1,068,196        104,259
              Eugene W. Niemiec          1,070,054        102,401
              Arthur A. Oliner           1,068,196        104,259
              Mason N. Carter            1,072,142        100,313
              Albert H. Cohen            1,067,966        104,489

                                         For        Against      Abstain
                                        ---------    -------     --------
          (c) Approve appointment of
              independent auditors      1,160,804      6,553        5,098

              Proposition was approved

          (d) Approve the 1997 Long-
              Term Incentive Plan         734,908    237,413       12,297

              Proposition was approved

Item 6.  Exhibits and Reports on Form 8-K
         Exhibit No.
         -----------
               (11)   - Statement re:  Computation of Earnings per Share

          (b) Reports Filed by the Registrant on Form 8-K

              April 16, 1997 - Reporting the dismissal of the accounting firm of J.H. Cohn LLP on April 11, 1997. J.H. Cohn LLP was previously engaged as the principal accountant to audit the registrant's financial statements.

              July 25, 1997  - Reporting the resignation of Charles F. Huber II.

              July 29, 1997  - Reporting the second quarter earnings.

Exhibit (11)


                           MERRIMAC INDUSTRIES, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                       ---------------------------------
                                  (Unaudited)



                                              Number of Weeks Ended
                                          ----------------------------
                                            Thirteen       Twenty-six
                                          -----------      -----------
                                            June 28         June 28
                                              1997            1997
                                          -----------      -----------

Net income ............................     $ 378,100        $ 655,846
                                          ===========      ===========


                                           PRIMARY EARNINGS PER SHARE
                                           ---------------------------

Average number of shares outstanding
   Common stock........................     1,529,035        1,521,188
   Stock options (1)...................        27,183           29,430
                                            ---------        ---------

Shares outstanding as adjusted.........     1,556,218        1,550,618
                                            =========        =========

Net income per common share and common
   equivalent share....................          $.24             $.42
                                                 ====             ====


                                         FULLY DILUTED EARNINGS PER SHARE
                                         --------------------------------

Average number of shares outstanding
   Common stock........................     1,529,035        1,521,188
   Stock options (1)...................        50,523           52,075
                                            ---------        ---------

Shares outstanding as adjusted.........     1,579,558        1,573,263
                                            =========        =========

Net income per common share assuming
   full dilution.......................          $.24             $.42
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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: August 5, 1997              By /s/ Mason N. Carter
                                         --------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: August 5, 1997              By /s/ Robert V. Condon
                                         --------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer