Form 10QSB
period 1997-09-27
MERRIMAC INDUSTRIES INC
filed 1997-11-10
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter ended September 27, 1997               Commission file No. 0-11201
                  ------------------                                   -------

                           MERRIMAC INDUSTRIES, INC.
-----------------------------------------------------------------------------
           (Exact name of the registrant as specified in its charter)


        New Jersey                                           22-1642321
-------------------------------                     -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)



     41 Fairfield Place
     West Caldwell, New Jersey                                07007-0986
-------------------------------                      ------------------------
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
Yes  X   No
    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at November 4, 1997
-----------------------------                  -------------------------------
Common Stock ($.50 par value)                             1,550,640

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                          ---------------------------
                                 (Unaudited)
                                                        Sept 27
                                                          1997
                                                      -----------
ASSETS
------
Current Assets:
  Cash and cash equivalents .......................   $   974,390
  Available-for-sale securities ...................     1,336,014
  Accounts receivable .............................     3,426,988
  Inventories:
    Finished goods ................................       787,654
    Work in process ...............................     2,546,444
    Parts and raw materials .......................       955,909
                                                      -----------
      Total inventories ...........................     4,290,007

   Prepaid expenses ...............................       230,785
   Deferred tax assets ............................       945,338
                                                      -----------
      Total current assets ........................    11,203,522

Property, plant and equipment .....................    13,643,943
  Less accumulated depreciation ...................     9,865,592
                                                      -----------
      Net property, plant and equipment ...........     3,778,351

Deferred income taxes .............................        47,000
Other assets ......................................       123,095
                                                      -----------
      Total Assets ................................   $15,151,968
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current Liabilities:
  Accounts payable ................................   $   914,591
  Accrued liabilities .............................     1,440,561
  Income taxes payable ............................       263,827
                                                      -----------
      Total current liabilities ...................     2,618,979

Other liabilities..................................       355,629
                                                      -----------
      Total liabilities ...........................     2,974,608
                                                      -----------
Stockholders' equity:
  Common stock, par value $.50 per share:
    Authorized:  5,000,000 shares
    Issued:  2,638,498 shares .....................     1,319,249
  Additional paid-in capital ......................     9,446,399
  Retained earnings ...............................    10,598,534
  Unrealized holding gain on available-for-sale
   securities, less deferred tax effects ..........        40,243
                                                      -----------
                                                       21,404,425
  Less treasury stock at cost:
    Purchased: 1,074,839 shares ...................     9,227,065
                                                      -----------
     Total stockholders' equity ...................    12,177,360
                                                      -----------
     Total Liabilities and Stockholders' equity ...   $15,151,968
                                                      ===========


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)

                                   Quarter Ended           Year-to-Date
                               ----------------------  ------------------------
                                  Thirteen Weeks         Thirty-nine  Weeks
                               ----------------------  ------------------------
                                 Sept 27    Sept 28     Sept 27     Sept 28
                                   1997       1996        1997        1996
                               ----------  ----------  -----------  -----------
Net sales .................... $4,983,793  $2,997,905  $14,245,236  $10,110,778
                               ----------  ----------  -----------  -----------
Cost and expenses:
  Cost of sales ..............  2,734,619   1,990,562    7,710,809    5,787,835
  Selling, general and
    administrative ...........  1,708,432   1,329,790    4,994,483    3,783,056
  Amortization of
   intangible assets .........          -           -            -       77,568
  Restructuring charge (A) ...          -   1,526,709            -    1,526,709
                               ----------  ----------  -----------  -----------
                                4,443,051   4,847,061   12,705,292   11,175,168
                               ----------  ----------  -----------  -----------

Operating income (loss) ......    540,742  (1,849,156)   1,539,944   (1,064,390)
Interest and other
  income, net.................     23,273       5,899       70,917       80,385
                               ----------  ----------  -----------  -----------
Income (loss) before
  income taxes ...............    564,015  (1,843,257)   1,610,861     (984,005)
Provision (credit) for
  income taxes ...............    214,000    (704,000)     605,000     (410,000)
                               ----------  ----------  -----------  -----------
Net income (loss) (A) ........ $  350,015 $(1,139,257) $ 1,005,861   $ (574,005)
                               ==========  ==========  ===========  ===========

Net income (loss) per
  common share:
  Primary (A) ................       $.21       $(.73)        $.63        $(.36)
                                     ====       =====         ====        =====
  Fully Diluted (A) ..........       $.21       $(.73)        $.60        $(.36)
                                     ====       =====         ====        =====
Cash dividend per share of
  common share ...............       $.10        $.10         $.30         $.30
                                     ====        ====         ====        =====

Weighted average number of
  shares outstanding:
  Primary ....................  1,643,135   1,559,906    1,607,162    1,591,802
  Fully Diluted ..............  1,672,993   1,564,609    1,665,869    1,595,455
                                =========   =========    =========    =========


See accompanying notes to consolidated financial statements.

(A) The restructuring charge (adjusted from the amount originally reported in the third quarter last year) net of related tax benefits was $916,000 or $.57 per share in 1996.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                       Thirty-nine Weeks Ended
                                                      -------------------------
                                                         Sept 27       Sept 28
                                                           1997         1996
                                                      ----------     ----------
Cash flows from operating activities:
Net income (loss) ..................................  $1,005,861     $ (574,005)
                                                      ----------     ----------
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization...................     682,345        546,094
    Loss on available-for-sale securities...........           -         19,000
    Write-off of intangible assets..................           -        244,500
    Deferred compensation ..........................     106,530        223,000
    Deferred income taxes...........................           -       (381,252)
    Changes in operating assets and liabilities:
      Accounts receivable...........................  (1,576,446)       608,737
      Inventories...................................    (124,189)        24,829
      Other current assets..........................      41,025       (200,243)
      Other assets..................................     (92,655)        59,746
      Accounts payable..............................     163,828        230,453
      Accrued liabilities...........................     487,681        (79,820)
      Income taxes payable..........................     263,827       (323,549)
                                                      ----------     ----------
        Total adjustments...........................     (48,054)       971,495
                                                      ----------     ----------
Net cash provided by operating activities...........     957,807        397,490
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets.......................   (1,121,213)      (722,126)
  Proceeds from sales of capital assets............        2,257            980
  Proceeds from sales of available-for-sale
    securities.....................................         -         2,272,071
  Purchase of available-for-sale securities........     (138,442)          -
                                                      -----------    ----------
Net cash provided by (used in) investing activities   (1,257,398)     1,550,925
                                                      -----------    ----------
Cash flows from financing activities:
  Repurchase of 143,600 shares of common stock......         -       (1,520,830)
  Proceeds from the issuance of 52,749 and 20,304
    shares of common stock.........................      467,444        147,287
  Payment of dividends.............................     (459,044)      (466,689)
                                                      -----------    ----------
Net cash provided by (used) in financing activities        8,400     (1,840,232)
                                                      -----------    ----------
Net increase (decrease) in cash and cash equivalents    (291,191)       108,183
Cash and cash equivalents at beginning of year.....    1,265,581      2,295,186
                                                      -----------    ----------
Cash and cash equivalents at end of period.........   $  974,390     $2,403,369
                                                      ===========    ==========

Supplemental disclosures of cash flows information:
  Cash paid during the period for:
    Income taxes...................................   $  395,000     $  465,000
                                                      ==========     ==========


See accompanying notes to consolidated financial statements.


                                      -3

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





A.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of the management, necessary for a fair presentation of the financial position of the Company as of September 27, 1997 and its results of operations and cash flows for the periods presented.

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

D.   Investments in available-for-sale securities

     The cost of the Company's portfolio of available-for-sale investments in marketable equity securities at September 27, 1997 is reconciled to the fair market value, which was also the carrying value, of the portfolio as follows:

                                                 Sept 27
                                                  1997
                                               ----------
     Cost                                      $1,295,771
     Gross unrealized gains                        40,243
     Gross unrealized losses                            -
                                               ----------
     Fair market value                         $1,336,014
                                               ==========


     The net unrealized gains of $40,243 at September 27, 1997 are included as a separate component of stockholders' equity, net of deferred tax effects.

E.   Restructuring

     The restructuring of engineering responsibilities and its attendant re-focus of product lines impacted the valuation of inventories. A review of inventories, certain intangibles arising from acquired product designs, a non-compete agreement, and deferred compensation for a retiring senior officer resulted in aggregate charges (adjusted from those amounts originally reported in the third quarter last year) of $1,527,000, and charges net of related tax benefits of $916,000 or $.57 per share, to operations in the third quarter of 1996.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                            INCOME STATEMENT SUMMARY
                            ------------------------
                                  (Unaudited)


The following table displays line items in the Consolidated Statements of Income as a percentage of net sales.





                                          Percentage of Net Sales
                                    ------------------------------------
                                    Quarter Ended         Year-to-Date
                                    ----------------    ----------------
                                    Thirteen Weeks      Thirty-nine Weeks
                                    ----------------    ----------------
                                    Sept 27  Sept 28    Sept 27  Sept 28
                                      1997     1996       1997     1996
                                    -------  -------    -------  -------

Net sales.........................  100.0%   100.0%     100.0%   100.0%
                                    -----    -----      -----    -----
Costs and expenses:
  Cost of sales...................   54.9     66.4       54.1     57.2
  Selling, general and
    administrative................   34.3     44.4       35.1     37.4
  Amortization of intangible
    assets........................    -        -          -         .8
  Restructuring charge (A) .......    -       50.9        -       15.1
                                    -----    -----      -----    -----
                                     89.2    161.7       89.2    110.5
                                    -----    -----      -----    -----

Operating income (loss) ..........   10.8    (61.7)      10.8    (10.5)
Interest and other income, net....     .5       .2         .5       .8
                                    -----    -----      -----    -----

Income (loss) before income taxes.   11.3    (61.5)      11.3     (9.7)

Provision (credit)
  for income taxes................    4.3    (23.5)       4.2     (4.1)
                                    -----    -----      -----    -----

Net income (loss) (A).............    7.0%   (38.0)%      7.1%    (5.6)%
                                    =====    =====      =====    =====


     (A) The effects on net income (loss) of the third quarter 1996 restructuring charge (adjusted from the amount originally reported in the third quarter last year), net of related tax benefits, were 30.6% for the quarter and 9.0% year-to-date in 1996. Excluding the restructuring charge net of related tax benefits, the 1996 quarter and year-to-date percentages would have been (7.4%) and 3.4%, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Third quarter and nine months 1997 compared to 1996

     Results of operations for the quarter reflect increases in: net sales of $1,986,000 or 66.2%; operating income (before restructuring charge) of $863,000; operating income (after restructuring charge) of $2,390,000; net income of $1,489,000; and net income per share on a fully diluted basis of $.94 to $.21 per share. The restructuring charge (adjusted from the amount originally reported in the third quarter last year), was $1,527,000 ($916,000 net of related tax benefits or $.57 per share) in the third quarter 1996.

     For the first nine months, results of operations reflect increases in: net sales of $4,134,000 or 40.9%; operating income (before restructuring charge) of $1,078,000; operating income (after restructuring charge) of $2,604,000; net income of $1,580,000; and net income per share on a fully diluted basis of $.96 per share to $.60 per share. Nine-month net income per share on a primary basis was $.03 more than net income per share on a fully diluted basis.

     The increases in net sales were partially attributable to increased shipments of orders from a higher order backlog, process improvement initiatives, customer service focus and reduction of total-cycle time to market.

     Nine-month incoming orders received for comparable time periods increased $4,700,000 or 41.7%. The backlog of firm unfilled orders increased $3,300,000 or 48.4% to $10,134,000 compared to the same time last year. Compared to year-end 1996, backlog is up $1,903,000 or 23.1% which reflects increased demand for Company products.

     As a result of the increases in the quarter and nine month net sales, cost of sales increased $744,000 or 37.4% for the quarter and $1,923,000 or 33.2% for nine months. Cost of sales as a percentage of net sales decreased 11. 5% to 54.9% for the quarter and 3.1% to 54.1% for nine months. The decrease in cost of sales as a percentage of net sales for the quarter and nine months when compared to the prior year is the result of volume related improved efficiencies in the manufacturing cycle, a higher concentration of productive labor utilized in completing customer orders and a reduction of non-productive labor associated with training and instruction programs instituted during the prior year.

     Selling, general and administrative expenses increased $379,000 or 28.5% for the quarter and $1,211,000 or 32.0% for nine months, and as a percentage of net sales decreased 10.1% to 34.3% for the quarter and decreased 2.4% to 35.1% for nine months, as the fixed portion of such costs are being measured on a percentage basis to the higher sales revenue. Increases in selling costs were related to higher sales commissions due to increased sales revenues. General and administrative expenses partially increased due to additional compensation expenses related to the hiring of additional administrative personnel and higher compensation expenses resulting from last year's mid-year merit increases to all employees. Certain transitional costs associated with further restructuring also increased selling, general and administrative expenses. Research and development expenses for new products were $162,000 for the quarter and $344,000 for the first nine months of 1997 which increased $118,000 or 268.2% and $154,000 or 81.1%, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Third quarter and nine months 1997 compared to 1996 (continued)

     Third quarter 1997 fully diluted net income per share was $.21 compared to the third quarter net loss of $.73 per share after the restructuring charge in the prior year. Net income of $350,000 for the third quarter of 1997 compares to the net loss of $1,139,000 after the restructuring charge in 1996. For the first nine months of 1997, fully diluted net income per share increased to $.60 per share compared to the $.36 per share loss in the prior year. Net income for the first nine months of 1997 was $1,006,000 compared to the net loss of $574,000 after the restructuring charge reported in 1996.

     The fully diluted weighted average number of common shares outstanding for the first nine months of 1997 increased by 71,000 compared to that of the prior year. This increase was due mainly to the "in-the-money" value of Company issued stock options, which resulted from higher Company stock prices during the quarter, and contributed to the inclusion of an additional 108,000 common equivalent shares produced from the assumed conversion of the stock options. Common stock repurchases during 1996 partially offset this increase. The increase in the number of weighted shares outstanding at the end of the third quarter impacted nine-month primary net income per share of $.63 by $.03 per share, causing nine-month fully diluted net income per share of $.60 to be reported.


Liquidity and Capital Resources

     The Company's financial condition remained strong throughout the first nine months of 1997. The Company had liquid resources comprised of cash, cash equivalents and investments in available-for-sale securities, totaling approximately $2,300,000 compared to approximately $2,400,000 in 1996. The Company's working capital stood at $8,600,000 and its current ratio was 4.3 at the end of the third quarter compared to $8,000,000 and 6.3, respectively, in 1996.

     The Company's operating activities generated cash flows of $958,000 in the first nine months of 1997 compared to $397,000 in 1996. Primary reasons for the increase in cash flows in 1997 are increases in net income plus depreciation and current liabilities which offset increases in accounts receivable and inventories. Company investments in property, plant and equipment were $1,119,000 in the first nine months of 1997 compared to $721,000 in 1996. Proceeds from the exercise of stock options were $467,000 for 52,700 shares of common stock in 1997 compared to $147,000 for 20,300 shares in 1996. The Company paid cash dividends of $459,000 in 1997 compared to $467,000 in 1996 at the quarterly rate of $.10 per share.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

     The Company issued a press release on August 28, 1997 regarding the Board of Directors review of its strategy for growth and relationship to its cash dividend policy. Their decision was to reinvest all future earnings in the Company and thus eliminated the cash dividend. During the first nine months of 1996 the Company made open market purchases of 143,000 shares of its common stock at a cost of $1,521,000. No shares have been repurchased in 1997.

     The Company has recently entered into a $7,000,000 revolving credit and term loan agreement with Summit Bank, at one-half percent below the bank's floating prime rate. Up to $2,500,000 of borrowings may be used for capital expenditures under the term loan, and the full line is available for future borrowing needs for working capital and general corporate purposes.

     Management believes that with the liquid resources and the unused line of credit available, along with cash flows expected to be generated from operations, the Company will have sufficient resources for currently contemplated operations in 1997. Expansion of the Company's manufacturing facility in Costa Rica, that became operational during the second half of 1996, is currently underway with completion anticipated early next year. The Company's capital expenditures for new projects and production equipment have exceeded its depreciation and amortization expenses in 1997.

     The Company was authorized on November 1, 1996 to purchase up to 100,000 shares of its common stock from time-to-time depending on market conditions, and has purchased 4,100 shares to date under such authorization.

     From time-to-time the Company explores the possibility of acquiring similar manufacturers of electronic devices, although it currently has no definitive plans or agreements. Management believes that any such acquisitions and business operation expansion could be financed through the liquid and capital resources currently available as previously discussed and/or through additional borrowing or issuance of equity or debt securities.

PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
         Exhibit No.
         -----------
               (11)   - Statement re:  Computation of Earnings per Share

          (b) Reports Filed by the Registrant on Form 8-K

              August 28, 1997  - Reporting the elimination of the cash dividend.

              November 6, 1997 - Reporting the appointment of two new outside members to its Board of Directors, and the increase in the number of its Board seats to seven.

Exhibit (11)


                           MERRIMAC INDUSTRIES, INC.
                       COMPUTATION OF EARNINGS PER SHARE
                       ---------------------------------
                                  (Unaudited)



                                              Number of Weeks Ended
                                          ----------------------------
                                            Thirteen       Thirty-nine
                                          -----------      -----------
                                            Sept 27         Sept 27
                                              1997            1997
                                          -----------      -----------

Net income ............................     $ 350,015       $1,005,861
                                          ===========      ===========


                                           PRIMARY EARNINGS PER SHARE
                                           ---------------------------

Average number of shares outstanding
   Common stock........................     1,539,989        1,527,455
   Stock options (1)...................       103,146           79,707
                                            ---------        ---------

Shares outstanding as adjusted.........     1,643,135        1,607,162
                                            =========        =========

Net income per common share and common
   equivalent share....................          $.21             $.63
                                                 ====             ====


                                         FULLY DILUTED EARNINGS PER SHARE
                                         --------------------------------

Average number of shares outstanding
   Common stock........................     1,539,989        1,527,455
   Stock options (1)...................       133,004          138,414
                                            ---------        ---------

Shares outstanding as adjusted.........     1,672,993        1,665,869
                                            =========        =========

Net income per common share assuming
   full dilution.......................          $.21             $.60
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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: November 7, 1997           By /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: November 7, 1997           By /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer