Form 10KSB
period 1998-01-03
MERRIMAC INDUSTRIES INC
filed 1998-04-02
CIK 706864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended January 3, 1998

Commission file number 0-11201

                            Merrimac Industries, Inc.
      -------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                New Jersey                              22-1642321
      --------------------------------     ------------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

      41 Fairfield Place West Caldwell, New Jersey               07006
      ---------------------------------------------      ----------------------
        (Address of principal executive offices)               (Zip code)

Registrant's telephone number including area code 973-575-1300

Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class             Name of each Exchange on which registered
      -------------------             -----------------------------------------
          Common Stock                            American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

     State registrant's revenues for its most recent fiscal year: $18,659,106.

     The aggregate market value of voting stock held by non-affiliates based upon the average price of such stock as quoted on AMEX for March 27, 1998 was $19,044,000. Shares of Common Stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.

     Registrant's  Common  Stock  outstanding  at March 27,  1998 was  1,577,834 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

Part I    - Certain  information  contained in the Annual Report to Stockholders
  &         for Fiscal Year Ended January 3, 1998.
Part II   - Filed as Exhibit 13 herewith.

Part III  - Certain information contained in the Proxy Statement for May 20,
            1998 Annual Meeting of Stockholders.



Exhibit index on page 9.

                                     PART I

     Merrimac Industries, Inc., originally known as Merrimac Research and Development, was incorporated in 1954 under the laws of the State of New York, to design and produce unique microwave and radio frequency components previously unavailable to the industry. Merrimac Industries, Inc. was reincorporated in New Jersey in 1994 and is hereinafter sometimes referred to as "Merrimac" or the "Company".

ITEM 1. DESCRIPTION OF BUSINESS.

Cautionary Statement
--------------------

     Certain statements in this Annual Report on Form 10-KSB are forward-looking statements based on current management expectations and are subject to risks and uncertainties. Factors that could cause future results to differ from these expectations include general economic and industry conditions, competitive products and pricing pressures, risks relating to governmental regulatory actions in communications and defense programs, and inventory risks due to technological innovation. Additional factors to which the Company's performance is subject are described in the Company's reports filed from time to time with the Securities and Exchange Commission.


General
-------

     Merrimac is a leader in passive RF and microwave components for industry, government and science. Merrimac components are today found in applications as diverse as satellites, combat and commercial aircraft, cellular radio systems, magnetic resonance medical diagnostic instruments, personal communications systems (PCS) and wireless internet connectivity.

     Merrimac has become a versatile technologically-oriented company specializing in miniature radio frequency lumped-element components, integrated networks, microstrip and stripline microwave components, subsystems and ferrite attenuators. Of special significance has been the combination of two or more of these technologies into single components, to achieve superior performance and reliability while minimizing package size and weight.

     The Company manufactures and sells approximately 1,500 components and subsystems used in signal processing systems (the extraction of useable information from radio signals) in the frequency spectrum of D.C. to 65 GHz. The Company's products are designed to process signals having wide bandwidths and are of relatively small size and lightweight. When integrated into subsystems, advantages of lower cost and smaller size are realized due to the removal of connectors, cases and headers. The Company's components range in price from $20 to $10,000 and its subsystems range from $500 to $75,000, or more.

     The Company has traditionally developed and offered for sale products built to specific customer needs and standard catalog items. Approximately 33% of 1997 revenues were derived from initial orders for products custom designed for specific customer applications, 42% from repeat orders for such products, and 25% from catalog sales.

     Prior to 1997, the Company distributed its product catalog that was updated and re-printed approximately every two years. Now the Company maintains an electronic catalog on its internet website. The Merrimac catalog includes hundreds of standard components, and was compiled to provide a well-balanced, in-depth choice of passive signal processing components. These components often form the platform-basis for customization of designs in which the size, package, finish, electrical parameters, environmental performance, reliability, etc., are tailored for a specific customer application.

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

     Today, the major aerospace companies purchase components and subsystems from Merrimac including many complex I&Q networks, quadraphase modulators and antenna beamformers. Merrimac design engineers work to develop solutions to customer requirements that are unique or require special performance. Merrimac is committed to continuously enhancing its leading position in high-performance electronic signal processing components for communications, defense and aerospace applications.

     Improved production efficiencies coupled with the capacity of the newly operational low-cost manufacturing facility in Costa Rica and more extensive use of automated test equipment such as Hewlett Packard network analyzers (models 8510, 8720 and 8735) have resulted in a considerable reduction of the set-up time to take measurements, calibrate test equipment and print out hard copy of data. In addition, computerized cost controls such as closed job history and up-to-date work in process costs are also enhancing the Company's competitive position. Laser marking continues to be incorporated into the process of metal packages, providing totally permanent marking, greater flexibility and lower costs. See also discussion of CAD/CAM in "Research and Development" below.

     For a discussion of financial information about the nature of business, foreign and domestic operations and export sales, reference is made to Note 9 to Consolidated Financial Statements in the Company's Annual Report to Stockholders for Fiscal Year Ended January 3, 1998, which note is incorporated herein by reference.

Products
--------

     The Company's major product categories are: (1) power dividers/combiners that equally divide input signals or combine coherent signals for nearly lossless power combinations; (2) I&Q networks (a subassembly of circuits which allows two information signals (incident and quadrature) to be carried on a single radio signal for use in digital communication and navigational positioning); (3) directional couplers that allow for signal sampling along transmission lines; (4) phase shifters that accurately and repeatedly alter a signal's phase transmission to achieve desired signal processing or demodulation; (5) hybrid junctions that serve to split input signals into two output signals with 0 degree phase difference or 180 degrees out of phase with respect to each other;(6) balanced mixers that convert input frequencies to another frequency; (7) variable attenuators that serve to control or reduce power flow without distortion; (8) beamformers that permit an antenna to electronically track or transmit a signal; (9) quadrature couplers that serve to split input signals into two output signals 90 degrees out of phase with respect to each other or combine equal amplitude quadrature signals; and (10) solid-state switches that control signal routing. The Company's other product categories include single side band modulators, image reject mixers, vector modulators and a wide variety of specialized integrated assemblies. In the last fiscal year, no one product accounted for more than ten percent of total net sales.

     About 44% of the Company's sales were derived from the sales of products for use in high-reliability aerospace, satellite, and missile applications in 1997. These products are designed to withstand severe environments without failure or maintenance over prolonged periods of time (from 5 to 20 years). The Company provides facilities dedicated to the design, development, manufacture, and testing of these products along with special program management and documentation personnel. The Company offers products in most of its major categories for high-reliability applications.

     The Company's products are also used in a broad range of other defense and commercial applications, including radar, navigation, missiles, satellites, electronic warfare and counter-measures, cellular analog and digital electronics
(PCS) and communications equipment. The Company's products are also utilized in systems to receive and distribute television signals from satellites and through other microwave networks including cellular radio.

Marketing
---------

     The Company markets its products in the United States and Canada directly to customers through a marketing staff comprised of 10 employees and through 15 independent domestic sales organizations. The Company's marketing program focuses on identifying new programs and applications for which the Company can develop prototypes leading to volume production orders.

     The Company utilizes approximately 17 independent sales organizations to market its products elsewhere in the world. Sales to foreign customers amounted to: $5,731,000 (30.7% of sales) in fiscal 1997; $4,390,000 (31.0% of sales) in fiscal 1996; and $4,229,000 (29.4% of sales) in fiscal 1995.

     The Company's customers are primarily major industrial corporations that incorporate the Company's products into a wide variety of defense and commercial systems. The Company's customers include Raytheon, Boeing, Northrop Grumman, Lockheed Martin, Harris Corp., Litton Industries, Hughes Aircraft, TRW, Southwest Research and Motorola. Sales to any one foreign geographic area did not exceed 10% of net sales for 1997, 1996 or 1995. Sales to Lockheed Martin in 1997 and 1996 amounted to 13.4% and 10.8% of net sales, respectively. No one customer accounted for more than 10% of net sales in 1995.

     The Company has a uniform resource locator ("URL") internet address (www.merrimacind.com) and has established a commercial presence on the World Wide Web and makes its product catalog available on the Company website.


Research and Development
------------------------

     During fiscal 1997, 1996 and 1995, research and development expenditures amounted to $556,000, $246,000 and $275,000, respectively. The Company plans to commit development funds at the same level in 1998 as in 1997 and will focus its efforts at specific customer applications requiring further miniaturization, precision and volume applications.

     The Company's research and development activities include development of prototypes for new programs and applications and the implementation of new technologies to enhance the Company's competitive position. Projects focusing on surface mounted devices (SMD) multi-layer and micro-electronic assemblies are directed toward development of more circuitry in smaller, lower cost, and more reliable packaging that is easier for customers to integrate into their products. The Company continues to expand its use of computer aided design and manufacturing (CAD/CAM) in order to reduce design and manufacturing costs as well as development time.

Backlog
-------

     The Company manufactures specialized components and subsystems pursuant to firm orders from customers and standard components for inventory. At January 3, 1998, the Company had a firm backlog of orders of approximately $9,758,000. The Company estimates that approximately 90% of the orders in its backlog as of January 3, 1998 will be shipped within one year. The Company does not consider its business to be seasonal.

Competition
-----------

     The Company encounters competition in all aspects of its business. The Company competes both domestically and internationally in the military and commercial markets and specifically within the aerospace and telecommunications areas. The Company's competitors consist of entities of all sizes. Occasionally, smaller companies offer lower prices due to lower overhead expenses, and generally larger companies have greater financial and operating resources than the Company. The Company competes with all on a basis of technological performance, quality, reliability and dependability in meeting shipping schedules as well as on the basis of price. The Company believes that the above factors have served well in earning the respect and loyalty of many customers in the industry. These factors have enabled the Company over the years to successfully maintain a stable customer base and have directly contributed to the Company's ability to attract new customers.


Manufacturing, Assembly and Source of Supply
--------------------------------------------

     Manufacturing operations consist principally of design, assembly and testing of components and subsystems built from purchased electronic materials and components, fabricated parts, and printed circuits. Manual and semi-automatic methods are utilized depending principally upon production volumes. The Company has its own machine shop employing CAD/CAM techniques and etching facilities to handle soft and hard substrate materials. In addition, the Company maintains testing and inspection procedures intended to minimize production errors and enhance product reliability. The Company began manufacturing in Costa Rica in the second half of 1996. In January 1998, these operations were moved to a larger facility.

     During 1997, the Company continued to implement programs to improve the efficiency of manufacturing operations and reduce costs. The Company continues to establish more stringent procedures and documentation standards to provide for the prompt transfer of the production of prototype products from engineering to manufacturing. To enhance the structure and quality of these functions, ISO 9001 certification is being sought for the Company. The Company's manufacturing subsidiary located in Costa Rica has recently obtained ISO 9002 certification. Documentation improvements are being implemented which will also strengthen the Company's position as a world class quality supplier upon completion of these process improvements.

     Generally, the Company uses manufacturing cost savings to enhance its competitive position.

     Electronic components and raw materials used in the Company's products are generally available from a sufficient number of qualified suppliers. Some materials are standard items. Subcontractors manufacture certain materials to the Company's specifications. The Company is not dependent upon any single supplier for any of its components or materials.

Employee relations
------------------

     As of January 3, 1998 the Company employed approximately 170 persons, of which 30 are employed at the Company's Costa Rica facility. None of the Company's employees are represented by a labor organization. The Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are satisfactory.


Patents
-------

     The Company owns 15 patents with respect to certain inventions it developed. Although it has from time to time filed patent applications in connection with the inventions which it believes are patentable, the Company does not believe that patents or other similar intangible rights afford significant protection from competitors or are material to its business.


ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's administrative offices, research and principal production facilities are located in West Caldwell, New Jersey, on a five-acre parcel owned by the Company. A 12,000 square-foot plant was built in November 1966; a 13,500 square-foot addition was completed in December 1971; and a 26,500 square-foot addition was completed in July 1980, aggregating 52,000 square-feet presently.

     The Company owns all of its land, buildings, laboratories, production and office equipment, as well as its furniture and fixtures in West Caldwell, New Jersey. The Company believes that its plant and facilities are well suited for the Company's business and are properly utilized, suitably located and in good condition.

     In December 1997 the Company entered into a new five-year lease for a 17,000 square-foot manufacturing facility in Costa Rica. The previous lease was for a 3,000 square-foot facility.

     The Company does not make any investments in real estate other than in connection with its operations.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to other lawsuits, both as a plaintiff and a defendant, arising in the normal course of business. It is the opinion of Management, that the disposition of these various lawsuits will not individually or in the aggregate materially adversely affect the consolidated financial position or the results of operations of the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock began trading on the American Stock Exchange on July 11, 1988 under the symbol MRM, and is still listed there.

     Reference is made to the tables captioned "Quarterly Financial Information" and "Quarterly Common Stock Data" page 24 of the Company's Annual Report to Stockholders for fiscal year ended January 3, 1998, which is incorporated herein in by reference for information with respect to the high and low bid prices of the Company's Common Stock during the Company's past two fiscal years.

     The Company had approximately 200 holders of record on March 30, 1998. The Company believes there are an additional 1,300 holders of record in "street name" through broker nominees.

     Reference is made to Note 8 to the Consolidated Financial Statements in the Company's Annual Report to Stockholders for fiscal year ended January 3, 1998, which note is incorporated herein by reference for information with respect to payment of cash dividends in 1997, 1996 and 1995.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to pages 9 and 10 of the Company's Annual Report to Stockholders for the fiscal year ended January 3, 1998, which pages are incorporated herein by reference.


ITEM 7.    FINANCIAL STATEMENTS.


     Reference is made to pages 11 through 23 of the Company's Annual Report to Stockholders for fiscal year ended January 3, 1998, which pages are incorporated herein by reference with respect to the Company's financial position as of January 3, 1998 and December 28, 1996 and the results of operations and cash flows for the years ended January 3, 1998, December 28, 1996 and December 30,
1995 and the report of Arthur Andersen LLP included herein as follows and the report of J. H. Cohn LLP dated February 18, 1997, which is incorporated herein by reference from the Company's Annual Report to Stockholders for the fiscal year ended December 28, 1996:


                                                                    Page in
                                                                 Annual Report
                                                    Form        to Stockholders
                                                   10-KSB             1997
                                                   ------      ----------------
Consolidated Balance Sheets at January 3, 1998
     and December 28, 1996 ......................                     12

For the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995:

     Consolidated Statements of Income ..........                     11
     Consolidated Statements of Stockholders'
      Equity ....................................                     13
     Consolidated Statements of Cash Flows ......                     14

Notes to Consolidated Financial Statements ......                  15-23

Reports of Independent Public Accountants .......   12-13


ITEM 8. CHANGES IN AND DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                    PART III

     Pursuant to General Instruction E3. to Form 10-KSB, portions of information required by items 9-12 and indicated below are hereby incorporated by reference to the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement") which the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following is a list of the Company's executive officers, their ages and their positions as of January 3, 1998. Generally each executive officer is elected for a term of one year at the organizational meeting of the Board of Directors following the Annual Meeting of Stockholders.


              Name                     Age              Position
       -------------------             ---     --------------------------

       Mason N. Carter                 51      Chairman, President and
                                               Chief Executive Officer

       Eugene W. Niemiec               58      Vice Chairman and
                                               Chief Technology Officer

       Robert V. Condon                51      Vice President, Finance,
                                               Treasurer, Secretary and
                                               Chief Financial Officer

       Richard E. Dec                  54      Vice President, Marketing

       Brian R. Dornan                 49      Vice President, Research and
                                               Development

       Reynold K. Green                39      Vice President, Sales

       Jacob Lin                       49      Vice President, Operations


  Family Relationships.

     There are no family  relationships  among the officers listed.

Business Experience of Executive Officers During Past Five Years.

     Mr. Carter was elected to the additional position of Chairman of the Board on July 24, 1997. He has served as President and Chief Executive Officer ("CEO") since December 16, 1996. From 1994 to 1996 he was President of the Products and Systems Group of Datatec Industries, Inc., Fairfield, New Jersey, a leading provider of data network implementation services. He was President and CEO of Kentile, Inc., Chicago, Illinois, a manufacturer of resilient flooring from 1992 to 1994.

     Mr. Niemiec has been Vice Chairman and Chief Technology Officer of the Company since December 16, 1996. From September 1994 to December 1996 he held the offices of President, Chief Executive Officer and Chief Operating Officer. He was President and Chief Operating Officer from 1990 to 1994.


     Mr. Condon has been Vice President, Finance and Chief Financial Officer ("CFO") since joining the Company in March 1996 and was appointed Secretary and Treasurer in January 1997. Prior to joining the Company, he was with Berkeley Educational Services as Vice President, Finance, Treasurer and CFO from 1995 to February 1996. During 1994 Mr. Condon was involved in consulting and entrepreneurial activities. From 1989 to 1993, he was Senior Vice President, Finance and CFO of SCS Communications, a private holding company.

     Mr. Dec has been Vice President, Marketing since joining the Company in March 1997. Prior to joining the Company, he was with Kinley & Manbeck, Inc. a business process re-engineering and systems implementation consulting company as Vice President of Business Development from April 1996 to March 1997. From 1995 to March 1996, he was National Account Manager, Product and Systems Group for Datatec Industries, Inc. From 1993 to 1994, he was Vice President of Product Development for Kentile, Inc., a manufacturer of resilient flooring.

     Mr. Dornan, effective October 1996, was appointed Group Vice President of Technology and Engineering and was appointed Vice President, Research and Development in February 1998. He had been Group Vice President of Manufacturing since 1986.

     Mr. Green, effective March 1997, was appointed Vice President, Sales and from April 1996 to March 1997 he was Vice President of Manufacturing. Over the past 5 years, Mr. Green held positions of Director of Manufacturing, National Sales Manager and Director of Quality Control and High-Reliability Services at Merrimac.

     Mr. Lin has been Vice President, Operations since joining the Company in March 1997. Prior to joining the Company, he was with Don Aux Associates, a change implementation consulting organization, as Project Manager, from 1996 to March 1997. From 1992 to 1996 he was with Gemini Consulting as a senior consultant responsible for re-engineering.

     Information  relating to (a) compliance with Section 16 of the Exchange Act
(b) the directors of the Company, is incorporated herein by reference to the Company's Proxy Statement to be distributed in connection with the 1998 Annual Meeting of Stockholders.


ITEM 10.   EXECUTIVE COMPENSATION.

     See the information under the caption "EXECUTIVE COMPENSATION" contained in the Proxy Statement, which information is incorporated herein by reference.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information in the table and the notes thereto, under the caption "SHARE OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN STOCKHOLDERS" contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           Not applicable.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

      Exhibit No.
      -----------

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

             (b)  1993 Stock Option Plan of the Company effective
                  March 31, 1993 is hereby incorporated by reference to Exhibit 4(c) to the Company's
                  Registration Statement on Form S-8 which was filed with the Securities and Exchange Commission on September 14, 1993. *

             (c) 1995 Stock Purchase Plan of the Company is hereby incorporated by reference to Exhibit A of the Proxy Statement of the Company dated March 17, 1995. *

             (d) 1996 Stock Option Plan for Non-Employee Directors of the Company is hereby incorporated reference to Exhibit 10(d) to the Company's Annual Report on Form 10-KSB dated March 24, 1997.*

             (e) Employment Agreement between the Company and Mason N. Carter dated as of December 19, 1996 is hereby incorporated by reference to Exhibit 10(e) to the Company's Annual Report on Form 10-KSB dated March 24, 1997.*

             (f) Employment Agreement between the Company and Eugene W. Niemiec dated as of December 16, 1996 is hereby incorporated by reference to Exhibit 10(f) to the Company's Annual Report on Form 10-KSB dated March 24, 1997.*

             (g) 1983 Key Employees Stock Option Plan of the Company effective March 21, 1983 is hereby incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on March 31, 1983.*

             (h) Long Term Incentive Plan of the Company is hereby incorporated by reference to Exhibit (a) to the Proxy Statement of the Company dated May 12, 1997.*

             (i) Form of Severance Agreement entered into with certain officers of the Company.*

             (j) Schedule of officers with substantially identical agreements to the form filed as Exhibit 10(i) hereto.

         13       Annual Report to Stockholders for Fiscal Year
                  Ended January 3, 1998.

         21       Subsidiaries of the Registrant.

         23(a)    Consent of Arthur Andersen LLP.

         23(b)    Consent of J.H. Cohn LLP.

         27.1     Financial Data Schedule for Fiscal Year Ended January 3, 1998.

         27.2 Restated Financial Data Schedule for periods ended March 29, 1997, June 28, 1997, September 27, 1997, and fiscal year ended December 28, 1996.

         27.3 Restated Financial Data Schedule for periods ended March 30, 1996, June 29, 1996, September 28, 1996, and fiscal years ended December 30, 1995 and December 31, 1994.



(b)      Reports on Form 8-K.

         A Current Report on Form 8-K was filed on November 6, 1997 announcing the appointment of two new directors, Dr. Joel H. Goldberg and Mr. Frederick J. Gumm.

         A Current Report on Form 8-K was filed on February 26, 1998 reporting the Company's results of operations for the fourth quarter and 1997 fiscal year.

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


                                              MERRIMAC INDUSTRIES, INC.
                                              -------------------------
                                                    (Registrant)


  Date: March 30, 1998                    By: /s/ Mason N. Carter
                                              ---------------------------
                                              Mason N. Carter
                                              Chairman, President and
                                              Chief Executive officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                       Date           Title
  -------------------------            -------          --------

   /s/ Mason N. Carter                 3-30-98          Director
  -------------------------            -------          --------
      (Mason N. Carter)

   /s/ Albert H. Cohen                 3-30-98          Director
  -------------------------            -------          --------
      (Albert H. Cohen)

   /s/ Joel H. Goldberg                3-30-98          Director
  -------------------------            -------          --------
      (Joel H. Goldberg)

   /s/ Frederick J. Gumm               3-30-98          Director
  -------------------------            -------          --------
      (Frederick J. Gumm)

   /s/ Eugene W. Niemiec               3-30-98          Director
  -------------------------            -------          --------
      (Eugene W. Niemiec)

   /s/ Arthur A Oliner                 3-30-98          Director
  -------------------------            -------          --------
      (Arthur A.Oliner)

  /s/  Robert V. Condon                3-30-98          Vice President, Finance,
  -------------------------            -------          ------------------------
      (Robert V. Condon)                                Treasurer, Secretary and
                                                        ------------------------
                                                        Chief Financial Officer
                                                        ------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Merrimac Industries, Inc.

     We have audited the accompanying consolidated balance sheet of Merrimac Industries, Inc. and Subsidiaries as of January 3, 1998 and the related consolidated statement of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merrimac Industries, Inc. and Subsidiaries as of January 3, 1998 and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                       /s/ ARTHUR ANDERSEN LLP
                                                       -----------------------
                                                           ARTHUR ANDERSEN LLP
Roseland, New Jersey
February 13, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Merrimac Industries, Inc.

     We have audited the accompanying consolidated balance sheet of Merrimac Industries, Inc. and Subsidiaries as of December 28, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended December 28, 1996 and December December 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merrimac Industries, Inc. and Subsidiaries as of December 28, 1996 and their results of operations and cash flows for the years then ended, December 28, 1996 and December December 30, 1995 in conformity with generally accepted accounting principles.

                                                           J. H. COHN LLP
Roseland, New Jersey
February 18, 1997