Form 10QSB
period 1998-04-04
MERRIMAC INDUSTRIES INC
filed 1998-05-14
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended April 4, 1998      Commission file No. 0-11201
                               -------------                          -------

                           MERRIMAC INDUSTRIES, INC.
-----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


        New Jersey                                           22-1642321
-------------------------------                     -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)




41 Fairfield Place West Caldwell, New Jersey                    07006
--------------------------------------------        -------------------------
 (Address of principal executive offices)                     (Zip code)




Registrant's telephone number, including area code (973) 575-1300
                                                   --------------


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
   Yes X   No
      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                  Outstanding at May 8, 1998
-----------------------------                  -------------------------------
Common Stock ($.50 par value)                             1,603,269

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                          ---------------------------
                                 (Unaudited)
                                                        April 4,
                                                          1998
                                                      -----------
ASSETS
------
Current assets:
  Cash and cash equivalents .......................   $ 2,478,894
  Accounts receivable .............................     4,003,940
  Inventories:
    Finished goods ................................       563,646
    Work in process ...............................     2,558,352
    Parts and raw materials .......................       818,205
                                                      -----------
      Total inventories ...........................     3,940,203
    Other current assets ..........................       145,217
    Deferred tax assets ............................      913,300
                                                      -----------
      Total current assets ........................    11,481,554

Property, plant and equipment .....................    14,451,339
  Less accumulated depreciation ...................     9,806,306
                                                      -----------
      Net property, plant and equipment ...........     4,645,033

Deferred income taxes .............................        65,000
Other assets ......................................        91,208
                                                      -----------
      Total Assets ................................   $16,282,795
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Accounts payable ................................   $ 1,151,568
  Accrued liabilities .............................     1,288,449
  Income taxes payable ............................       263,405
                                                      -----------
      Total current liabilities ...................     2,703,422

Deferred compensation .............................       417,493
                                                      -----------
      Total liabilities ...........................     3,120,915
                                                      -----------
Stockholders' equity:
  Common stock, par value $.50 per share:
    Authorized:  5,000,000 shares
    Issued:  2,654,348 shares .....................     1,327,174
  Additional paid-in capital ......................     9,744,139
  Retained earnings ...............................    11,422,632
                                                      -----------
                                                       22,493,945
  Less treasury stock, at cost: 1,074,839 shares ..    (9,227,065)
  Less loan to officer-stockholder ................      (105,000)
                                                      -----------
     Total stockholders' equity ...................    13,161,880
                                                      -----------
     Total Liabilities and Stockholders' Equity ...   $16,282,795
                                                      ===========


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)



                                                         Thirteen Weeks
                                                    ----------------------
                                                       April 4,  March 29,
                                                         1998      1997
                                                    ----------  ----------
Net sales ...................................       $5,792,607  $4,275,155
                                                    ----------  ----------
Cost and expenses:
  Cost of sales .............................        3,217,852   2,375,107
  Selling, general and
    administrative ..........................        1,696,695   1,431,678
  Research and development ..................          211,256      57,328
                                                    ----------  ----------
                                                     5,125,803   3,864,113
                                                    ----------  ----------

Operating income ............................          666,804     411,042
Interest and other
  income, net................................           12,742      26,704
                                                    ----------  ----------
Income before income taxes ..................          679,546     437,746
Provision for income taxes ..................          252,000     160,000
                                                    ----------  ----------
Net income ..................................       $  427,546  $  277,746
                                                    ==========  ==========

Net income per common share:
  Basic .....................................             $.27        $.18
                                                          ====       =====
  Diluted ...................................             $.26        $.18
                                                          ====       =====
Cash dividend per share common stock ........               -         $.10
                                                          ====        ====

Weighted average number of
  shares outstanding:
  Basic .....................................         1,576,993  1,513,341
                                                      =========  =========
  Diluted ...................................         1,618,165  1,547,276
                                                      =========  =========


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                         Thirteen Weeks Ended
                                                      -------------------------
                                                         April 4,     March 29,
                                                           1998         1997
                                                      ----------     ----------
Cash flows from operating activities:
  Net income .......................................    $427,546      $ 277,746
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization...................   207,086        207,581
      Deferred compensation ..........................    58,340         35,430
      Stock-based compensation expense ...............    15,300             -
      Changes in operating assets and liabilities:
        Accounts receivable...........................  (912,653)      (663,056)
        Inventories...................................   568,366       (311,622)
        Other current assets..........................     2,986         79,141
        Deferred tax assets...........................     6,200             -
        Other assets..................................    22,568          4,191
        Accounts payable..............................     9,789        202,070
        Accrued liabilities...........................    88,580        179,839
        Income taxes payable..........................   217,580         44,297
        Deferred compenstion..........................   (16,547)        (7,500)
                                                      ----------     ----------
Net cash provided by operating activities...........     695,141         48,117
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets.......................     (666,890)      (381,839)
  Proceeds from sales of capital assets............        8,515             -
  Purchase of available-for-sale securities........           -         (12,490)
                                                      -----------    ----------
Net cash used in investing activities..............     (658,375)      (394,329)
                                                      -----------    ----------
Cash flows from financing activities:
  Proceeds from the issuance of common stock.......       27,403         37,640
  Payment of dividends.............................           -        (151,426)
                                                      -----------    ----------
Net cash provided by (used) in financing activities       27,403       (113,786)
                                                      -----------    ----------
Net increase (decrease) in cash and cash equivalents      64,169       (459,998)
Cash and cash equivalents at beginning of year.....    2,414,725      1,265,581
                                                      -----------    ----------
Cash and cash equivalents at end of period.........   $2,478,894      $ 805,583
                                                      ===========    ==========

Supplemental disclosures of cash flows information:
  Cash paid during the period for:
    Income taxes...................................   $  30,000              -
                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  A.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of the management, necessary for a fair presentation of the financial position of the Company as of April 4, 1998 and its results of operations and cash flows for the periods presented.

  B.    Net income per common share

     Effective January 3, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes the new standard for computation and presentation of net income per common share. Under the new requirements both basic and diluted net income per common share are presented. All prior period net income per common share information has been restated.

     Basic net income per common share is calculated by dividing net income, less dividends on preferred stock, if any, by the weighted average common shares outstanding during the period.

     The calculation of diluted net income per common share is similar to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable under stock options, were issued during the reporting period.

  C.    Accounting period

     The Company's fiscal year is the 52-53 week period ending on the Saturday closest to December 31. The Company has quarterly dates that correspond with the Saturday closest to the last day of each calendar quarter and each quarter consists of 13 weeks in a 52-week year. Every fifth year, the additional week to make a 53-week year (fiscal year 1997 was the latest and fiscal year 2002 will be the next) is added to the fourth quarter, making such quarter consist of 14 weeks.

  D.    Dividends

     During fiscal 1997, the Company paid a $.10 per share dividend in each of the first three quarters. The dividend was eliminated by a decision of the Company's Board of Directors (the "Board") on August 28, 1997.

     The Board announced on May 5, 1998, the declaration of a 10% stock dividend to stockholders of record on May 15, 1998 to be distributed, and payments for fractional shares made, on June 5, 1998. The weighted average number of shares outstanding and net income per share information for all prior reporting periods will be restated to reflect the effects of the stock dividend.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  E.    Purchase of common stock by Officer and Director

     The Company sold 20,000 shares of common stock from its treasury to the Company's Chairman, President and Chief Executive Officer Mason N. Carter, on May 4, 1998, at a price of $12.75 per share, which approximated the average closing price of the Company's common stock during the first quarter of 1998. The Company extended a loan of $255,000 in connection with the purchase of these shares and amended a prior loan of $105,000. Mr. Carter has agreed to restrictions on the sale of these shares.

     The new promissory note for $360,000 is due May 4, 2003 and interest payments are due quarterly, calculated at a variable interest rate based on the prime rate of the Company's lending bank. Payment of the loan is secured by the pledge of the shares of Common Stock purchased by Mr. Carter with the proceeds of the loan.

     As a result of the amendment to the terms of principal amortization of the prior loan, the amount of $105,000 is reflected as a reduction of stockholders' equity in the balance sheet.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                            INCOME STATEMENT SUMMARY
                            ------------------------
                                  (Unaudited)


The following table displays line items in the Consolidated Statements of Income as a percentage of net sales.





                                                 Percentage of Net Sales
                                             -------------------------------
                                                       Quarter 1
                                                  --------------------
                                                  Thirteen Weeks Ended
                                                  --- ----------------
                                                  April 4,   March 29,
                                                    1998        1997
                                                  --------   --------

Net sales....................................       100.0%     100.0%
                                                    ------     ------
Costs and expenses:
  Cost of sales..............................        55.6%      55.6%
  Selling, general and
    administrative...........................        29.3%      33.5%
  Research and development...................         3.6%       1.3%
                                                    ------     ------
                                                     88.5%      90.4%
                                                    ------     ------

Operating income.............................        11.5%       9.6%
Interest and other income, net...............          .2%        .6%
                                                    ------     ------

Income before income taxes...................        11.7%      10.2%

Provision for income taxes...................         4.3%       3.7%
                                                    ------     ------

Net income...................................         7.4%       6.5%
                                                    ======     ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


  Quarter ended April 4, 1998 compared to quarter ended March 29, 1997

     Results of operations reflect increases in: net sales of $1,517,000 or 35.5%; operating income of $256,000 or 62.3%; net income of $150,000 or 54.0%;
and diluted net income of $.08 per share or 44.4%.

     The net sales increase was partially attributable to delivering shipments against a larger firm order backlog with order release dates that coincided with production and shipment schedules.

     Orders received for the first quarter 1998 of $6,061,000 increased $564,000 or 10.3% compared to that of the first quarter of 1997, and the backlog of firm unfilled orders increased $489,000 or 5.2% to $9,943,000 for the same end of quarter comparisons. Compared to year-end 1997, backlog increased $185,000 or 1.9%.

     Cost of sales increased $843,000 or 35.5% and was unchanged as a percentage of net sales. The primary reason for the increase was the effect of the increase in sales revenue on cost of sales. Also, a compensation increase to the hourly workforce became effective mid-year 1997, and additional manufacturing personnel were hired for the Costa Rica manufacturing facility to concentrate on improving delivery performance by reducing the number of late ship days in the backlog.

     Selling, general and administrative expenses increased $265,000 or 18.5%, although as a percentage of net sales the expense decreased 4.2% to 29.3% from 33.5%. Increases in selling costs were related to additional sales commissions due to the increase in sales revenue. The opening, support and staffing of a European sales office also added to higher selling costs. General and administrative expenses partially increased due to compensation costs related to the hiring of additional administrative and marketing personnel and higher compensation expense resulting from last year's mid-year merit increases to certain employees.

     Research and development expenses for new products were $211,000 for the first quarter of 1998, an increase of $154,000 or 270.2% compared to $57,000 reported in 1997. Research and development expenses in the prior year have been reclassified to conform to the current presentation.

     Net income increased $150,000 or 54.0% to $428,000 for the first quarter of 1998 compared to $278,000 reported in 1997. Diluted net income per share was $.26, an increase of 44.4% compared to diluted net income per share of $.18 reported for the first quarter of last year. The diluted weighted average number of common shares outstanding for the first quarter 1998 increased by 71,000 compared to that of the first quarter of the prior year. This increase was primarily due to common stock issued from the exercise of stock options during 1997 and the increase in dilutive securities arising from higher average stock prices during the first quarter of this year compared to the first quarter of the prior year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company's financial condition remained strong throughout the first quarter of 1998. The Company had liquid resources comprised of cash and cash equivalents (including investments in available-for-sale securities in 1997) totaling approximately $2,500,000 compared to approximately $2,000,000 in 1997. The Company's working capital was approximately $8,800,000 and its current ratio was 4.2 at the end of the first quarter 1998 compared to $8,000,000 and 4.8, respectively, in 1997.

     The Company's operating activities generated cash flows of $695,000 in the first quarter 1998 compared to $48,000 in 1997. Primary reasons for the increase in operating cash flows in 1998 are higher first quarter net income and a decrease in inventories of $568,000 which was partially offset by an increase in accounts receivable of $913,000 as a result of higher first quarter 1998 sales. The Company made net investments in property, plant and equipment of $658,000 in the first quarter of 1998 compared to $382,000 in 1997.

     The Company paid cash dividends of $151,000 in 1997 at the quarterly rate of $.10 per share. The cash dividend was eliminated by a decision of the Board of Directors (the "Board") on August 28, 1997. The Board announced on May 5, 1998, the declaration of a 10% stock dividend to stockholders of record on May 15, 1998 to be distributed, and payments for fractional shares made, on June 5, 1998.

     The Company has entered into a $7,000,000 revolving credit and term loan agreement with Summit Bank, at one-half percent below the bank's floating prime rate. Up to $2,500,000 of borrowings may be used for capital expenditures under the term loan. The full line is available for future borrowing needs of the Company for working capital and general corporate purposes.

     Management believes that with the liquid resources and the unused line of credit available, along with cash flows expected to be generated from operations, the Company will have sufficient resources for currently contemplated operations in 1998.

     The Company's manufacturing subsidiary in Costa Rica began operations in the second half of 1996. In January 1998, the subsidiary moved to a larger 17,000 square-foot facility and has recently obtained ISO 9002 certification.

     The Company's capital expenditures for new projects and production equipment are anticipated to exceed its depreciation and amortization expenses in 1998. The Company has issued purchase order commitments to processing equipment manufacturing vendors for approximately $700,000 of capital equipment and building improvements. The Company anticipates that such equipment will be purchased and become operational and building improvements completed during the second half of 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

     The Company recognizes the need to assure that its operations will not be adversely impacted by Year 2000 software failures. The impact on operations has been evaluated and plans have been formulated to ensure Year 2000 compliance before the end of 1998. Beginning in 1998, existing mission-critical software will be revised to process dates for 1999 and beyond without any disruption to the business. Software revisions will be performed by Company employees and the total estimated cost for achieving Year 2000 compliance has not been, and is not anticipated to be, material to the Company's financial position or results of operations.

     The Company was authorized on November 1, 1996 to purchase up to 100,000 shares of its common stock, depending on market conditions, and has purchased 4,100 shares to date under such authorization. There have been no repurchases of common stock during 1997 or 1998.

     Periodically, the Company explores the possibility of acquiring similar manufacturers of electronic devices or companies in related fields, although it currently has no definitive plans or agreements. Management believes that any such acquisitions and business operation expansion could be financed through its liquid and capital resources currently available as previously discussed and/or through additional borrowing or issuance of equity or debt securities. The additional debt from any acquisitions, if consummated, would increase the Company's debt-to-equity ratio and such debt or equity securities might, at least in the near term, have a dilutive effect on net income per share.

     Certain statements in this quarterly report are forward-looking statements based on current management expectations and are subject to risks and uncertainties. Factors that could cause future results to differ from these expectations include general economic and industry conditions, competitive products and pricing pressures, risks relating to governmental regulatory actions in communications and defense programs, and inventory risks due to technological innovation. Additional factors to which the Company's performance is subject are described in the Company's reports filed from time to time with the Securities and Exchange Commission.

PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

Exhibit No.


      10   Consulting Agreement between the Company and Arthur A. Oliner dated as of January 1, 1998.*

      11   Statement re: Computation of earnings per common share

      27   Financial Data Schedule for the First Quarter Ended April 4, 1998.

  (b)   Reports on Form 8-K.

        A Current Report on Form 8-K was filed on February 26, 1998 reporting the Company's results of operations for the fourth quarter and 1997 fiscal year.

        A Current Report on Form 8-K was filed on April 20, 1998 reporting the Company's Amendment to its By-laws.

        A Current Report on Form 8-K was filed on May 5, 1998 reporting the Company's results of operations for the first quarter 1998, and the declaration of a 10% stock dividend.

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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: May 14, 1998               By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: May 14, 1998               By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer