Form 10QSB
period 1998-07-04
MERRIMAC INDUSTRIES INC
filed 1998-08-17
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the six months ended July 4, 1998      Commission file No. 0-11201
                         ------------                          -------

                           MERRIMAC INDUSTRIES, INC.
-----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


        New Jersey                                           22-1642321
-------------------------------                     -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)




41 Fairfield Place West Caldwell, New Jersey                    07006
--------------------------------------------        -------------------------
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
  Common Stock                                American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None
                                                                     ----

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No
   ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                  Outstanding at July 30, 1998
-----------------------------                  -------------------------------
Common Stock ($.50 par value)                             1,785,859

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                          ---------------------------
                                 (Unaudited)
                                                        July 4,
                                                          1998
                                                      -----------
ASSETS
Current assets:
 Cash and cash equivalents...........................  $2,058,721
 Accounts receivable.................................   4,252,318
 Inventories:
   Finished goods....................................     519,276
   Work in process...................................   2,145,721
   Parts and raw materials...........................     768,000
                                                      -----------
      Total inventories..............................   3,432,997
 Other current assets................................     255,970
 Deferred tax assets.................................     893,300
                                                      -----------
        Total current assets.........................  10,893,306
Property, plant and equipment........................  15,295,487
   Less accumulated depreciation.....................   9,956,621
                                                      -----------
       Net property, plant and equipment.............   5,338,866
Deferred income taxes................................      65,000
Other assets.........................................      91,824
                                                      -----------
         Total Assets................................ $16,388,996
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................   $1,060,421
  Accrued liabilities...............................    1,022,504
  Income taxes payable..............................      233,982
                                                      -----------
       Total current liabilities....................    2,316,907
  Deferred compensation.............................      466,811
                                                      -----------
         Total liabilities..........................    2,783,718
  Stockholders' equity:
     Common stock, par value $.50 per share:
        Authorized: 5,000,000 shares
        Issued:     2,658,408 shares................    1,329,204
     Additional paid-in capital.....................   10,905,006
     Retained earnings..............................    9,446,149
     Translation adjustment.........................      (35,735)
                                                       ----------
                                                       21,644,624

     Less treasury stock, at cost: 894,549 shares...   (7,679,346)
     Less loan to officer-stockholder...............     (360,000)
                                                      -----------
          Total stockholders' equity................   13,605,278
                                                      -----------
Total Liabilities and Stockholders' Equity..........  $16,388,996
                                                      ===========

See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)


                                  Thirteen Weeks            Six Months Ended
                               ----------------------  ------------------------
                                 July 4     June 28      July 4     June 28
                                   1998       1997        1998        1997
                               ----------  ----------  -----------  -----------
Net sales .................... $5,573,659  $4,986,288  $11,366,266   $9,261,443
                               ----------  ----------  -----------  -----------
Cost and expenses:
  Cost of sales ..............  3,031,727   2,601,083    6,249,579    4,976,190
  Selling, general and
    administrative ...........  1,661,518   1,672,155    3,358,213    3,103,833
  Research and development....    252,145     124,890      463,401      182,218
                               ----------  ----------  -----------  -----------
                                4,945,390   4,398,128   10,071,193    8,262,241
                               ----------  ----------  -----------  -----------

Operating income .............    628,269     588,160    1,295,073      999,202
Interest and other
  income, net.................     16,573      20,940       29,315       47,644
                               ----------  ----------  -----------  -----------
Income before income taxes ...    644,842     609,100    1,324,388    1,046,846
Provision for income taxes ...    236,000     231,000      488,000      391,000
                               ----------  ----------  -----------  -----------
Net income ................... $  408,842   $ 378,100  $   836,388  $   655,846
                               ==========  ==========  ===========  ===========

Net income per
  common share-basic .........       $.23       $ .22         $.48        $ .39
Net income per
  common share-diluted .......       $.22       $ .22         $.46        $ .38

Cash dividend per share of
  common stock ...............       $ -         $.09         $ -          $.18
                                     ====        ====         ====        =====
Weighted average number of
  shares outstanding:
  Basic ......................  1,756,350   1,681,938    1,746,816    1,673,306
  Diluted ....................  1,845,263   1,711,840    1,834,423    1,705,680


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                            Six Months Ended
                                                      -------------------------
                                                         July 4,     June 28,
                                                           1998         1997
                                                      ----------     ----------
Cash flows from operating activities:
  Net income .......................................    $836,388      $ 655,846
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization...................   401,663        428,831
      Deferred compensation ..........................   116,659         78,291
      Stock-based compensation expense ...............    67,300             -
      Changes in operating assets and liabilities:
        Accounts receivable...........................(1,186,031)      (794,349)
        Inventories................................... 1,075,572       (309,370)
        Other current assets..........................  (134,767)        12,452
        Deferred tax assets...........................    26,200             -
        Other assets..................................    21,952        (96,845)
        Accounts payable..............................   (81,358)       462,246
        Accrued liabilities...........................  (177,365)       336,223
        Income taxes payable..........................   188,155        189,827
        Deferred compensation.........................   (25,547)       (15,000)
                                                      ----------     ----------
Net cash provided by operating activities...........   1,128,821        948,152
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets.......................   (1,595,299)      (911,756)
  Proceeds from sales of capital assets............       12,775            750
  Purchases of available-for-sale securities.......           -        (125,371)
                                                      -----------    ----------
Net cash used in investing activities..............   (1,582,524)    (1,036,377)
                                                      -----------    ----------
Cash flows from financing activities:
  Proceeds from the issuance of common stock.......       98,708        205,658
  Payment of dividends.............................       (1,009)      (304,848)
                                                      -----------    ----------
Net cash provided by (used) in financing activities       97,699        (99,190)
                                                      -----------    ----------
Net decrease in cash and cash equivalents..........     (356,004)      (187,415)
Cash and cash equivalents at beginning of year.....    2,414,725      1,265,581
                                                      -----------    ----------
Cash and cash equivalents at end of period.........   $2,058,721     $1,078,166
                                                      ===========    ==========

Supplemental disclosures of cash flows information:
  Cash paid during the period for:
    Income taxes...................................   $  300,000        325,000
                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     A. Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of the management, necessary for a fair presentation of the financial position of the Company as of July 4, 1998 and its results of operations and cash flows for the periods presented.

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

  D.    Dividends

     During fiscal 1997, the Company paid a $.091 per share dividend (previously $.10 per share, adjusted for the 10% stock dividend in May 1998) in each of the first three quarters. The dividend was eliminated by a decision of the Company's Board of Directors (the "Board") on August 28, 1997.

     The Board announced on May 5, 1998, the declaration of a 10% stock dividend payable on June 5, 1998 to stockholders of record on May 15, 1998. Fractional shares were cashed-out and payments were made to stockholders in lieu of fractional shares on June 5, 1998. The basic and diluted weighted average number of shares outstanding and net income per share information for all prior reporting periods have been restated to reflect the effects of the stock dividend.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  E.   Purchase of common stock by Officer and Director

     The Company sold 20,000 shares of Common Stock from its treasury to the Company's Chairman, President and Chief Executive Officer, Mason N. Carter, on May 4, 1998 at a price of $12.75 per share, which approximated the average closing price of the Company's Common Stock during the first quarter of 1998. The Company extended a loan of $255,000 in connection with the purchase of these shares and amended a prior loan to Mr. Carter of $105,000. Mr. Carter has contractually agreed to restrictions on the resale of these shares.

     The new promissory note for a total of $360,000 is due May 4, 2003 and interest payments are due quarterly, calculated at a variable interest rate based on the prime rate of the Company's lending bank. Payment of the loan is secured by the pledge of the shares of Common Stock purchased by Mr. Carter with the proceeds of the loan.

     As a result of the amendment to the terms of principal amortization of the prior loan, the amount of $360,000 is reflected as a reduction of stockholders' equity in the balance sheet. The Company will record compensation expense of approximately $52,000 by charging to operations over a one-year period commencing the date of the transaction, as Mr. Carter is expected to perform services throughout this time period.

  F.   Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which could require the Company to make additional disclosures in its financial statements no later than for the year ending January 2, 1999. SFAS 130 defines comprehensive income, which includes items in addition to those reported in the statement of operations, and requires disclosures about the components of comprehensive income. SFAS 131 requires disclosures for each segment of a business and the determination of segments based on a company's internal management structure. The Company's management believes that the provisions of SFAS 130 are not material to the disclosures made by the Company and a statement of comprehensive income has not been included in the consolidated financial statements. The Company's management is still evaluating whether SFAS 131 will require the Company to make any additional disclosures.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                            INCOME STATEMENT SUMMARY
                            ------------------------
                                  (Unaudited)


The following table displays line items in the Consolidated Statements of Income as a percentage of net sales.





                                            Percentage of Net Sales
                                    -------------------------------------------
                                   Second Quarter            Year-to-date
                                  --------------------    ----------------------
                                  Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                  --------------------    ----------------------
                                    July 4   June 28        July 4   June 28
                                      1998     1997          1998     1997
                                    -------  -------        -------  -------

Net sales.........................  100.0%   100.0%         100.0%   100.0%
                                    -----    -----          -----    -----
Costs and expenses:
  Cost of sales...................   54.4     52.2           55.0     53.7
  Selling, general and
    administrative................   29.8     33.5           29.5     33.5
  Research and development .......    4.5      2.5            4.1      2.0
                                    -----    -----          -----    -----
                                     88.7     88.2           88.6     89.2
                                    -----    -----          -----    -----

Operating income .................   11.3     11.8           11.4     10.8
Other income, net ................    0.3      0.4            0.3      0.5
                                    -----    -----          -----    -----

Income before income taxes .......   11.6     12.2           11.7     11.3

Provision for income taxes .......    4.2      4.6            4.3      4.2
                                    -----    -----          -----    -----

Net income .......................    7.4%     7.6%           7.4%     7.1%
                                    =====    =====          =====    =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Quarter and six months ended July 4, 1998 compared to the quarter and six months ended June 28, 1997

     Results of operations for the quarter reflect increases in: net sales of $588,000 or 11.8%; operating income of $40,000 or 6.8%; net income of $31,000 or 8.2%; and diluted net income per share was unchanged at $.22. Six months results of operations reflect increases in: net sales of $2,105,000 or 22.7%; operating income of $296,000 or 29.6%; net income of $180,000 or 27.4%; and diluted net income per share of $.08 or 21.1%.

     The net sales increase was partially attributable to delivering shipments against a larger firm order backlog than in comparable periods in 1997 and customers' order release dates that coincided with the Company's production and shipment schedules. In adddition, a customer service focus initiative caused a reduction of manufacturing cycle-time.

     Orders received for the second quarter of 1998 of $3,583,000 decreased $1,692,000 or 32.1% compared to that of the second quarter of 1997, and the backlog of firm unfilled orders at July 4, 1998 decreased $1,790,000 or 18.4% to $7,952,000 for the same end of quarter comparisons. Orders received for the first six months of 1998 were $9,560,000 and for comparable six months time periods decreased $1,212,000 or 11.3%. Compared to year-end 1997, backlog decreased $1,806,000 or 18.5%. The majority of this differential is attributable to delays in certain new satellite constellation programs, satellite manufacturers working down inventories, and the timing of certain non-satellite business. This trend in orders is not expected to be long-term. It is anticipated that for the remainder of 1998 many of the satellite programs that have been delayed may translate into orders.

     As a result of the increases in the quarter and six month net sales, cost of sales increased $431,000 or 16.6% for the quarter and $1,273,000 or 25.6% for six months. The primary reason for the increase was the effect of the increase in sales revenue on cost of sales. Cost of sales as a percentage of net sales increased 2.2% to 54.4% for the quarter and 1.3% to 55.0% for six months. These increases are due to a compensation increase to the hourly workforce which became effective mid-year 1997, and additional manufacturing personnel that were hired for the Costa Rica manufacturing facility to concentrate on improving delivery performance by reducing the number of late ship days in the backlog.

     Selling, general and administrative expenses decreased $10,000 or 0.6% for the quarter and increased $254,000 or 8.2% for six months, although these expenses when expressed as a percentage of net sales decreased 3.7% to 29.8% for the quarter and 4.0% to 29.5% for six months. Increases in selling costs were related to additional sales commissions due to the increase in sales revenue. The opening, support and staffing of a European sales office also added to higher selling costs. General and administrative expenses partially increased due to compensation costs related to the hiring of additional administrative and marketing personnel and higher compensation expense resulting from last year's mid-year merit increases to certain employees.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Research and development expenses for new products were $252,000 for the second quarter and $463,000 for the six months, increases of $127,000 or 102% and $281,000 or 154% compared to $125,000 and $182,000 reported for comparable 1997 periods. Research and development expenses in the prior year have been reclassified to conform to the current presentation.

     Net income increased $31,000 or 8.1% to $409,000 for the second quarter of 1998 compared to $378,000 reported in 1997. Diluted net income per share was $.22, on a 7.8% increase in the number of weighted average diluted common shares outstanding, compared to the per share amount of $.22 reported for the second quarter of the prior year. The diluted weighted average number of common shares outstanding increased by 133,000 shares or 7.8% for the second quarter, and increased by 129,000 shares or 7.5% for the first six months, compared to the second quarter and first six months of the prior year. These increases resulted from common stock issued during the second half of 1997 from the exercise of stock options, common stock issued in 1998 from the exercise of stock options and sale of stock from the treasury, and the increase in dilutive securities arising from higher average stock prices during the second quarter and the first six months of 1998.

Liquidity and Capital Resources

     The Company's financial condition remained strong throughout the first six months of 1998. The Company had liquid resources comprised of cash and cash equivalents (including investments in available-for-sale securities in 1997) totaling approximately $2,100,000 compared to approximately $2,400,000 in 1997. The Company's working capital was approximately $8,600,000 and its current ratio was 4.7 at the end of the first six months 1998 compared to $8,000,000 and 4.0, respectively, in 1997.

     The Company's operating activities generated cash flows of $1,129,000 in the first six months of 1998 compared to $948,000 in 1997. Primary reasons for the increase in operating cash flows in 1998 are higher first six months net income and a decrease in inventories of $1,076,000 which was partially offset by an increase in accounts receivable of $1,186,000 as a result of higher first six months 1998 net sales. The Company made net investments in property, plant and equipment of $1,583,000 in the first six months of 1998 compared to $911,000 in 1997.

     The Company paid cash dividends of $305,000 in 1997 at the quarterly rate of $.091 per share (previously $.10 per share, adjusted for the 10% stock dividend). The cash dividend was eliminated by a decision of the Board of Directors (the "Board") on August 28, 1997. The Board approved the declaration of a 10% stock dividend to stockholders of record on May 15, 1998 which was distributed and payments made for fractional shares made on June 5, 1998.

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

     The Company's capital expenditures for new projects and production equipment are anticipated to exceed its depreciation and amortization expenses in 1998. The Company has issued purchase order commitments to processing equipment manufacturing vendors for approximately $600,000 of capital equipment and building improvements. The Company anticipates that such equipment will be purchased and become operational and building improvements completed during the second half of 1998.

     The Company was authorized by the Board on November 1, 1996 to purchase up to 100,000 shares of its common stock, depending on market conditions, and has purchased 4,100 shares to date under such authorization. There have been no repurchases of common stock during 1997 or 1998.

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

Year 2000

     The Company recognizes the need to assure that its operations will not be adversely impacted by Year 2000 software failures. The impact on operations has been evaluated and plans have been formulated to ensure Year 2000 compliance before the end of 1998. Beginning in 1998, existing mission-critical software is being revised to process dates for 1999 and beyond without any disruption to the business. Software revisions are being performed by Company employees and the total estimated cost for achieving Year 2000 compliance has not been, and is not anticipated to be, material to the Company's financial position or results of operations.

Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which could require the Company to make additional disclosures in its financial statements no later than for the year ending January 2, 1999. SFAS 130 defines comprehensive income, which includes items in addition to those reported in the statement of operations, and requires disclosures about the components of comprehensive income. SFAS 131 requires disclosures for each segment of a business and the determination of segments based on a company's internal management structure. The Company's management believes that the provisions of SFAS 130 are not material to the disclosures made by the Company and a statement of comprehensive income has not been included in the consolidated financial statements. The Company's management is still evaluating whether SFAS 131 will require the Company to make any additional disclosures.

Forward-looking statements

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

PART II. OTHER INFORMATION


     Item 2. Changes in Securities and Use of Proceeds

     On May 4, 1998, the Company sold 20,000 shares of Common Stock from its treasury to Mr. Mason N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $12.75 per share (the approximate average closing price of the Company's Common Stock during the first quarter of 1998). In connection with the sale of these shares, the Company extended Mr. Carter a loan of $255,000 and amended a prior loan of $105,000 to Mr. Carter. A new promissory note for a total of $360,000, due May 4, 2003 was executed by Mr. Carter in favor of the Company and the loan is secured by a pledge of the 20,000 shares of Common Stock purchased by Mr. Carter with the proceeds of the loan. The sale of these shares of Common Stock was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under
Section 4(2) of the Act. See Note E of the notes to consolidated financial statements.


     Item 4. Submission of Matters to a Vote of Security Holders

         (a)  Date of Meeting: May 20, 1998 Annual Stockholders Meeting

         (b)  Election of six (6) Directors

                                                 Elected
                                      -------------------------------
                                           For              Withheld
                                      ------------         ----------
              Mason N. Carter           1,496,688            19,000
              Albert H. Cohen           1,491,522            24,166
              Joel H. Goldberg          1,492,372            23,316
              Frederick J. Gumm (*)     1,492,372            23,316
              Eugene W. Niemiec         1,496,181            19,507
              Arthur A. Oliner          1,496,181            19,507

                                          For        Against        Abstain
                                       --------      -------        -------
         (c)  Approve appointment of
              independent auditors     1,492,428     20,460          2,800

              Proposition was approved

         (*) Note: Mr. Frederick J. Gumm passed away in July 1998.

     ITEM 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits:

    Exhibit No.
    -----------

     10 (a) Amended and Restated Employment Agreement between the Company and Mason N. Carter dated as of January 1, 1998.*

     10  (b) Stock Purchase Agreement dated as of May 4, 1998 between the
             Company and Mason N. Carter.*

     10 (c) Amended and Restated Pledge Agreement dated as of May 4, 1998 between the Company and Mason N. Carter.*

     10  (d) Promissory Note dated as of May 4, 1998 executed by Mason N.
             Carter in favor of the Company.*

     10  (e) Registration Rights Agreement dated as of May 4, 1998 between the
             Company and Mason N. Carter.*

     11      Statement re: Computation of earnings per share.

     27      Financial Data Schedule for the Six Months Ended July 4, 1998.


    (b)      Reports on Form 8-K.

             A Current Report on Form 8-K was filed on April 20, 1998 reporting the Company's Amendment to its By-laws.

             A Current Report on Form 8-K was filed on May 5, 1998 reporting the Company's results of operations for the first quarter 1998, and the declaration of a 10% stock dividend.

             A Current Report on Form 8-K was filed on June 10, 1998 reporting the Company's introduction of its Multi-Mix[TM] Microtechnology.

             An Amended Current Report on Form 8-K/A was filed on June 11, 1998 correcting the press release which was attached as Exhibit 20 to the Current Report on Form 8-K filed on June 10, 1998.

             A Current Report on Form 8-K was filed on August 6, 1998 reporting the Company's results of operations for the second quarter and six months 1998.

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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: August 14, 1998            By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: August 14, 1998            By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer