Form 10QSB
period 1998-10-03
MERRIMAC INDUSTRIES INC
filed 1998-11-16
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the nine months ended October 3, 1998      Commission file No. 0-11201
                         ----------------                          -------

                           MERRIMAC INDUSTRIES, INC.
-----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


        New Jersey                                           22-1642321
-------------------------------                     -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)




41 Fairfield Place, West Caldwell, New Jersey                    07006
---------------------------------------------        -------------------------
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
Yes X No
   ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding at October 30, 1998
-----------------------------                  -------------------------------
Common Stock ($.50 par value)                             1,788,849

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                          ---------------------------
                                 (Unaudited)
                                                       October 3
                                                          1998
                                                      -----------
ASSETS
Current assets:
 Cash and cash equivalents...........................  $2,185,199
 Accounts receivable.................................   4,731,302
 Inventories:
   Finished goods....................................     512,438
   Work in process...................................   1,962,659
   Parts and raw materials...........................     866,644
                                                      -----------
      Total inventories..............................   3,341,741
 Other current assets................................     371,657
 Deferred tax assets.................................     885,200
                                                      -----------
        Total current assets.........................  11,515,099
Property, plant and equipment........................  15,657,553
   Less accumulated depreciation.....................  10,180,964
                                                      -----------
       Net property, plant and equipment.............   5,476,589
Deferred income taxes................................      65,000
Other assets.........................................      91,031
                                                      -----------
         Total Assets................................ $17,147,719
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................   $1,123,181
  Accrued liabilities...............................    1,133,133
  Income taxes payable..............................      244,982
                                                      -----------
       Total current liabilities....................    2,501,296
  Deferred compensation.............................      511,629
                                                      -----------
         Total liabilities..........................    3,012,925
                                                      -----------
  Stockholders' equity:
     Common stock, par value $.50 per share:
        Authorized: 5,000,000 shares
        Issued:     2,683,398 shares................    1,341,699
     Additional paid-in capital.....................   11,147,696
     Retained earnings..............................    9,693,952
     Translation adjustment.........................       (9,207)
                                                       ----------
                                                       22,174,140

     Less treasury stock, at cost: 894,549 shares...   (7,679,346)
     Less loan to officer-stockholder...............     (360,000)
                                                      -----------
          Total stockholders' equity................   14,134,794
                                                      -----------
Total Liabilities and Stockholders' Equity..........  $17,147,719
                                                      ===========

See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)


                                Thirteen Weeks Ended     Nine Months Ended
                               -----------------------   ----------------------
                               October 3  September 27  October 3  September 27
                                   1998       1997        1998        1997
                               ----------  ----------  -----------  -----------
Net sales .................... $5,120,946  $4,983,793  $16,487,212  $14,245,236
                               ----------  ----------  -----------  -----------
Cost and expenses:
  Cost of sales ..............  2,851,976   2,734,619    9,101,555    7,710,809
  Selling, general and
    administrative ...........  1,674,779   1,546,417    5,032,992    4,650,250
  Research and development....    282,264     162,015      745,665      344,233
                               ----------  ----------  -----------  -----------
                                4,809,019   4,443,051   14,880,212   12,705,292
                               ----------  ----------  -----------  -----------

Operating income .............    311,927     540,742    1,607,000    1,539,944
Interest and other
  income, net.................     36,876      23,273       66,191       70,917
                               ----------  ----------  -----------  -----------
Income before income taxes ...    348,803     564,015    1,673,191    1,610,861
Provision for income taxes ...    101,000     214,000      589,000      605,000
                               ----------  ----------  -----------  -----------
Net income ................... $  247,803   $ 350,015  $ 1,084,191  $ 1,005,861
                               ==========  ==========  ===========  ===========

Net income per
  common share-basic .........       $.14       $ .21         $.62        $ .60
Net income per
  common share-diluted .......       $.14       $ .19         $.59        $ .57

Cash dividend per share of
  common stock ...............       $ -         $.09         $ -          $.27
                                     ====        ====         ====        =====
Weighted average number of
  shares outstanding:
  Basic ......................  1,782,675   1,693,988    1,758,769    1,680,201
  Diluted ....................  1,805,997   1,807,449    1,831,076    1,767,878


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)


                                                           Nine Months Ended
                                                      -------------------------
                                                      October 3    September 27
                                                           1998         1997
                                                      ----------   ------------
Cash flows from operating activities:
  Net income .......................................  $1,084,191     $1,005,861
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization...................   702,704        682,345
      Deferred compensation ..........................   174,977        129,030
      Stock-based compensation expense ...............    87,400             -
      Changes in operating assets and liabilities:
        Accounts receivable...........................(1,665,013)    (1,576,446)
        Inventories................................... 1,166,828       (124,189)
        Other current assets..........................  (250,454)        41,025
        Deferred tax assets...........................    34,300             -
        Other assets..................................    22,745        (92,655)
        Accounts payable..............................   (18,598)       163,828
        Accrued liabilities...........................   (69,836)       487,681
        Income taxes payable..........................   199,155        263,827
        Deferred compensation.........................   (39,047)       (22,500)
                                                      ----------     ----------
Net cash provided by operating activities...........   1,429,352        957,807
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets.......................   (2,012,535)    (1,121,213)
  Proceeds from sales of capital assets............       12,775          2,257
  Purchases of available-for-sale securities.......           -        (138,442)
                                                      -----------    ----------
Net cash used in investing activities..............   (1,999,760)    (1,257,398)
                                                      -----------    ----------
Cash flows from financing activities:
  Proceeds from the issuance of common stock.......      341,891        467,444
  Payment of dividends.............................       (1,009)      (459,044)
                                                      -----------    ----------
Net cash provided by financing activities                340,882          8,400
                                                      -----------    ----------
Net decrease in cash and cash equivalents..........     (229,526)      (291,191)
Cash and cash equivalents at beginning of year.....    2,414,725      1,265,581
                                                      -----------    ----------
Cash and cash equivalents at end of period.........   $2,185,199     $  974,390
                                                      ===========    ==========

Supplemental disclosures of cash flows information:
  Cash paid during the period for:
    Income taxes...................................   $  390,000     $  395,000
                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  A.    Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of the management, necessary for a fair presentation of the financial position of the Company as of October 3, 1998 and its results of operations and cash flows for the periods presented.

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

     The new promissory note for a total of $360,000 is due May 4, 2003 and interest payments are due quarterly, calculated at a variable interest rate based on the prime rate of the Company's lending bank. Payment of the loan is secured by the pledge of the 33,000 shares of Common Stock that were purchased by Mr. Carter with the proceeds of the loan.

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





                                            Percentage of Net Sales
                                 -----------------------------------------------
                                   Third Quarter            Year-to-date
                                 ----------------------  -----------------------
                                  Thirteen Weeks Ended   Thirty-nine Weeks Ended
                                 ----------------------  -----------------------
                                 October 3 September 27  October 3 September 27
                                     1998     1997          1998     1997
                                 --------- ------------  --------- -------------

Net sales.........................  100.0%   100.0%         100.0%   100.0%
                                    -----    -----          -----    -----
Costs and expenses:
  Cost of sales...................   55.7     54.9           55.2     54.1
  Selling, general and
    administrative................   32.7     31.0           30.5     32.7
  Research and development .......    5.5      3.3            4.5      2.4
                                    -----    -----          -----    -----
                                     93.9     89.2           90.2     89.2
                                    -----    -----          -----    -----

Operating income .................    6.1     10.8            9.8     10.8
Other income, net ................    0.7      0.5            0.4      0.5
                                    -----    -----          -----    -----

Income before income taxes .......    6.8     11.3           10.2     11.3

Provision for income taxes .......    2.0      4.3            3.6      4.2
                                    -----    -----          -----    -----

Net income .......................    4.8%     7.0%           6.6%     7.1%
                                    =====    =====          =====    =====

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Quarter and nine months ended October 3, 1998 compared to the quarter and nine months ended September 27, 1997

     Results of operations for the quarter reflect an increase in net sales of $137,000 or 2.7% and decreases in: operating income of $229,000 or 42.3%; net income of $102,000 or 29.1%; and diluted net income per share of $.05 or 26.3%. Nine months results of operations reflect increases in: net sales of $2,242,000 or 15.7%; operating income of $67,000 or 4.4%; net income of $78,000 or 7.8%; and diluted net income per share of $.02 or 3.5%.

     The net sales increase was partially attributable to delivering shipments against a firm order backlog in accordance with customers' order release dates that coincided with the Company's production and shipment schedules. In addition, customer service focus and key account program initiatives caused a reduction of manufacturing cycle-time.

     Orders received for the third quarter of 1998 of $3,599,000 decreased $1,712,000 or 32.2% compared to that of the third quarter of 1997, and the backlog of firm unfilled orders at October 3, 1998 decreased $3,711,000 or 36.6% to $6,423,000 for the same end of quarter comparisons. Orders received for the first nine months of 1998 were $13,151,000, a decrease of $2,823,000 or 17.7% over the comparable period last year. Compared to year-end 1997, backlog decreased $3,335,000 or 34.2%.

     Major satellite and defense customers continued to defer purchases as a result of delays in certain programs. Management of the Company believes that many of the satellite constellation programs that have been delayed may resume and translate into orders during the remainder of 1998 and continue positively into 1999. Customer requests for design work are on the increase and are currently under development utilizing the Company's proprietary Multi-Mix(TM) Microtechnology. This technology provides greater per unit content and enables the Company's entry into new markets for increased order opportunities. While this trend in order delays is not expected to be long-term, an extended continuation in the delay of or reduction in new orders for Company products could have a material financial impact on future sales and earnings.

     As a result of the increases in the quarter and nine month net sales, cost of sales increased $117,000 or 4.3% for the quarter and $1,391,000 or 18.0% for nine months. The primary reason for the increase was the effect of the increase in sales revenue on cost of sales. Cost of sales as a percentage of net sales increased .8% to 55.7% for the quarter and 1.1% to 55.2% for nine months. These increases are due to compensation increases to hourly, certain salaried engineering and supervisory workforce, an increase in levels of overtime worked, and additional manufacturing personnel that were hired for the Costa Rica manufacturing facility to reduce direct labor hourly costs. Some of these costs were incurred in order to further efforts on improving delivery performance by reducing the number of late ship days in the backlog.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


     Selling, general and administrative expenses increased $128,000 or 8.3% for the quarter and increased $383,000 or 8.2% for nine months. As a percentage of net sales increased 1.7% to 32.7% for the quarter and decreased 2.1% to 30.5% for nine months. Increases in selling costs were attributed to additional sales commissions due to the increase in sales revenue. The opening, support and staffing of a European sales office also added to higher selling costs. General and administrative expenses partially increased due to compensation costs related to the hiring of additional administrative and marketing personnel and higher compensation expenses resulting from last year's mid-year merit increases to certain employees. Further increases in these expenses were related to market development research and associated new product launch costs.

     Research and development expenses for new products, primarily the recently introduced Multi-Mix(TM) Microtechnology, were $282,000 for the third quarter and $746,000 for the nine months, increases of $120,000 or 74% and $401,000 or 117% compared to $162,000 and $344,000 reported for comparable 1997 periods. Research and development expenses in the prior year have been reclassified to conform to the current presentation.

     Net income decreased $102,000 or 29.1% to $248,000 for the third quarter of 1998 compared to $350,000 reported in 1997. Diluted net income per share was $.14 for the third quarter of 1998, compared to the per share amount of $.19 reported for the third quarter of the prior year on a similar number of weighted average diluted common shares outstanding in both years. The diluted weighted average number of common shares outstanding increased by 63,000 shares or 3.6% for the first nine months compared to the first nine months of the prior year. The increase resulted from common stock issued during the second half of 1997 and first half of 1998 from the exercise of stock options and the sale of common stock from its treasury.

     Because of the current weakness in orders, the Company is preparing to layoff approximately 15% of its workforce and to offer early retirement packages to certain employees during the fourth quarter of 1998. The Company plans to report a restructuring charge in the fourth quarter of 1998 of approximately $200,000 before taxes for the reduction in workforce and voluntary early retirements. The saving in costs for future fiscal years from this restructuring should approximate at least $800,000 annually, depending upon the number of employees accepting early retirement. The Company further estimates that sales will decline for the fourth quarter 1998, as a result of the decline in backlog for the previous quarters, and it expects to report an operating loss before the restructuring charge.

Liquidity and Capital Resources

     The Company's financial condition remained strong throughout the first nine months of 1998. The Company had liquid resources comprised of cash and cash equivalents (including investments in available-for-sale securities in 1997) totaling approximately $2,200,000 compared to approximately $2,300,000 in 1997. The Company's working capital was approximately $9,000,000 and its current ratio was 4.6 at the end of the first nine months 1998 compared to $8,600,000 and 4.3, respectively, in 1997.

     The Company's operating activities generated cash flows of $1,429,000 in the first nine months of 1998 compared to $958,000 in 1997. Primary reasons for the increase in operating cash flows in 1998 are higher net income and a decrease in inventories of $1,167,000 which was partially offset by an increase in accounts receivable of $1,665,000 as a result of higher first nine months 1998 net sales. The Company made net investments in property, plant and equipment of $2,000,000 in the first nine months of 1998 compared to $1,119,000 in 1997. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources (continued)

     The Company paid cash dividends of $459,000 in 1997 at the quarterly rate of $.091 per share (previously $.10 per share, adjusted for the 10% stock dividend). The Board of Directors (the "Board") decided to eliminate cash dividends on August 28, 1997. The Board approved the declaration of a 10% stock dividend to stockholders of record on May 15, 1998 which was distributed on June 5, 1998 along with payments made for fractional shares.

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

     The Company's manufacturing subsidiary in Costa Rica began operations in the second half of 1996. In January 1998, the subsidiary moved to a larger
17,000   square-foot   facility   and  during  1998  has  obtained  ISO  9002
certification.

     The Company's capital expenditures for new projects and production equipment are anticipated to exceed its depreciation and amortization expenses in 1998. The Company has issued purchase order commitments to processing equipment manufacturing vendors for approximately $700,000 of capital equipment and building improvements. The Company anticipates that such equipment will be purchased and become operational and building improvements completed during the remainder of 1998.

     The Company was authorized by the Board on November 1, 1996 to purchase up to 100,000 shares of its common stock, depending on market conditions, and has purchased approximately 4,100 shares to date under such authorization. There have been no repurchases of common stock during 1997 or 1998.

     Periodically, the Company explores the possibility of acquiring similar manufacturers of electronic devices or companies in related fields. Management believes that any such acquisitions and business operation expansion could be financed through its liquid and capital resources currently available as previously discussed and/or through additional borrowing or issuance of equity or debt securities. The additional debt from any acquisitions, if consummated, would increase the Company's debt-to-equity ratio and such debt or equity securities might, at least in the near term, have a dilutive effect on net income per share.

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

    Information Technology Systems

     Without remediation certain of our internally developed order processing and manufacturing support applications will not be capable of processing dates beyond December 31, 1999 properly. The Company is currently in the process of correcting the programs, and all business order processing and manufacturing support operations applications should properly process dates beyond December 31, 1999 after program remediation is completed. The Company does not have any third-party software applications that are date dependent. The Company's desktop computers and internal local area network have been checked for Year 2000 problems and none have been found. All programs purchased from third parties are believed to be Year 2000 compliant based on certification received from the vendors.

    Non- Information Technology Systems

     Internal systems used in our manufacturing processes are not date dependent. Other support systems, such as security and HVAC, have been checked and will not be adversely affected by dates beyond December 31, 1999. All of the Company's suppliers have been contacted concerning their Year 2000 readiness and the Company will be evaluating their responses regarding their Year 2000 compliance.

    Costs to Company to Address Year 2000 Issues

     To date, the Company has expended approximately $50,000 (exclusive of internal personnel compensation costs) to perform the program remediation to non- compliant programs and for training and other consulting services. The Company estimates remaining costs to project completion to be approximately $100,000. No other information technology projects have been deferred as a result of the Year 2000 project as it was scheduled as part of the Company's strategic business plan.

    Risks of the Company to Year 2000 Issues

     The Company believes that the risks of the Year 2000 problem are moderately low because its products are not date dependent and its internal software applications should be Year 2000 compliant by December 31, 1998. The Company will be evaluating the Year 2000 readiness of its key suppliers throughout 1999 and will find alternate sources for those suppliers that are not Year 2000 compliant. The potential impact and related costs resulting from the Company's failure to find alternate suppliers has not been determined. In addition, the Company's customers are evaluating their own Year 2000 readiness and have circulated questionnaires regarding the Company's level of compliance. The Company will continue to update its customer's with respect to Year 2000 readiness and will also monitor the progress of its customers in order to assess the attendant risks of inadequate Year 2000 compliance.

    Contingency Plans

     Currently, the Company does not have a contingency plan, since its products are not date dependent. In addition, the Company's software remediation program is on schedule, within its established budget and is approximately three months from completion of its Year 2000 plans.

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

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.

  10 Stockholder's  Agreement  between  the  Company and
     Charles F. Huber II dated as of October 30, 1998.

  11 Statement re: Computation of earnings per share.

  27 Financial Data Schedule for the Nine Months Ended October 3, 1998.


(b)  Reports on Form 8-K.

     A Current Report on Form 8-K was filed on August 6, 1998 reporting the Company's results of operations for the second quarter and six months 1998.

     A Current Report on Form 8-K was filed on November 13, 1998 reporting the Company's results of operations for the third quarter and nine months 1998.

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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: November 16, 1998          By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: November 16, 1998          By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer