Form 10KSB
period 1999-01-02
MERRIMAC INDUSTRIES INC
filed 1999-04-01
CIK 706864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 1999

Commission file number 0-11201

                            Merrimac Industries, Inc.
      -------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

                New Jersey                              22-1642321
      --------------------------------     ------------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

      41 Fairfield Place, West Caldwell, New Jersey              07006
      ---------------------------------------------      ----------------------
        (Address of principal executive offices)               (Zip code)

Registrant's telephone number including area code 973-575-1300

Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class             Name of each Exchange on which registered
      -------------------             -----------------------------------------
          Common Stock                         American Stock Exchange
   Common Stock Purchase Rights                American Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act: None

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.(X)

     State registrant's revenues for its most recent fiscal year: $20,101,835.

     The aggregate market value of voting stock held by non-affiliates based upon the average price of such stock as quoted on the American Stock Exchange for March 26, 1999 was $8,773,332 of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.

     Registrant's  Common  Stock  outstanding  at March 26,  1999 was  1,735,464 shares.

                 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Shareholders for Fiscal Year ended January 2, 1999 are incorporated into Parts I and II on Form 10-KSB.

     Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated into Part III on Form 10-KSB.

Exhibit index on page 12.

                                     PART I

     Merrimac Industries, Inc., originally known as Merrimac Research and Development, was incorporated in 1954 under the laws of the State of New York, to design and produce unique microwave and radio frequency components previously unavailable to the industry. Merrimac Industries, Inc. was reincorporated in New Jersey in 1994 and is hereinafter referred to as "Merrimac" or the "Company.

ITEM 1.  DESCRIPTION OF BUSINESS.

Cautionary Statement
--------------------

     This Annual Report on Form 10-KSB contains statements relating to future results of Merrimac (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: general economic and industry conditions; slower than anticipated penetration into the satellite communications, defense and wireless markets; the risk that the benefits expected from the acquisition of Filtran Microcircuits Inc. are not realized; competitive products and pricing pressures; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in Merrimac's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and Merrimac undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

General
-------

     Merrimac is a leader in passive RF and microwave components for industry, government and science. Merrimac components are today found in applications as diverse as satellites, military and commercial aircraft, cellular radio systems, magnetic resonance medical diagnostic instruments, personal communications systems (PCS) and wireless internet connectivity.

     Merrimac has become a versatile technologically-oriented company specializing in miniature radio frequency lumped-element components, integrated networks, microstrip and stripline microwave components, subsystems and ferrite attenuators. Of special significance has been the combination of two or more of these technologies into single components to achieve superior performance and reliability while minimizing package size and weight.

     In 1998, Merrimac introduced Multi-Mix(TM) Microtechnology, a new innovative process for microwave, multilayer integrated circuits and micro-multifunction modules (MMFM(TM)) and subsystems. This process is based on fluoropolymer composite substrates, which are bonded together into a multilayer structure using a fusion bonding process. The fusion process provides a homogeneous dielectric medium for superior electrical performance at microwave frequencies.

     The Company's patent pending 3-Dimensional Multi-Mix designs consist of stacked circuit layers which will permit the manufacture of components and subsystems a fraction of the size and weight of conventional microstrip and stripline products.

     The Company manufactures and sells approximately 1,500 components and subsystems used in signal processing systems (the extraction of useable information from radio signals) in the frequency spectrum of D.C. to 65 GHz. The Company's products are designed to process signals having wide bandwidths and are of relatively small size and lightweight. When integrated into subsystems, advantages of lower cost and smaller size are realized due to the reduced number of connectors, cases and headers. The Company's components range in price from $20 to $10,000 and its subsystems range from $500 to more than $100,000.

     The Company has traditionally developed and offered for sale products built to specific customer needs, as well as, standard catalog items. Approximately 30% of 1998 revenues were derived from initial orders for products custom designed for specific customer applications, 49% from repeat orders for such products and 21% from catalog sales.

     Prior to 1997, the Company distributed a product catalog that was updated and re-printed approximately every two years. Now the Company maintains a current electronic catalog on its internet website. The Merrimac catalog includes hundreds of standard components, and provides a well-balanced, in-depth selection of passive signal processing components. These components often form the platform-basis for customization of designs in which the size, package, finish, electrical parameters, environmental performance, reliability and other features are tailored for a specific customer application.

     The Company's strategy is to be a reliable supplier of high quality, technically innovative signal processing products. The Company coordinates its marketing, research and development, and manufacturing operations to develop new products and expand its markets. The Company's marketing and development activities focus on identifying and producing prototypes for new military and commercial programs and applications in aerospace, navigational systems, telecommunications and cellular analog and digital (PCS) telecommunications electronics. The Company's research and development efforts are targeted towards providing customers with more complex, reliable, and compact products at lower costs.

     Today, the major aerospace companies purchase from Merrimac components and subsystems that include many complex I&Q networks, quadraphase modulators and antenna beamformers. Merrimac design engineers work to develop solutions to customer requirements that are unique or require special performance. Merrimac is committed to continuously enhancing its leading position in high-performance electronic signal processing components for communications, defense and aerospace applications.

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

     For a discussion of financial information about the nature of business, foreign and domestic operations and export sales, reference is made to Note 10 to Consolidated Financial Statements in the Company's Annual Report to
Shareholders for the Fiscal Year Ended January 2, 1999, which note is incorporated herein by reference.

Products
--------

     The Company's major product categories are: (1) power dividers/combiners that equally divide input signals or combine coherent signals for nearly lossless power combinations; (2) I&Q networks (a subassembly of circuits which allows two information signals (incident and quadrature) to be carried on a single radio signal for use in digital communication and navigational positioning); (3) directional couplers that allow for signal sampling along transmission lines; (4) phase shifters that accurately and repeatedly alter a signal's phase transmission to achieve desired signal processing or demodulation; (5) hybrid junctions that serve to split input signals into two output signals with 0 degree phase difference or 180 degrees out of phase with respect to each other; (6) balanced mixers that convert input frequencies to another frequency; (7) variable attenuators that serve to control or reduce power flow without distortion; (8) beamformers that permit an antenna to electronically track or transmit a signal; (9) quadrature couplers that serve to split input signals into two output signals 90 degrees out of phase with respect to each other or combine equal amplitude quadrature signals; and (10) solid-state switches that control signal routing. The Company's other product categories include single side band modulators, image reject mixers, vector modulators and a wide variety of specialized integrated assemblies. In the last fiscal year, no one product accounted for more than ten percent of total net sales.

     Approximately 55% of the Company's sales in 1998 were derived from the sales of products for use in high-reliability aerospace, satellite, and missile applications. These products are designed to withstand severe environments without failure or maintenance over prolonged periods of time (from 5 to 20 years). The Company provides facilities dedicated to the design, development, manufacture, and testing of these products along with special program management and documentation personnel. The Company offers products in most of its major categories for high-reliability applications.

     The Company's products are also used in a broad range of other defense and commercial applications, including radar, navigation, missiles, satellites, electronic warfare and counter-measures, cellular analog and digital (PCS) telecommunications electronics and communications equipment. The Company's products are also utilized in systems to receive and distribute television signals from satellites and through other microwave networks including cellular radio.

Marketing
---------

     The Company markets its products in the United States and Canada directly to customers through a marketing staff comprised of 11 employees and through 15 independent domestic sales organizations. The Company's marketing program focuses on identifying new programs and applications for which the Company can develop prototypes leading to volume production orders.

     The Company utilizes approximately 19 independent sales organizations to market its products elsewhere in the world. Sales to foreign customers amounted to: $5,114,000 (25.4% of sales) in fiscal 1998; $5,731,000 (30.7 % of sales) in fiscal 1997; and $4,390,000 (31.0% of sales) in fiscal 1996.

     The Company's customers are primarily major industrial corporations that integrate the Company's products into a wide variety of defense and commercial systems. The Company's customers include Raytheon, Boeing, Northrop Grumman, Lockheed Martin, Harris Corp., Litton Industries, Hughes Aircraft, TRW, Southwest Research and Motorola. Sales to any one foreign geographic area did not exceed 10% of net sales for 1998, 1997 or 1996. Sales to Hughes Aircraft in 1998 were 10.9% of net sales and sales to Lockheed Martin in 1998, 1997 and 1996 amounted to 10.0%, 13.4% and 10.8% of net sales, respectively.

     The Company has a uniform resource locator ("URL") internet address (www.merrimacind.com) and has established a commercial presence on the World Wide Web. The Company's product catalog is available on the Merrimac website.

Research and Development
------------------------

     During fiscal 1998, 1997 and 1996, research and development expenditures amounted to $1,053,000, $556,000 and $246,000, respectively. The Company plans to commit development funds at the same level in 1999 as in 1998 and will focus its efforts on new product development for specific customer applications requiring integration of circuitry and further miniaturization, precision and volume applications.

     The Company's research and development activities include the development of prototypes for new programs and applications and the implementation of new technologies to enhance the Company's competitive position. Projects focusing on surface mounted devices (SMD), multi-layer, and micro-electronic assemblies are directed toward development of more circuitry in smaller, lower cost, and more reliable packaging that is easier for customers to integrate into their products. The Company continues to expand its use of computer aided design and manufacturing (CAD/CAM) in order to reduce design and manufacturing costs as well as development time.

Backlog
-------

     The Company manufactures specialized components and subsystems pursuant to firm orders from customers and standard components for inventory. At January 2, 1999, the Company had a firm backlog of orders of approximately $6,168,000. The Company estimates that approximately 90% of the orders in its backlog as of January 2, 1999 will be shipped within one year. The Company does not consider its business to be seasonal.

Acquisition of Filtran Microcircuits Inc.
-----------------------------------------

     In February 1999, the Company acquired Filtran Microcircuits Inc. ("FMI") of Ottawa, Ontario, Canada for approximately $4.7 million, including the assumption of approximately $500,000 of indebtedness. FMI, which had annual sales of approximately $3.2 million for its fiscal year ended November 30, 1998, is a leading manufacturer of microwave micro circuitry and will continue to be operated as a stand-alone subsidiary. FMI produces technically intricate microstrip, bonded stripline and thick metal-backed Teflon (PTFE) circuits for satellite, aerospace, telecommunications, automotive adaptive cruise control, navigation and defense applications worldwide. As a result of the acquisition of FMI, the Company will be able to incorporate FMI's competency in fine line etching into Multi-Mix(TM) Microtechnology and anticipates that FMI will help accelerate the Company's penetration into the satellite communications, defense and wireless markets. Approximately 40% of FMI's business is derived from wireless applications, which segment has grown at a rate in excess of 30% per year for the past three years.

Competition
-----------

     The Company encounters competition in all aspects of its business. The Company competes both domestically and internationally in the military and commercial markets and specifically within the aerospace and telecommunications areas. The Company's competitors consist of entities of all sizes. Occasionally, smaller companies offer lower prices due to lower overhead expenses, and generally, larger companies have greater financial and operating resources than the Company and well-recognized brand names. The Company competes with all such corporations on a basis of technological performance, quality, reliability and dependability in meeting shipping schedules as well as on the basis of price. The Company believes that the Merrimac performance with respect to the above factors have served well in earning the respect and loyalty of many customers in the industry. These factors have enabled the Company over the years to successfully maintain a stable customer base and have directly contributed to the Company's ability to attract new customers.

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

     During 1998, the Company continued to implement programs to improve the efficiency of manufacturing operations and reduce costs. The Company continues to establish more stringent procedures and documentation standards to provide for the prompt transfer of the production of prototype products from engineering to manufacturing. To enhance the structure and quality of these functions, ISO 9001 certification is being sought for the Company. The Company's manufacturing subsidiary located in Costa Rica has recently obtained ISO 9002 certification. Documentation improvements are being implemented which will also strengthen the Company's position as a world class quality supplier upon completion of these process improvements.

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

Employee Relations
------------------

     As of January 2, 1999, the Company employed approximately 160 full time persons, of which 30 are employed at the Company's Costa Rica facility. As a result of the Company's acquisition of FMI in February 1999, the Company added approximately 60 employees to its employee base. None of the Company's employees are represented by a labor organization. The Company has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are satisfactory.

Patents
-------

     The Company owns 17 patents with respect to certain inventions it developed. Although it has from time to time filed patent applications in connection with the inventions which it believes are patentable, the Company does not believe that patents or other similar intangible rights afford significant protection from competitors or are material to its business.


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

     In December 1997, the Company entered into a new five-year lease for a 17,000 square-foot manufacturing facility in Costa Rica. The previous lease was for a 3,000 square-foot facility.

     In February 1999, the Company assumed a seven-year lease on a 20,000 square-foot manufacturing facility in Ottawa, Ontario, Canada in connection with the Company's acquisition of FMI.

     The Company does not make any investments in real estate other than in connection with its operations.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a party to lawsuits, both as a plaintiff and a defendant, arising in the normal course of business. It is the opinion of Management that the disposition of these various lawsuits will not individually or in the aggregate have a material adverse effect on the consolidated financial position or the results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock has been listed and traded on The American Stock Exchange since July 11, 1988 under the symbol MRM. On March 26, 1999 the Company had approximately 200 holders of record. The Company believes there are approximately 1,300 additional holders in "street name" through broker nominees.

     Reference is made to the table captioned "Quarterly Common Stock Data" of the Company's Annual Report to Shareholders for the fiscal year ended January 2, 1999 filed as Exhibit 13 hereto (the "Annual Report"), which is incorporated herein by reference, for information with respect to the high and low bid prices of the Company's Common Stock during the Company's past two fiscal years.

     Reference is made to Note 8 to the Consolidated Financial Statements in the Annual Report to Shareholders, which note is incorporated herein by reference for information with respect to payment of cash dividends in 1998, 1997 and 1996.

     On May 4, 1998, the Company sold 20,000 (22,000 after giving effect to the Company's 10% stock dividend) shares of Common Stock from its treasury to Mason
N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $12.75 per share (the approximate average closing price of the Company's Common Stock during the first quarter of 1998). The Company extended Mr. Carter a loan of $255,000 in connection with the purchase of these shares and amended a prior loan to Mr. Carter of $105,000. A new promissory note for a total of $360,000, due May 4, 2003, was executed by Mr. Carter in favor of the Company. Payment of the loan is secured by a pledge of the 33,000 shares of Common Stock purchased by Mr. Carter with the proceeds of the loans. The sale of these shares of Common Stock was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under
Section 4(2) of Act.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report, which information is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS.

     Reference is made to pages 9 through 24 of the Company's Annual Report, which pages are incorporated herein by reference with respect to the Company's financial position as of January 2, 1999 and January 3, 1998 and the results of operations and cash flows for the years ended January 2, 1999, January 3, 1998 and December 28, 1996 and the report of Arthur Andersen LLP and the report of
J. H. Cohn LLP included herein as follows:

                                                                    Page in
                                                      FORM       Annual Report
                                                     10-KSB     to Shareholders
                                                     ------     ---------------
Consolidated Balance Sheets at January 2, 1999
     and  January 3, 1998...........................                  12

For the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996:

         Consolidated Statements of Income..........                  11
         Consolidated Statements of Shareholders'
          Equity....................................                  13
         Consolidated Statements of Cash Flows......                  14

Notes to Consolidated Financial Statements..........               15-23

Reports of Independent Public Accountants........... 16-17


8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              Not applicable.

                                    PART III

     Pursuant to General Instruction E3. to Form 10-KSB, portions of information required by items 9-12 and indicated below are hereby incorporated by reference to the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement") which the Company will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Information under the caption "ELECTION OF DIRECTORS" contained in the Proxy Statement with respect to Board of Directors is incorporated herein by reference.

     The following is a list of the Company's executive officers, their ages and their positions as of January 2, 1999. Generally each executive officer is elected for a term of one year at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name                       Age                               Position
-------------------       -----                   ----------------------------
Mason N. Carter            52                     Chairman, President and
                                                  Chief Executive Officer

Robert V. Condon           52                     Vice President, Finance,
                                                  Treasurer, Secretary and
                                                  Chief Financial Officer

Richard E. Dec             55                     Vice President, Marketing

Brian R. Dornan            50                     Vice President,
                                                  Research and Development

Reynold K. Green           40                     Vice President, Sales

James J. Logothetis        38                     Vice President, Advanced
                                                  Technology
Family Relationships.

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

     Mr. Dornan has been Vice President, Research and Development of the Company since February 1998 and was Group Vice President of Technology and Engineering of the Company from October 1996 to February 1998. He had been Group Vice President of Manufacturing from 1986 to October 1996.

     Mr. Green, effective March 1997, was appointed Vice President, Sales and from April 1996 to March 1997 he was Vice President of Manufacturing. He was a member of the Board of Directors from April 1996 to May 1997, and did not seek re-election to the Board. Prior to April 1996, Mr. Green held positions of Director of Manufacturing, National Sales Manager and Director of Quality Control and High-Reliability Services at Merrimac.

     Mr. Logothetis was appointed Vice President, Advanced Technology in May 1998 after rejoining the Company in January 1997 to serve as Director, Advanced Technology. Prior to rejoining the Company, he served as a director for Electromagnetic Technologies, Inc. in 1995 and became Vice President of Microwave Engineering at such corporation in 1996. From 1984 to 1994, Mr. Logothetis held various engineering positions at the Company, including Group Manager of IF Engineering.

     Information  under  the  caption  "SECTION  16  (a)  BENEFICIAL   OWNERSHIP
REPORTING COMPLIANCE" contained in the Proxy Statement relating to compliance with Section 16 of the Exchange Act is incorporated herein by reference.

     ITEM 10. EXECUTIVE COMPENSATION.

     See the information under the caption "EXECUTIVE COMPENSATION" contained in the Proxy Statement, which information is incorporated herein by reference.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     See the information in the table and the notes thereto under the caption "SHARE OWNERSHIP OF DIRECTORS, EXECUTIVE OFFICERS AND CERTAIN SHAREHOLDERS" contained in the Proxy Statement, which information is incorporated herein by reference.

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     See the information in the subheading "Certain relationships and related transactions" under the caption "EXECUTIVE COMPENSATION" contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

      Exhibit No.
      -----------

         3(a)(1)      By-laws of the Company, as amended.

         3(a)(2)      Amendment to By-laws of the Company adopted March 5, 1999.

         3(b) Certificate of Incorporation of the Company is hereby incorporated by reference to Exhibit B of the Company's Proxy Statement dated March 18, 1994.

         4(a) Shareholder Rights Agreement dated as of March 9, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 9, 1999.

         10(a) Stock Purchase Agreement dated as of December 15, 1998 among the Company, Filtran Microcircuits Inc. ("FMI") and the shareholders of FMI and others party thereto.

         10(b) Profit Sharing Plan of the Company is hereby incorporated by reference to Exhibit 10(n) to the Company's Registration Statement on Form S0-1 (No. 2-79455).*

         10(c) 1983 Key Employees Stock Option Plan of the Company effective March 21, 1983 is hereby incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K dated March 31, 1983.*

         10(d)        1993 Stock Option Plan of the Company effective
                      March 31, 1993 is hereby incorporated by reference to
                      Exhibit 4(c) to the Company's Registration Statement on Form S-8 (No. 33-68862) dated September 14, 1993.*

         10(e) 1997 Long-Term Incentive Plan of the Company is hereby incorporated by reference to Exhibit (a) to the Company's Proxy Statement dated May 12, 1997.*

         10(f) Resolutions of the Stock Option Committee of the Board of Directors of the Company, adopted June 3, 1998, amending the 1983 Key Employees Stock Option Plan of the Company, the 1993 Stock Option Plan of the Company and the 1997 Long-Term Incentive Plan of the Company and adjusting outstanding awards thereunder to give effect to the Company's 10% stock dividend paid June 5, 1998.*

         10(g)(1) 1995 Stock Purchase Plan of the Company is hereby incorporated by reference to Exhibit A of the Proxy Statement of the Company dated March 17, 1995.*

         10(g)(2) Resolutions of the Stock Purchase Plan Committee of the Board of Directors of the Company, adopted June 3, 1998, amending the 1995 Stock Purchase Plan of the Company and adjusting outstanding awards thereunder to give effect to the Company's 10% stock dividend paid June 5, 1998.*

         10(h)(1) 1996 Stock Option Plan for Non-Employee Directors of the Company is hereby incorporated by reference to
                      Exhibit 10(d) to the Company's Annual Report on
                      Form 10-KSB dated March 24, 1997.*

         10(h)(2) Resolutions of the Board of Directors of the Company, adopted June 3, 1998, amending the 1996 Stock Option Plan for Non-Employee Directors of the Company and adjusting outstanding awards thereunder to give effect to the Company's 10% stock dividend paid
                      June 5, 1998.*

         10(i) Amended and Restated Employment Agreement dated as of January 1, 1998 between the Company and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-QSB dated August 14, 1998.*

         10(j) Stock Purchase Agreement dated as of May 4, 1998 between the Company and Mason N. Carter is hereby incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-QSB dated August 14, 1998.*

         10(k) Amended and Restated Pledge Agreement dated as of May 4, 1998 between the Company and Mason N. Carter is hereby incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on
                      Form 10-QSB dated August 14, 1998.*

         10(l) Amended Promissory Note dated as of May 4, 1998 executed by Mason N. Carter in favor of the Company.*

         10(m) Registration Rights Agreement dated as of May 4, 1998 between the Company and Mason N. Carter is hereby incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-QSB dated August 14, 1998.*

         10(n)(1) Form of Severance Agreement entered into with certain officers of the Company is hereby incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-KSB dated March 30, 1998.*

         10(n)(2) Schedule of officers with substantially identical agreements to the form filed as Exhibit 10(n)(1) hereto is hereby incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-KSB dated March 30, 1998.*

         10(o) Consulting Agreement dated as of January 1, 1998 between the Company and Arthur A. Oliner is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB dated May 14, 1998.*

         10(p) Separation Agreement dated as of December 31, 1998 between the Company and Eugene W. Niemiec.*

         10(q) Stockholder's Agreement dated as of October 30, 1998 between the Company and Charles F. Huber, II is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB dated November 16, 1998.

         10(r) Separation Agreement dated as of December 16, 1998 between the Company and Jacob Lin.*

         13           Annual Report to Stockholders for Fiscal Year Ended
                      January 2, 1999.

         21           Subsidiaries of the Company.

         23(a)        Consent of Arthur Andersen LLP.

         23(b)        Consent of J.H. Cohn LLP.

         27           Financial Data Schedule for Fiscal Year Ended
                      January 2, 1999.

     *Indicates that exhibit is a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

                A Current Report on Form 8-K was filed on November 13, 1998 reporting the Company's results of operations for the third quarter and nine months 1998. (Items 5 and 7)

                A Current Report on Form 8-K was filed on December 16, 1998 announcing that the Company had entered into a stock purchase agreement to acquire Filtran Microcircuits, Inc. (Items 5 and 7)

                A Current Report on Form 8-K was filed on December 31, 1998 announcing that the Company had accepted the early retirement of Eugene W. Niemiec, the Vice Chairman and Chief Technology Officer of the Company. (Items 5 and 7)

                A Current Report on Form 8-K was filed on March 1, 1999 announcing that the Company had completed its acquisition of Filtran Microcircuits, Inc. (Items 5 and 7)

                A Current Report on Form 8-K was filed on March 9, 1999 announcing that the Company's Board of Directors had adopted a Shareholder Rights Plan. (Items 5 and 7)

                A Current Report on Form 8-K was filed on March 18, 1999 reporting the Company's results of operations for the fourth quarter and 1998 fiscal year. (Items 5 and 7)

SIGNATURES


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


                                              MERRIMAC INDUSTRIES, INC.
                                              -------------------------
                                                    (Registrant)


  Date: March 30, 1999                    By: /s/ Mason N. Carter
                                              ---------------------------
                                              Mason N. Carter
                                              Chairman, President and
                                              Chief Executive officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                       Date           Title
  -------------------------            -------          --------

   /s/ Mason N. Carter                 3-30-99          Director
  -------------------------            -------          --------
      (Mason N. Carter)

   /s/ Albert H. Cohen                 3-30-99          Director
  -------------------------            -------          --------
      (Albert H. Cohen)

   /s/ Edward H. Cohen                 3-30-99          Director
  -------------------------            -------          --------
      (Edward H. Cohen)

   /s/ Joel H. Goldberg                3-30-99          Director
  -------------------------            -------          --------
      (Joel H. Goldberg)

   /s/ Eugene W. Niemiec               3-30-99          Director
  -------------------------            -------          --------
      (Eugene W. Niemiec)

   /s/ Arthur A Oliner                 3-30-99          Director
  -------------------------            -------          --------
      (Arthur A.Oliner)

  /s/  Robert V. Condon                3-30-99          Vice President, Finance,
  -------------------------            -------          ------------------------
      (Robert V. Condon)                                Treasurer, Secretary and
                                                        ------------------------
                                                        Chief Financial Officer
                                                        ------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Merrimac Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Merrimac Industries, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merrimac Industries, Inc. and subsidiaries as of January 2, 1999 and January 3, 1998 and their results of operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                       /s/ ARTHUR ANDERSEN LLP
                                                       -----------------------
                                                           ARTHUR ANDERSEN LLP





Roseland, New Jersey
February 27, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Merrimac Industries, Inc.

     We  have  audited  the  accompanying  consolidated  statements  of  income,
stockholders'   equity  and  cash  flows  of  Merrimac   Industries,   Inc.  and
Subsidiaries for the year then ended December 28, 1996 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Merrimac Industries, Inc. and Subsidiaries for the year then ended December 28, 1996, in conformity with generally accepted accounting principles.




                                                         /s/ J. H. COHN LLP
                                                         ------------------
                                                             J. H. COHN LLP
Roseland, New Jersey
February 18, 1997

                                 EXHIBIT INDEX                     Sequentially
              Exhibit                                              Numbered Page


         3(a)(1)    By-laws of the Company, as amended.

         3(a)(2)    Amendment to By-laws of the Company adopted March 5, 1999.

         3(b) Certificate of Incorporation of the Company is hereby incorporated by reference to Exhibit B of the Company's Proxy Statement dated March 18, 1994.

         4(a) Shareholder Rights Agreement dated as of March 9, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 9, 1999.

         10(a) Stock Purchase Agreement dated as of December 15, 1998 among the Company, Filtran Microcircuits Inc. ("FMI") and the shareholders of FMI and others party thereto.

         10(b) Profit Sharing Plan of the Company is hereby incorporated by reference to Exhibit 10(n) to the Company's Registration Statement on Form SO-1 (No. 2-79455).*

         10(c) 1983 Key Employees Stock Option Plan of the Company effective March 21, 1983 is hereby incorporated by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K dated March 31, 1983.*

         10(d)      1993 Stock Option Plan of the Company effective
                    March 31, 1993 is hereby incorporated by reference to
                    Exhibit 4(c) to the Company's Registration Statement on Form S-8 (No. 33-68862) dated September 14, 1993.*

         10(e) 1997 Long-Term Incentive Plan of the Company is hereby incorporated by reference to Exhibit (a) to the Company's Proxy Statement dated May 12, 1997.*

         10(f) Resolutions of the Stock Option Committee of the Board of Directors of the Company, adopted June 3, 1998, amending the 1983 Key Employees Stock Option Plan of the Company, the 1993 Stock Option Plan of the Company and the 1997 Long-Term Incentive Plan of the Company and adjusting outstanding awards thereunder to give effect to the Company's 10% stock dividend paid June 5, 1998.*

         10(g)(1) 1995 Stock Purchase Plan of the Company is hereby incorporated by reference to Exhibit A of the Proxy Statement of the Company dated March 17, 1995.*

         10(g)(2) Resolutions of the Stock Purchase Plan Committee of the Board of Directors of the Company, adopted June 3, 1998, amending the 1995 Stock Purchase Plan of the Company and adjusting outstanding awards thereunder to give effect to the Company's 10% stock dividend paid June 5, 1998.*

         10(h)(1) 1996 Stock Option Plan for Non-Employee Directors of the Company is hereby incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-KSB dated
                    March 24, 1997.*

         10(h)(2) Resolutions of the Board of Directors of the Company, adopted June 3, 1998, amending the 1996 Stock Option Plan for Non-Employee Directors of the Company and adjusting outstanding awards thereunder to give effect to the Company's 10% stock dividend paid June 5, 1998.*

         10(i) Amended and Restated Employment Agreement dated as of January 1, 1998 between the Company and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-QSB dated
                    August 14, 1998.*

                                 EXHIBIT INDEX
                                                                   Sequentially
              Exhibit                                              Numbered Page


         10(j) Stock Purchase Agreement dated as of May 4, 1998 between the Company and Mason N. Carter is hereby incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-QSB dated August 14, 1998.*

         10(k)      Amended and Restated Pledge Agreement dated as of
                    May 4, 1998 between the Company and Mason N. Carter is hereby incorporated by reference to Exhibit 10(c) to the Company's Quarterly Report on Form 10-QSB dated
                    August 14, 1998.*

         10(l) Amended Promissory Note dated as of May 4, 1998 executed by Mason N. Carter in favor of the Company.*

         10(m) Registration Rights Agreement dated as of May 4, 1998 between the Company and Mason N. Carter is hereby incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-QSB dated August 14, 1998.*

         10(n)(1) Form of Severance Agreement entered into with certain officers of the Company is hereby incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-KSB dated March 30, 1998.*

         10(n)(2) Schedule of officers with substantially identical agreements to the form filed as Exhibit 10(n)(1) hereto is hereby incorporated by reference to Exhibit 10(j) to the Company's Annual Report on Form 10-KSB dated March 30, 1998.*

         10(o) Consulting Agreement dated as of January 1, 1998 between the Company and Arthur A. Oliner is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB dated May 14, 1998.*

         10(p) Separation Agreement dated as of December 31, 1998 between the Company and Eugene W. Niemiec.*

         10(q) Stockholder's Agreement dated as of October 30, 1998 between the Company and Charles F. Huber, II is hereby incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-QSB dated November 16, 1998.

         10(r) Separation Agreement dated as of December 16, 1998 between the Company and Jacob Lin.*

         13         Annual Report to Shareholders for Fiscal Year Ended
                    January 2, 1999.

         21         Subsidiaries of the Company.

         23(a)      Consent of Arthur Andersen LLP.

         23(b)      Consent of J.H. Cohn LLP.

         27         Financial Data Schedule for Fiscal Year Ended
                    January 2, 1999.

     *Indicates that exhibit is a management contract or compensatory plan or arrangement.