Form 10QSB
period 1999-04-03
MERRIMAC INDUSTRIES INC
filed 1999-05-14
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended April 3, 1999      Commission file No. 0-11201
                               -------------                          -------

                           MERRIMAC INDUSTRIES, INC.
-----------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


        New Jersey                                           22-1642321
-------------------------------                     -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


41 Fairfield Place, West Caldwell, New Jersey                    07006
---------------------------------------------        ------------------------
 (Address of principal executive offices)                     (Zip code)


Registrant's telephone number including area code (973) 575-1300
                                                  --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class            Name of each exchange on which registered
 ----------------------------        -----------------------------------------
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
   Yes X   No
      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                  Outstanding at May 10, 1999
-----------------------------                  -------------------------------
Common Stock ($.50 par value)                             1,739,676

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                          ---------------------------
                                 (Unaudited)
                                 -----------
                                                        April 3,    January 2,
                                                          1999        1999
                                                      -----------  -----------
ASSETS
------
Current assets:
  Cash and cash equivalents .......................   $ 1,651,741  $ 1,852,666
  Accounts receivable .............................     4,123,385    3,755,131
  Inventories .....................................     3,323,369    3,101,256
  Income tax refund receivable.....................       423,021      413,018
  Other current assets ............................       351,131      357,906
  Deferred tax assets .............................       899,600      899,600
                                                      -----------  -----------
      Total current assets ........................    10,772,247   10,379,577
                                                      -----------  -----------
Property, plant and equipment .....................    19,516,811   16,539,251
  Less accumulated depreciation ...................    12,335,185   10,322,958
                                                      -----------  -----------
    Net property, plant and equipment .............     7,181,626    6,216,293
Other assets ......................................       268,927      319,512
Goodwill ..........................................     2,867,319          -
                                                      -----------  -----------
      Total Assets ................................   $21,090,119  $16,915,382
                                                      ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Current portion of long-term debt ...............   $   632,308          -
  Accounts payable ................................     1,281,232  $ 1,479,284
  Accrued liabilities .............................     1,298,595    1,499,917
  Income taxes payable ............................        96,622          -
                                                      -----------  -----------
      Total current liabilities ...................     3,308,757    2,979,201
Long-term debt, net of current portion ............     4,181,773          -
Deferred compensation .............................       264,419      459,322
Deferred tax liabilities ..........................        54,600       54,600
                                                      -----------  -----------
      Total liabilities ...........................     7,809,549    3,493,123
                                                      -----------  -----------
Shareholders' equity:
  Common stock, par value $.50 per share:
    Authorized:  5,000,000 shares
    Issued:  2,692,454 and 2,690,405 shares .......     1,346,227    1,345,203
  Additional paid-in capital ......................    11,229,616   11,220,873
  Retained earnings ...............................     9,163,021    8,950,055
  Translation adjustments .........................       (35,524)         -
                                                      -----------  -----------
                                                       21,703,340   21,516,131
  Less treasury stock, at cost:
    955,904 and 902,549 shares ....................    (8,062,770)  (7,733,872)
  Less loan to officer-shareholder ................      (360,000)    (360,000)
                                                      -----------  -----------
     Total shareholders' equity ...................    13,280,570   13,422,259
                                                      -----------  -----------
     Total Liabilities and Shareholders' Equity ...   $21,090,119  $16,915,382
                                                      ===========  ===========


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (Unaudited)
                                  -----------


                                                       Thirteen Weeks Ended
                                                    -----------------------
                                                      April 3,     April 4,
                                                       1999         1998
                                                    ----------  -----------
Net sales ...................................       $4,738,531   $5,792,607
                                                    ----------  -----------
Cost and expenses:
  Cost of sales .............................        2,426,740    3,217,852
  Selling, general and administrative .......        1,560,990    1,696,695
  Research and development ..................          394,260      211,256
                                                    ----------  -----------
                                                     4,381,990    5,125,803
                                                    ----------  -----------

Operating income ............................          356,541      666,804
Interest and other expense (income), net ....           23,575      (12,742)
                                                    ----------  -----------
Income before income taxes ..................          332,966      679,546
Provision for income taxes ..................          120,000      252,000
                                                    ----------  -----------
Net income ..................................       $  212,966   $  427,546
                                                    ==========  ===========

Net income per common share - basic .........             $.12         $.25
Net income per common share - diluted .......             $.12         $.24
                                                          ====         ====
Weighted average number of
shares outstanding:
  Basic .....................................        1,768,532    1,734,692
  Diluted ...................................        1,768,793    1,779,982

Note: The basic and diluted weighted average number of shares outstanding and net income per share information for all prior reporting periods have been restated to reflect the effects of the 10% stock dividend which became effective June 5, 1998.

See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                         Thirteen Weeks Ended
                                                      -------------------------
                                                        April 3,       April 4,
                                                           1999          1998
                                                      ----------     ----------
Cash flows from operating activities:
  Net income ........................................ $  212,966       $427,546
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization..................    329,003        207,086
      Amortization of goodwill ......................     14,522            -
      Deferred compensation .........................      4,097         58,340
      Stock-based compensation expense ..............        -           15,300
      Changes in operating assets and liabilities:
        Accounts and income taxes receivable.........    373,736       (912,653)
        Inventories..................................     27,893        568,366
        Other current assets.........................     21,908          2,986
        Deferred tax assets..........................     (1,972)         6,200
        Other assets.................................    110,435         22,568
        Accounts payable.............................   (354,614)         9,789
        Accrued liabilities..........................   (266,783)        88,580
        Income taxes payable.........................     86,847        217,580
        Deferred compensation........................   (199,000)       (16,547)
                                                      ----------     ----------
Net cash provided by operating activities............    359,038        695,141
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets.........................   (594,831)      (666,890)
  Proceeds from sales of capital assets..............        -            8,515
Acquisition of business, net of cash acquired ....... (4,009,057)           -
                                                      -----------    ----------
Net cash used in investing activities................ (4,603,888)      (658,375)
                                                      -----------    ----------
Cash flows from financing activities:
  Borrowings under term loan facilities .............  2,500,000            -
  Borrowings under revolving credit facilities ......  2,000,000            -
  Repayment of borrowings under credit and
    lease facilities ................................   (137,046)           -
  Proceeds from the issuance of common stock.........      9,869         27,403
  Repurchase of common stock for the treasury .......   (328,898)           -
                                                      -----------    ----------
Net cash provided by financing activities ...........  4,043,925         27,403
                                                      -----------    ----------
Net increase (decrease) in cash and cash equivalents    (200,925)        64,169
Cash and cash equivalents at beginning of year.......  1,852,666      2,414,725
                                                      -----------    ----------
Cash and cash equivalents at end of period........... $1,651,741     $2,478,894
                                                      ===========    ==========

Supplemental disclosures of cash flows information:
  Cash paid during the period for:
    Income taxes.....................................  $  10,000      $  30,000
                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of the management, necessary for a fair presentation of the financial position of the Company as of April 3, 1999 and its results of operations and cash flows for the periods presented.

B.   Inventories

     Inventories consist of the following:
                                                 April 3,         January 2,
                                                   1999              1999
                                                 --------         ----------
     Finished goods                              $664,080           $607,738
     Work in process                            1,676,756          1,597,215
     Raw materials and purchased parts            982,533            896,303
                                               ----------         ----------
     Total                                     $3,323,369         $3,101,256
                                               ==========         ==========

C.   Net income per common share

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

D.   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 defines comprehensive income, which includes items in addition to those reported in the statement of operations, and requires disclosures about the components of comprehensive income. Comprehensive income includes all changes in shareholders' equity during a period except those resulting from investments by or distributions to shareholders. For the Company,

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


comprehensive income for all periods presented consists solely of net income and foreign currency translation adjustments pursuant to Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," as follows:

                                                    Thirteen Weeks Ended
                                                    ---------------------
                                                    April 3,     April 4,
                                                      1999         1998
                                                    --------     --------
     Net income                                     $212,966     $427,546
     Other comprehensive income (loss):
     Foreign currency translation adjustments        (35,524)         -
                                                    --------     --------
     Total comprehensive income                     $177,442     $427,546
                                                    ========     ========
E.   Accounting period

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

F.   Dividends

     The Board of Directors (the "Board") announced on May 5, 1998, the declaration of a 10% stock dividend payable on June 5, 1998 to shareholders of record on May 15, 1998. Fractional shares were cashed-out and payments were made to shareholders in lieu of fractional shares on June 5, 1998. The basic and diluted weighted average number of shares outstanding and net income per share information for all prior reporting periods have been restated to reflect the effects of the stock dividend.

     During the first three quarters of fiscal 1997, the Company paid a $.091 per share dividend (previously $.10 per share, adjusted for the 10% stock dividend in June 1998). The cash dividend was eliminated by a decision of the Board on August 28, 1997.


G.   Transactions with management and loan to officer-shareholder

     On May 4, 1998, the Company sold 20,000 (22,000 after giving effect to the Company's 10% stock dividend) shares of Common Stock from its treasury to Mason
N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $12.75 per share (the approximate average closing price of the Company's Common Stock during the first quarter of 1998). The Company extended Mr. Carter a loan of $255,000 in connection with the purchase of these shares and amended a prior loan to Mr. Carter of $105,000. A new promissory note for a total of $360,000, due May 4, 2003, was executed by Mr. Carter in favor of the Company. Payment of the loan is secured by the pledge of the 33,000 shares

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of Common Stock that were purchased by Mr. Carter with the proceeds of the loans. The Company has recorded compensation expense of $52,000, which is being charged to operations over the one-year period commencing on the date of the transaction, as Mr. Carter is expected to perform services throughout this time period. The sale of these shares of Common Stock was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4 (2) of the Act.

H.   Acquisition of Filtran Microcircuits Inc.

     In February 1999, the Company completed the acquisition of all of the outstanding stock of privately held Filtran Microcircuits Inc. ("FMI") of Ottawa, Ontario, Canada. FMI, which had 1998 sales of approximately $3.2 million, is a manufacturer of microwave micro circuitry. The purchase price was approximately $4.5 million, net of $203,000 cash acquired and including the assumption of $451,000 existing indebtedness, and was financed by utilizing an existing unused credit facility. The acquisition is being accounted for as a purchase, and, accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their estimated fair values at the date of the acquisition, with the excess cost of approximately $2.9 million recorded as goodwill which is being amortized over 20 years.

     The unaudited pro forma combined results for the comparative periods presented for 1999 and 1998, as if FMI had been acquired at the beginning of 1998, are estimated to be: net sales of $5,369,000, net income of $152,000 and diluted net income per share of $.09 for 1999, and net sales of $6,800,000, net income of $391,000 and diluted net income per share of $.22 for 1998. The pro forma results are based on various assumptions and are not necessarily indicative of what would have actually occurred had the acquisition and related financing transactions been completed at the beginning of last year, nor are they necessarily indicative of future consolidated results.

I.   Debt

     Long-term debt consists of the following:

     Revolving credit facility, interest 1/2% below prime          $2,000,000
     Term loan, interest 1/2% below prime, due 2004                 2,375,000
     Equipment loans, interest prime plus 1%, due July 1999
     to May 2001                                                      104,968
     Capital leases, interest 6.9%, due November 2003                 334,113
                                                                   ----------
                                                                    4,814,081
     Less current portion                                             632,308
                                                                   ----------
     Long-term portion                                             $4,181,773
                                                                   ==========

     The term loan is secured by $2,500,000 of recently acquired tangible personal property and the equipment loans are covered by a general security agreement. The revolving credit facility is unsecured. Capital leases included in property plant and equipment have a depreciated cost of approximately $200,000.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


J.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or liability and measured at its fair value. This statement is effective for fiscal years beginning after June 15, 1999 but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements.

Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                            INCOME STATEMENT SUMMARY
                            ------------------------
                                  (Unaudited)
                                  -----------


The following table displays line items in the Consolidated Statements of Income as a percentage of net sales.





                                                 Percentage of Net Sales
                                                -------------------------
                                                       Quarter 1
                                                  --------------------
                                                  Thirteen Weeks Ended
                                                  --------------------
                                                  April 3,   April 4,
                                                    1999       1998
                                                  --------   --------

Net sales....................................       100.0%     100.0%
                                                    ------     ------
Costs and expenses:
  Cost of sales..............................        51.2%      55.6%
  Selling, general and administrative........        33.0%      29.3%
  Research and development...................         8.3%       3.6%
                                                    ------     ------
                                                     92.5%      88.5%
                                                    ------     ------

Operating income.............................         7.5%      11.5%
Interest and other expense (income), net.....          .5%       (.2%)
                                                    ------     ------

Income before income taxes...................         7.0%      11.7%

Provision for income taxes...................         2.5%       4.3%
                                                    ------     ------

Net income...................................         4.5%       7.4%
                                                    ======     ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Quarter ended April 3, 1999 compared to quarter ended April 4, 1998

     Results of operations reflect decreases in: net sales of $1,054,000 or 18.2%; operating income of $310,000 or 46.5%; net income of $215,000 or 50.2%;
and diluted net income of $.12 per share or 50.0%.

     The net sales decrease was partially attributable to delivering shipments against a smaller firm order backlog with order release dates that coincided with production and shipment schedules, partially offset by net sales of recently acquired Filtran Microcircuits Inc. ("FMI").

     Orders received for the first quarter 1999 of $5,164,000 decreased $897,000 or 14.8% compared to that of the first quarter of 1998, and the backlog of firm unfilled orders decreased $2,367,000 or 23.8% to $7,576,000 for the same end of quarter comparisons. Compared to year-end 1998, backlog increased $1,408,000 or 22.8%, including $800,000 backlog at recently acquired FMI.

     Cost of sales decreased $791,000 or 24.6%, and decreased 4.4% as a percentage of net sales. The primary reason for the decrease was the effect of the decrease in sales revenue on cost of sales and a reduction in direct labor and manufacturing overhead costs partly related to last year's fourth quarter restructuring.

     Selling, general and administrative expenses decreased $136,000 or 8.0%, although as a percentage of net sales the expense increased 3.0% to 32.9% from 29.3%. Decreases in selling expenses were related to a reduction in sales commissions due to the decrease in sales revenue. General and administrative expenses decreased partly due to a reduction in compensation costs related to last year's fourth quarter restructuring which was partially offset by additional marketing and administrative costs, including the amortization of goodwill attributable to the acquisition of FMI.

     Research and development expenses for new products, primarily the recently introduced Multi-Mix(TM) Microtechnology, were $394,000 for the first quarter of 1999 compared to $211,000 reported in the first quarter of 1998, an increase of $183,000 or 86.6% compared to the prior year.

     Net income of $213,000 was $215,000 lower than net income of $428,000 reported for the first quarter of 1998, a decrease of 50.2%. Diluted net income per share was $.12, a decrease of 50.0% compared to diluted net income per share of $.24 reported for the first quarter of last year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company had liquid resources comprised of cash and cash equivalents totaling approximately $1,700,000 at the end of the first quarter of 1999 compared to approximately $2,500,000 at the end of the first quarter of 1998. The Company's working capital was approximately $7,500,000 and its current ratio was 3.3 at the end of the first quarter of 1999 compared to $8,800,000 and 4.2, respectively, at the end of the first quarter of 1998.

     The Company's operating activities provided cash flows of $359,000 in the first quarter of 1999 compared to $695,000 in the first quarter of 1998. The primary reasons for the decrease in operating cash flows in the first quarter of 1999 are decreases in net income and payments made on accounts payable, accrued liabilities and deferred compensation, which was partially offset by a decrease in accounts receivable as a result of lower net sales and higher depreciation and amortization charges. The Company made net investments in property, plant and equipment of $595,000 in the first quarter of 1999 compared to $667,000 in the first quarter of 1998. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products.

     The cost to the Company for its acquisition of FMI, net of $203,000 cash acquired and excluding indebtedness assumed of $451,000, was $4,009,000, which was financed by borrowings under a previously unused credit facility.

     The Company has a $7,000,000 revolving credit and term loan agreement with Summit Bank, at one-half percent below the bank's floating prime rate. The Company borrowed $2,500,000 for capital expenditures under the term loan and $2,000,000 under its revolving credit facility in connection with the acquisition of FMI during the first quarter of 1999. The unused portion of the revolving credit facility of $2,500,000 is available for working capital and general corporate purposes.

     Management believes that with the liquid resources and the remaining line of credit available, along with cash flows expected to be provided by operations, the Company will have sufficient resources for currently contemplated operations in 1999.

     The Company's capital expenditures for new projects and production equipment are anticipated to exceed its depreciation and amortization expenses in 1999. The Company has issued purchase order commitments to processing equipment manufacturing vendors for approximately $300,000 of capital equipment and building improvements. The Company anticipates that such equipment will be purchased and become operational and building improvements will be completed during 1999.

     The Company was authorized by its Board of Directors to repurchase up to 110,000 shares (adjusted for the 10% stock dividend) of its common stock, from time to time, depending

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



on market conditions, and has repurchased approximately 65,000 shares to date under such authorization. There were 8,000 shares of common stock repurchased during fiscal 1998 and there were no share repurchases during 1997. During the first quarter of 1999, the Company repurchased 53,000 shares of common stock at a cost of $329,000.

     The Board of Directors approved the declaration of a 10% stock dividend to shareholders of record on May 15, 1998, which was distributed on June 5, 1998 along with payments made for fractional shares.

     Periodically, the Company explores the possibility of acquiring similar manufacturers of electronic devices or companies in related fields. Management believes that any such acquisitions and business operation expansion could be financed through its liquid and capital resources currently available as previously discussed and/or through additional borrowing or issuance of equity or debt securities. The additional debt from any acquisitions, if consummated, would increase the Company's debt-to-equity ratio and such debt or equity securities might, at least in the near term, have a dilutive effect on net income per share. In February 1999, the Company completed the acquisition of Filtran Microcircuits Inc. for approximately $4,700,000.

     Year 2000 Readiness Disclosure

     The Company recognizes the need to assure that its operations will not be adversely impacted by Year 2000 software failures. The impact on operations has been evaluated and plans have been formulated to ensure complete Year 2000 compliance before the end of 1999. The Company's manufactured products do not contain software of any kind and therefore are not subject to Year 2000 problems. All of the Company's existing mission-critical manufacturing software and financial computer applications were made Year 2000 compliant as of December 31, 1998. Key suppliers have been contacted to obtain their Year 2000 compliance status and the Company anticipates that these key suppliers will be Year 2000 compliant by December 31, 1999. Software revisions have been performed by Company employees and the total estimated cost for achieving Year 2000 compliance has not been, and is not anticipated to be, material to the Company's financial position or results of operations.

     Information Technology Systems

     Without remediation, certain of the Company's internally developed order processing and manufacturing support applications would not have been capable of processing dates beyond December 31, 1999 properly. The Company has corrected the programs, and all business order processing and manufacturing support operations applications should properly process dates beyond December 31, 1999. The Company does not have any third-party software applications that are date dependent. The Company's desktop computers and internal local area network have been checked for Year 2000 problems and none have been found. All programs purchased from third parties are believed to be Year 2000 compliant based on certification received from the vendors.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Non-Information Technology Systems

     Internal systems used in the Company's manufacturing processes are not date dependent. Other support systems, such as security and HVAC, have been checked and will not be adversely affected by dates beyond December 31, 1999. All of the Company's suppliers have been contacted concerning their Year 2000 readiness and the Company will be evaluating their responses regarding their Year 2000 compliance.

     Costs to Company to Address Year 2000 Issues

     To date, the Company has expended approximately $60,000 (exclusive of internal personnel compensation costs) to perform the program remediation to non-compliant programs and for training and other consulting services. The Company estimates remaining costs to project completion to be approximately $50,000. No other information technology projects have been deferred as a result of the Year 2000 project as it was scheduled as part of the Company's strategic business plan.

     Risks of the Company to Year 2000 Issues

     The Company believes that the risks of the Year 2000 problem are moderately low because its products are not date dependent and its internal software applications are Year 2000 compliant as of December 31, 1998. The Company will be evaluating the Year 2000 readiness of its key suppliers throughout 1999 and will find alternate sources for those suppliers that are not Year 2000 compliant. The potential impact and related costs resulting from the Company's failure to find alternate suppliers has not been determined. In addition, the Company's customers are evaluating their own Year 2000 readiness and have circulated questionnaires regarding the Company's level of compliance. The Company will continue to update its customers with respect to Year 2000 readiness and will monitor the progress of its customers to assess the attendant risks of inadequate Year 2000 compliance.

     Contingency Plans

     Currently, the Company does not have a contingency plan, since its products are not date dependent. In addition, the Company's Year 2000 compliance program is on schedule and near completion.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or liability and measured at its fair value. This statement is effective for fiscal years beginning after June 15, 1999 but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements.


     Forward-Looking Statements

     This Form 10-QSB  contains  statements  relating  to future  results of the
Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: general economic and industry conditions; slower than anticipated penetration into the satellite communications, defense and wireless markets; the risk that the benefits expected from the acquisition of Filtran Microcircuits Inc. are not realized; competitive products and pricing pressures; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.
-----------

3(a)(1) By-laws of the Company, as amended, is hereby incorporated by reference to Exhibit 3(a)(1) to the Company's Annual Report on Form 10-KSB dated March 30, 1999.

3(a)(2) Amendment to By-laws of the Company adopted March 5, 1999 is hereby incorporated by reference to Exhibit 3(a)(2) to the Company's Annual Report on Form 10-KSB dated March 30, 1999.

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

10 Amended Promissory Note dated as of May 4, 1998 executed by Mason N. Carter in favor of the Company is hereby incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-KSB dated March 30, 1999.*

11                Statement re: Computation of earnings per share.

27                Financial Data Schedule for the First Quarter Ended
                  April 3, 1999.

*Indicates that exhibit is a management contract or compensatory plan or arrangement.


(b)      Reports on Form 8-K.

        A Current Report on Form 8-K was filed on March 1, 1999 announcing that the Company had completed its acquisition of Filtran Microcircuits Inc.

        A Current Report on Form 8-K was filed on March 9, 1999 announcing that the Company's Board of Directors had adopted a Shareholder Rights Plan.

        A Current Report on Form 8-K was filed on March 18, 1999 reporting the Company's results of operations for the fourth quarter and 1998 fiscal year.

        A Current Report on Form 8-K was filed on May 6, 1999 reporting the Company's results of operations for the first quarter 1999.

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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: May 14, 1998               By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: May 14, 1998               By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Office

                                 EXHIBIT INDEX                    Sequentially
Exhibit                                                           Numbered Page

3(a)(1) By-laws of the Company, as amended, is hereby incorporated by reference to Exhibit 3(a)(1) to the Company's Annual Report on Form 10-KSB dated March 30, 1999.

3(a)(2) Amendment to By-laws of the Company adopted March 5, 1999 is hereby incorporated by reference to Exhibit 3(a)(2) to the Company's Annual Report on Form 10-KSB dated March 30, 1999.

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


10 Amended Promissory Note dated as of May 4, 1998 executed by Mason N. Carter in favor of the Company is hereby incorporated by reference to Exhibit 10(l) to the Company's Annual Report on Form 10-KSB dated March 30, 1999.*

11                Statement re: Computation of earnings per share.

27                Financial Data Schedule for the First Quarter Ended
                  April 3, 1999.

*Indicates that exhibit is a management contract or compensatory plan or arrangement.