Form 10QSB
period 1999-07-03
MERRIMAC INDUSTRIES INC
filed 1999-08-13
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended July 3, 1999      Commission file No. 0-11201
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
   Yes X   No
      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding at August 10, 1999
-----------------------------                  -------------------------------
Common Stock ($.50 par value)                             1,741,533

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 (Unaudited)
                                 -----------
                                                        July 3,    January 2,
                                                          1999        1999
                                                      -----------  -----------
ASSETS
------
Current assets:
  Cash and cash equivalents .......................   $   941,707  $ 1,852,666
  Accounts receivable .............................     3,632,530    3,755,131
  Inventories .....................................     3,483,035    3,101,256
  Income tax refund receivable.....................        34,592      413,018
  Other current assets ............................       802,855      357,906
  Deferred tax assets .............................       900,600      899,600
                                                      -----------  -----------
      Total current assets ........................     9,795,319   10,379,577
                                                      -----------  -----------
Property, plant and equipment .....................    19,953,309   16,539,251
  Less accumulated depreciation ...................    12,744,039   10,322,958
                                                      -----------  -----------
    Net property, plant and equipment .............     7,209,270    6,216,293
Other assets ......................................       305,314      319,512
Goodwill ..........................................     2,849,598          -
                                                      -----------  -----------
      Total Assets ................................   $20,159,501  $16,915,382
                                                      ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Current portion of long-term debt ...............   $   633,530  $       -
  Accounts payable ................................     1,667,042    1,479,284
  Accrued liabilities .............................     1,172,035    1,499,917
                                                      -----------  -----------
      Total current liabilities ...................     3,472,607    2,979,201
Long-term debt, net of current portion ............     3,033,477          -
Deferred compensation .............................       247,464      459,322
Deferred tax liabilities ..........................        54,600       54,600
                                                      -----------  -----------
      Total liabilities ...........................     6,808,148    3,493,123
                                                      -----------  -----------
Shareholders' equity:
  Common stock, par value $.50 per share:
    Authorized:  5,000,000 shares
    Issued:  2,697,066 and 2,690,405 shares .......     1,348,533    1,345,203
  Additional paid-in capital ......................    11,249,844   11,220,873
  Retained earnings ...............................     9,244,943    8,950,055
  Translation adjustments .........................       (69,197)         -
                                                      -----------  -----------
                                                       21,774,123   21,516,131
  Less treasury stock, at cost:
    955,904 and 902,549 shares ....................    (8,062,770)  (7,733,872)
  Less loan to officer-shareholder ................      (360,000)    (360,000)
                                                      -----------  -----------
     Total shareholders' equity ...................    13,351,353   13,422,259
                                                      -----------  -----------
     Total Liabilities and Shareholders' Equity ...   $20,159,501  $16,915,382
                                                      ===========  ===========


See accompanying notes to consolidated financial statements.

                              MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       -------------------------------------
                                   (Unaudited)
                                   -----------

                                                         Quarter Ended            Six Months Ended
                                                    -----------------------   -------------------------
                                                      July 3,      July 4,      July 3,     July 4,
                                                       1999         1998         1999        1998
                                                    -----------------------   -------------------------
Net sales ...................................       $5,125,245   $5,573,659   $9,863,776    $11,366,266
                                                    ----------   ----------   ----------    -----------
Cost and expenses:
  Cost of sales .............................        2,726,151    3,031,727    5,152,891      6,249,579
  Selling, general and administrative .......        1,671,153    1,661,518    3,232,143      3,358,213
  Research and development ..................          552,058      252,145      946,318        463,401
                                                    ----------   ----------   ----------    -----------
                                                     4,949,362    4,945,390    9,331,352     10,071,193
                                                    ----------   ----------   ----------    -----------

Operating income ............................          175,883      628,269      532,424      1,295,073
Interest and other expense (income), net ....           55,964      (16,573)      79,539        (29,315)
                                                    ----------   ----------   ----------    -----------
Income before income taxes ..................          119,919      644,842      452,885      1,324,388
Provision for income taxes ..................           38,000      236,000      158,000        488,000
                                                    ----------   ----------   ----------    -----------
Net income ..................................       $   81,919   $  408,842   $  294,885    $   836,388
                                                    ==========   ==========   ==========    ===========

Net income per common share:
  Basic......................................             $.05         $.23         $.17           $.48
  Diluted....................................             $.05         $.22         $.17           $.46
                                                          ====         ====         ====           ====
Weighted average number of
 shares outstanding:
  Basic......................................        1,739,356    1,756,350    1,753,944      1,746,816
  Diluted....................................        1,769,389    1,845,263    1,781,981      1,834,423


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                          Six Months Ended
                                                      -------------------------
                                                        July 3,        July 4,
                                                         1999           1998
                                                      ----------     ----------
Cash flows from operating activities:
  Net income ........................................ $  294,885     $  836,388
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization..................    746,396        401,663
      Amortization of goodwill ......................     50,857            -
      Deferred compensation .........................      8,179        116,659
      Stock-based compensation expense ..............        -           67,300
      Changes in operating assets and liabilities:
        Accounts and income taxes receivable.........  1,273,879     (1,186,031)
        Inventories..................................   (131,073)     1,075,572
        Other current assets.........................   (454,433)      (134,767)
        Deferred tax assets..........................     (1,000)        26,200
        Other assets.................................     51,217         21,952
        Accounts payable.............................      6,376       (81,358)
        Accrued liabilities..........................   (396,328)      (177,365)
        Income taxes payable.........................     26,802        188,155
        Deferred compensation........................   (220,037)       (25,547)
                                                      ----------     ----------
Net cash provided by operating activities............  1,255,720      1,128,821
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets......................... (1,039,421)    (1,595,299)
  Proceeds from sales of capital assets..............        -           12,775
  Acquisition of business, net of cash acquired ..... (4,046,646)           -
                                                      ----------     ----------
Net cash used in investing activities................ (5,086,067)    (1,582,524)
                                                      ----------     ----------
Cash flows from financing activities:
  Borrowings under term loan facilities .............  2,500,000            -
  Borrowings under revolving credit facilities ......  2,000,000            -
  Repayment of borrowings under credit and
    lease facilities ................................ (1,284,119)           -
  Proceeds from the issuance of common stock.........     32,405         98,708
  Payment of dividends...............................         -          (1,009)
  Repurchase of common stock for the treasury .......   (328,898)           -
                                                      ----------     ----------
Net cash provided by financing activities ...........  2,919,388         97,699
                                                      ----------     ----------
Net decrease in cash and cash equivalents............   (910,959)      (356,004)
Cash and cash equivalents at beginning of year.......  1,852,666      2,414,725
                                                      ----------     ----------
Cash and cash equivalents at end of period........... $  941,707     $2,058,721
                                                      ==========     ==========

Supplemental disclosures of cash flows information:
  Cash paid during the period for:
    Income taxes.....................................  $ 139,000     $  300,000
                                                       =========     ==========

See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of the management, necessary for a fair presentation of the financial position of the Company as of July 3, 1999 and its results of operations and cash flows for the periods presented.

B.   Inventories

     Inventories consist of the following:
                                                 July 3,          January 2,
                                                  1999               1999
                                               ----------         ----------
     Finished goods ......................     $  735,637         $  607,738
     Work in process .....................      1,692,373          1,597,215
     Raw materials and purchased parts ...      1,055,025            896,303
                                               ----------         ----------
     Total                                     $3,483,035         $3,101,256
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

                                                        Quarter Ended          Six Months Ended
                                                     --------------------    --------------------
                                                     July 3,     July 4,     JULY 3,     JULY 4,
                                                      1999        1998        1999        1998
                                                     -------     --------    --------    --------
     Net income ................................     $81,919     $408,842    $294,885    $836,388
     Foreign currency translation adjustments ..     (33,673)     (35,735)    (69,197)    (35,735)
                                                     -------     --------    --------    --------
     Total comprehensive income                      $48,246     $373,107    $225,688    $800,653
                                                     =======     ========    ========    ========

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

G.   Transactions with management and loan to officer-shareholder

     On May 4, 1998, the Company sold 20,000 (22,000 after giving effect to the Company's 10% stock dividend) shares of Common Stock from its treasury to Mason
N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $12.75 per share (the approximate average closing price of the Company's Common Stock during the first quarter of 1998). The Company extended Mr. Carter a loan of $255,000 in connection with the purchase of these shares and amended a prior loan to Mr. Carter of $105,000. A new promissory note for a total of $360,000, due May 4, 2003, with interest payments due quarterly (except as provided below), calculated at a variable interest rate based on the prime rate of the Company's lending bank, was executed by Mr. Carter in favor of the Company. Payment of interest accrued from November 1998 until November 1999, however, will be deferred until the end of the term of the new promissory note. Payment of the loan is secured by the pledge of the 33,000 shares

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of Common Stock that were purchased by Mr. Carter with the proceeds of the loans. The Company has recorded compensation expense of $52,000, which is being charged to operations over the one-year period commencing on the date of the transaction, as Mr. Carter is expected to perform services throughout this time period. The sale of these shares of Common Stock was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4 (2) of the Act.

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

     The unaudited pro forma combined results for the comparative periods presented for 1999 and 1998, as if FMI had been acquired at the beginning of 1998, are estimated to be as follows:

                                          Quarter Ended           Six Months Ended
                                     ----------------------   ------------------------
                                       July 3,     July 4,      July 3,       July 4,
                                        1999        1998         1999          1998
                                     ----------  ----------   -----------  -----------
     Net sales.....................  $5,125,000  $6,284,000   $10,494,000  $13,084,000
     Net income....................      82,000     289,000       254,000      680,000
     Diluted net income per share..        $.05        $.16          $.14         $.37


     The proforma results are based on various assumptions and are not necessarily indicative of what would have actually occurred had the acquisition and related financing transactions been completed at the beginning of last year, nor are they necessarily indicative of future consolidated results.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


I.   Debt

     Long-term debt consists of the following:

     Revolving credit facility, interest 1/2% below prime........  $1,000,000
     Term loan, interest 1/2% below prime, due 2004..............   2,250,000
     Equipment loans, interest prime plus 1%, due July 1999
     to May 2001.................................................      88,695
     Capital leases, interest 6.9%, due November 2003............     328,312
                                                                   ----------
                                                                    3,667,007
     Less current portion........................................     633,530
                                                                   ----------
     Long-term portion...........................................  $3,033,477
                                                                   ==========

     The term loan is secured by $2,500,000 of recently acquired tangible personal property and the equipment loans are covered by a general security agreement. The revolving credit facility is unsecured. Capital leases included in property, plant and equipment have a depreciated cost of approximately $200,000.


J.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or liability and measured at its fair value. This statement is effective for fiscal years beginning after June 15, 2000 but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                         STATEMENT OF OPERATIONS SUMMARY
                         -------------------------------
                                   (Unaudited)
                                   -----------


The following table displays line items in the Consolidated Statements of Operations as a percentage of net sales.



                                                           Percentage of Net Sales
                                                  -----------------------------------------
                                                   Second Quarter          Year-to-date
                                                  -----------------------------------------
                                                   Quarter Ended         Six Months Ended
                                                  -----------------     -------------------
                                                  July 3,    July 4,    July 3,     July 4,
                                                   1999       1998       1999        1998
                                                  ------     ------     ------      ------
Net sales....................................     100.0%     100.0%     100.0%      100.0%
                                                  ------     ------      -----      ------
Costs and expenses:
  Cost of sales..............................      53.2       54.4       52.2        55.0
  Selling, general and administrative........      32.6       29.8       32.8        29.5
  Research and development...................      10.8        4.5        9.6         4.1
                                                  ------     ------      -----      ------
                                                   96.6       88.7       94.6        88.6
                                                  ------     ------      -----      ------

Operating income.............................       3.4       11.3        5.4        11.4
Interest and other expense (income), net.....       1.1        (.3)        .8         (.3)
                                                  ------     ------      -----      ------

Income before income taxes...................       2.3       11.6        4.6        11.7
Provision for income taxes...................        .7        4.2        1.6         4.3
                                                  ------     ------      -----      ------

Net income...................................       1.6%       7.4%       3.0%        7.4%
                                                  ======     ======      =====      ======


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Quarter and six months ended July 3, 1999 compared to the quarter and six months ended July 4, 1998

     Results of operations for the quarter reflect decreases in: net sales of $448,000 or 8.0%; operating income of $452,000 or 72.0%; net income of $327,000 or 80.0%; and diluted net income per share of $.17 or 77.3%. Six months results of operations reflect decreases in: net sales of $1,502,000 or 13.2%; operating income of $763,000 or 58.9%; net income of $542,000 or 64.7%; and diluted net income per share of $.29 or 63.0%.

     The net sales decrease was primarily attributable to shipments against a smaller firm order backlog that existed as of the beginning of the current fiscal year, with the order release dates that coincided with production and shipment schedules, partially offset by net sales of recently acquired Filtran Microcircuits Inc. ("FMI").

     Orders received for the second quarter of 1999 of $6,407,000 increased $2,824,000 or 78.8% compared to that of the second quarter of 1998, and the backlog of firm unfilled orders at July 3, 1999 increased $906,000 or 11.4% to $8,857,000 for the same end of quarter comparisons, including $860,000 backlog at recently acquired FMI. Orders received for the first six months of 1999 were $11,656,000 and for the comparable six month time periods increased $2,104,000 or 22.3%. Compared to year-end 1998, backlog increased $2,689,000 or 43.6%, including $860,000 backlog at recently acquired FMI. An extended continuation in a delay of or reduction in new orders for Company products could have a material financial impact on future sales and earnings. Customer requests for design work have increased and are currently under development utilizing the Company's proprietary Multi-Mix (TM) Microtechnology. This technology provides greater per unit content and enables the Company's entry into new markets for increased order opportunities.

     As a result of the decreases in the quarter and six month net sales, cost of sales decreased $306,000 or 10.1% for the quarter and $1,097,000 or 17.5% for six months. Cost of sales as a percentage of net sales decreased 1.2% to 53.2% for the quarter and 2.8% to 52.2% for six months. These decreases were primarily attributable to the effects of the decrease in sales revenue on cost of sales and a reduction in direct labor and manufacturing overhead costs partly related to efficiency improvements resulting from last year's fourth quarter restructuring. Depreciation expense increased $108,000 for the second quarter and $170,000 for the first six months as a result of higher capital equipment purchases in the current and prior years.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     Selling, general and administrative expenses increased $10,000 or 0.6% for the quarter and decreased $126,000 or 3.8% for six months, and when expressed as a percentage of net sales increased 2.8% to 32.6% for the quarter and 3.3% to 32.8% for six months. Decreases in selling expenses were related to a reduction in sales commissions due to the decrease in sales revenue. For the first six months general and administrative expenses decreased partly due to a reduction in compensation costs related to last year's fourth quarter restructuring which was partially offset by additional marketing and administrative costs, higher depreciation and amortization expense of $51,000 for the second quarter and $86,000 for the first six months, including the amortization of goodwill attributable to the acquisition of FMI.

     Research and development expenses for new products, primarily the recently introduced Multi-Mix (TM) Microtechnology were $552,000 for the second quarter and $946,000 for the six months, increases of $300,000 or 119% and $483,000 or 104% compared to $252,000 and $463,000 for the prior year.

     Interest expense was $56,000 for the second quarter and $80,000 for the first six months of 1999 and was incurred on borrowings of $2,500,000 for capital expenditures under the term loan facility, and borrowings under its revolving credit facility in connection with the acquisition of FMI during the first quarter of 1999, partially offset by interest income. During 1998, the Company earned interest income on its invested cash balances of $17,000 and $29,000 for the corresponding quarter and six-month periods, respectively.

     Net income of $82,000 for the second quarter was $327,000 lower than net income of $409,000 reported for the second quarter of 1998, a decrease of 80.0%. Diluted net income per share was $.05, a decrease of 77.3% compared to diluted net income per share of $.22 reported for the second quarter of last year. Net income decreased $542,000 or 64.7% to $295,000 for the first six months of 1999 compared to $836,000 reported in 1998. Diluted net income per share was $.17, on a 2.9% decrease in the number of weighted average diluted common shares outstanding, compared to the diluted net income per share amount of $.46 reported for the first six months of the prior year.


Liquidity and Capital Resources

     The Company had liquid resources comprised of cash and cash equivalents totaling approximately $900,000 at the end of the second quarter of 1999 compared to approximately $2,000,000 at the end of the second quarter of 1998.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


The Company's working capital was approximately $6,300,000 and its current ratio was 2.8 at the end of the second quarter of 1999 compared to $8,600,000 and 4.7, respectively, at the end of the second quarter of 1998.

     The Company's operating activities provided cash flows of $1,256,000 in the first six months of 1999 compared to $1,129,000 in the first six months of 1998. The primary reasons for the increase in operating cash flows in the first six months of 1999 are a decrease in accounts receivable as a result of lower net sales and higher depreciation and amortization charges partially offset by decreases in net income and payments made on accounts payable, accrued liabilities and deferred compensation. The Company made net investments in property, plant and equipment of $1,039,000 in the first six months of 1999 compared to $1,583,000 in the first six months of 1998. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products.

     The cost to the Company for its acquisition of FMI, net of $203,000 cash acquired and excluding indebtedness assumed of $451,000, was $4,047,000, which was financed by borrowings under a previously unused credit facility.


     The Company has a $7,000,000 revolving credit and term loan agreement with Summit Bank, at one-half percent below the bank's floating prime rate. The Company borrowed $2,500,000 for capital expenditures under the term loan facility and $2,000,000 under its revolving credit facility in connection with the acquisition of FMI during the first quarter of 1999. The Company repaid $1,000,000 of the revolving credit facility during the second quarter 1999. The unused portion of the revolving credit facility of $3,500,000 is available for working capital and general corporate purposes.

     Management believes that with the liquid resources and the remaining line of credit available, along with cash flows expected to be provided by operations, the Company will have sufficient resources for currently contemplated operations in 1999.

     The Company's capital expenditures for new projects and production equipment are anticipated to exceed its depreciation and amortization expenses in 1999. The Company has issued purchase order commitments to processing equipment manufacturing vendors for approximately $400,000 of capital equipment and building improvements. The Company anticipates that during 1999 such equipment will be purchased and become operational and building improvements will be completed.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The Company was authorized by its Board of Directors to repurchase up to 110,000 shares (adjusted for the 10% stock dividend) of its common stock, from time to time, depending on market conditions, and has repurchased approximately 65,000 shares to date under such authorization. There were 8,000 shares of common stock repurchased during fiscal 1998 and there were no share repurchases during 1997. During the first quarter of 1999, the Company repurchased 53,000 shares of common stock at a cost of $329,000.

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

Year 2000 Readiness Disclosure

     The Company recognizes the need to assure that its operations will not be adversely impacted by Year 2000 software failures. The impact on operations has been evaluated and plans were formulated to ensure complete Year 2000 compliance by September 30, 1999. The Company's manufactured products do not contain software of any kind and therefore are not subject to Year 2000 problems. All of the Company's existing mission-critical manufacturing software and financial computer applications were made Year 2000 compliant as of December 31, 1998. Key suppliers have been contacted to obtain their Year 2000 compliance status and the Company anticipates that these key suppliers will be Year 2000 compliant by September 30, 1999.

     Information Technology Systems

     Without remediation, certain of the Company's internally developed order processing and manufacturing support applications would not have been capable of processing dates beyond December 31, 1999 properly. The Company has corrected

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


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

     Costs to Company to Address Year 2000 Issues

     To date, the Company has expended approximately $70,000 (exclusive of internal personnel compensation costs) to perform the program remediation to non-compliant programs and for training and other consulting services. The Company estimates remaining costs to project completion to be approximately $50,000 to replace non-compliant systems that are not mission-critical.

     Risks of the Company to Year 2000 Issues

     The Company believes that the risks of the Year 2000 problem are moderately low because its products are not date dependent and it has been utilizing its Year 2000 compliant internal software applications since December 31, 1998. The Company will be evaluating the Year 2000 readiness of its key suppliers throughout 1999 and will find alternate sources for those suppliers that are not Year 2000 compliant. The potential impact and related costs resulting from the Company's failure to find alternate suppliers has not been determined. In addition, the Company's customers are evaluating their own Year 2000 readiness and have circulated questionnaires regarding the Company's level of compliance. The Company will continue to update its customers with respect to Year 2000 readiness and will monitor the progress of its customers to assess the attendant risks of inadequate Year 2000 compliance.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Contingency Plans

     Currently, the Company does not have a contingency plan, since its products are not date dependent. In addition, the Company's Year 2000 compliance program is on schedule and nearly complete.


Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or liability and measured at its fair value. This statement is effective for fiscal years beginning after June 15, 2000 but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on its consolidated financial statements.


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

PART II. OTHER INFORMATION

Item 4.  Submission of matters to a Vote of Security Holders.

     On June 10, 1999, the Company held its annual shareholders' meeting at which the shareholders of the Company (i) elected six members to the Company's Board of Directors, (ii) approved an amendment to the Certificate of
Incorporation of the Company providing for the classification of the Board of Directors into three classes, with two directors in each class, serving staggered terms and (iii) ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the current fiscal year. The shareholders of the Company elected Joel H. Goldberg and Eugene W. Niemiec as Class I directors whose term expires at the 2000 annual shareholders' meeting, Edward H. Cohen and Arthur A. Oliner as Class II directors whose term expires at the 2001 annual shareholders' meeting and Mason N. Carter and Albert H. Cohen as Class III directors whose term expires at the 2002 annual shareholders' meeting. At future annual meetings of shareholders, directors will be elected for full terms of three years to succeed those directors whose terms are then expiring.

     The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to the matters voted upon at the Company's June 10, 1999 annual shareholders' meeting:


             Election of Directors
                                             Elected
                                    ------------------------
                                       For          Withheld
                                    ------------------------
               Mason N. Carter      1,574,758        116,689
               Albert H. Cohen      1,575,418        116,029
               Edward H. Cohen      1,577,319        114,128
               Joel H. Goldberg     1,577,319        114,128
               Eugene W. Niemiec    1,574,700        116,747
               Arthur A. Oliner     1,573,765        117,682

             Amendment to the Company's Certificate of Incorporation providing for a classified Board of Directors whose members will serve staggered terms.

                         For       Against    Abstain   Broker non-votes
                       -------     -------    -------   ----------------
                       973,060     238,202     6,115        474,070


             Ratification of Arthur Andersen LLP as the Company's independent auditors.

                         For       Against    Abstain
                      ---------    -------    -------
                      1,672,255     17,012     2,180

ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.
-----------

3(a)(1)           Amendment dated June 10,1999 to the By-laws of the Company.

3(a)(2)           By-laws of the Company, as amended on June 10, 1999.

3(b)(1) Amendment to the Certificate of Incorporation of the Company filed on June 11, 1999.

3(b)(2) Restated Certificate of Incorporation of the Company filed on June 14, 1999.

4(a) Shareholder Rights Agreement dated as of March 9, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated
                  March 9, 1999.

4(b) Amendment NO.1 dated as of June 9, 1999 to the Shareholder Rights Agreement dated as of March 9, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated
                  June 9, 1999.

10 Shareholder's Agreement dated as of June 3, 1999 among the Company, William D. Witter, Inc. and William D. Witter.

11                Statement re: Computation of earnings per share.

27                Financial Data Schedule for the Second Quarter Ended
                  July 3, 1999.


(b)      Reports on Form 8-K.

        A Current Report on Form 8-K was filed on May 6, 1999 reporting the Company's results of operations for the first quarter 1999.

        A Current Report on Form 8-K was filed on June 9, 1999 announcing that the Company's Board of Directors had amended the Company's Shareholder Rights Plan.

        A Current Report on Form 8-K/A was filed on June 18, 1999 amending and restating the Current Report on Form 8K filed on March 1, 1999 that had announced the completion of the Company's acquisition of Filtran Microcircuits Inc.

        A Current Report on Form 8-K was filed on August 5, 1999 reporting the Company's results of operations for the second quarter 1999.

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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: August 12, 1999            By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: August 12, 1999            By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer

                                 EXHIBIT INDEX                    Sequentially
Exhibit                                                           Numbered Page

3(a)(1)           Amendment dated June 10,1999 to the By-laws of the Company.

3(a)(2)           By-laws of the Company, as amended on June 10, 1999.

3(b)(1) Amendment to the Certificate of Incorporation of the Company filed on June 11, 1999.

3(b)(2) Restated Certificate of Incorporation of the Company filed on June 14, 1999.

4(a) Shareholder Rights Agreement dated as of March 9, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated
                  March 9, 1999.

4(b) Amendment NO.1 dated as of June 9, 1999 to the Shareholder Rights Agreement dated as of March 9, 1999 between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated
                  June 9, 1999.

10 Shareholder's Agreement dated as of June 3, 1999 among the Company, William D. Witter, Inc. and William D. Witter.

11                Statement re: Computation of earnings per share.

27                Financial Data Schedule for the Second Quarter Ended
                  July 3, 1999.