Form 10QSB
period 1999-10-02
MERRIMAC INDUSTRIES INC
filed 1999-11-12
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended October 2, 1999      Commission file No. 0-11201
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
   Yes X   No
      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding at November 8, 1999
-----------------------------                  -------------------------------
Common Stock ($.50 par value)                             1,738,638

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 (Unaudited)
                                 -----------
                                                      October 2,    January 2,
                                                          1999        1999
                                                      -----------  -----------
ASSETS
------
Current assets:
  Cash and cash equivalents .......................   $   771,274  $ 1,852,666
  Accounts receivable .............................     4,097,520    3,755,131
  Inventories .....................................     3,612,307    3,101,256
  Income tax refund receivable.....................       233,258      413,018
  Other current assets ............................       620,800      357,906
  Deferred tax assets .............................       900,600      899,600
                                                      -----------  -----------
      Total current assets ........................    10,235,759   10,379,577
                                                      -----------  -----------
Property, plant and equipment .....................    20,522,295   16,539,251
  Less accumulated depreciation ...................    13,054,181   10,322,958
                                                      -----------  -----------
    Net property, plant and equipment .............     7,468,114    6,216,293
Other assets ......................................       380,124      319,512
Goodwill ..........................................     2,902,535          -
                                                      -----------  -----------
      Total Assets ................................   $20,986,532  $16,915,382
                                                      ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Current portion of long-term debt ...............   $   632,409  $       -
  Accounts payable ................................     1,719,059    1,479,284
  Accrued liabilities .............................     1,240,271    1,499,917
  Income taxes payable.............................       249,660          -
                                                      -----------  -----------
      Total current liabilities ...................     3,841,399    2,979,201
Long-term debt, net of current portion ............     3,372,427          -
Deferred compensation .............................       233,117      459,322
Deferred tax liabilities ..........................        54,600       54,600
                                                      -----------  -----------
      Total liabilities ...........................     7,501,543    3,493,123
                                                      -----------  -----------
Shareholders' equity:
  Common stock, par value $.50 per share:
    Authorized:  5,000,000 shares
    Issued:  2,697,542 and 2,690,405 shares .......     1,348,771    1,345,203
  Additional paid-in capital ......................    11,252,598   11,220,873
  Retained earnings ...............................     9,354,648    8,950,055
  Translation adjustments .........................       (31,733)         -
                                                      -----------  -----------
                                                       21,924,284   21,516,131
  Less treasury stock, at cost:
    958,904 and 902,549 shares ....................    (8,079,295)  (7,733,872)
  Less loan to officer-shareholder ................      (360,000)    (360,000)
                                                      -----------  -----------
     Total shareholders' equity ...................    13,484,989   13,422,259
                                                      -----------  -----------
     Total Liabilities and Shareholders' Equity ...   $20,986,532  $16,915,382
                                                      ===========  ===========


See accompanying notes to consolidated financial statements.

                              MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       -------------------------------------
                                   (Unaudited)
                                   -----------

                                                         Quarter Ended           Nine Months Ended
                                                    -----------------------   -------------------------
                                                    October 2,   October 3,   October 2,    October 3,
                                                       1999         1998         1999          1998
                                                    -----------------------   -------------------------
Net sales ...................................       $5,328,250   $5,120,946   $15,192,026   $16,487,212
                                                    ----------   ----------   -----------   -----------
Costs and expenses:
  Cost of sales .............................        2,694,482    2,851,976     7,847,373     9,101,555
  Selling, general and administrative .......        1,821,110    1,674,779     5,053,253     5,032,992
  Research and development ..................          577,410      282,264     1,523,728       745,665
                                                    ----------   ----------   -----------   -----------
                                                     5,093,002    4,809,019    14,424,354    14,880,212
                                                    ----------   ----------   -----------   -----------

Operating income ............................          235,248      311,927       767,672     1,607,000
Interest and other expense (income), net ....           65,540      (36,876)      145,079       (66,191)
                                                    ----------   ----------   -----------   -----------
Income before income taxes ..................          169,708      348,803       622,593     1,673,191
Provision for income taxes ..................           60,000      101,000       218,000       589,000
                                                    ----------   ----------   -----------   -----------
Net income ..................................       $  109,708   $  247,803   $   404,593   $ 1,084,191
                                                    ==========   ==========   ===========   ===========

Net income per common share:
  Basic......................................             $.06         $.14         $.23           $.62
  Diluted....................................             $.06         $.14         $.23           $.59
                                                          ====         ====         ====           ====
Weighted average number of
 shares outstanding:
  Basic......................................        1,741,327    1,782,675    1,749,739      1,758,769
  Diluted....................................        1,771,825    1,805,997    1,776,321      1,831,076


See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                         Nine Months Ended
                                                      -------------------------
                                                      October 2,     October 3,
                                                         1999           1998
                                                      ----------     ----------
Cash flows from operating activities:
  Net income ........................................ $  404,593     $1,084,191
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization..................  1,164,823        702,704
      Amortization of goodwill ......................     90,914            -
      Deferred compensation .........................     12,261        174,977
      Stock-based compensation expense ..............        -           87,400
      Changes in operating assets and liabilities:
        Accounts and income taxes receivable.........    631,964     (1,665,013)
        Inventories..................................   (306,973)     1,166,828
        Other current assets.........................   (247,757)      (250,454)
        Deferred tax assets..........................     (1,000)        34,300
        Other assets.................................    (23,594)        22,745
        Accounts payable.............................     57,421        (18,598)
        Accrued liabilities..........................   (334,758)       (69,836)
        Income taxes payable.........................    234,546        199,155
        Deferred compensation........................   (238,468)       (39,047)
                                                      ----------     ----------
Net cash provided by operating activities............  1,443,972      1,429,352
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets......................... (1,716,694)    (2,012,535)
  Proceeds from sales of capital assets..............        -           12,775
  Acquisition of business, net of cash acquired ..... (4,052,354)           -
                                                      ----------     ----------
Net cash used in investing activities................ (5,769,048)    (1,999,760)
                                                      ----------     ----------
Cash flows from financing activities:
  Borrowings under term loan facilities .............  2,500,000            -
  Borrowings under revolving credit facilities ......  2,500,000            -
  Repayment of borrowings under credit and
    lease facilities ................................ (1,446,290)           -
  Proceeds from the issuance of common stock.........     35,397        341,891
  Payment of dividends...............................        -           (1,009)
  Repurchase of common stock for the treasury .......   (345,423)           -
                                                      ----------     ----------
Net cash provided by financing activities ...........  3,243,684        340,882
                                                      ----------     ----------
Net decrease in cash and cash equivalents............ (1,081,392)      (229,526)
Cash and cash equivalents at beginning of year.......  1,852,666      2,414,725
                                                      ----------     ----------
Cash and cash equivalents at end of period........... $  771,274     $2,185,199
                                                      ==========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes..................................... $  139,000     $  390,000
                                                      ==========     ==========
    Interest expense................................. $  220,224     $    6,056
                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of October 2, 1999 and its results of operations and cash flows for the periods presented.

B.   Inventories

     Inventories consist of the following:
                                               October 2,         January 2,
                                                  1999               1999
                                               ----------         ----------
     Finished goods ......................     $  630,723         $  607,738
     Work in process .....................      1,737,896          1,597,215
     Raw materials and purchased parts ...      1,243,688            896,303
                                               ----------         ----------
     Total                                     $3,612,307         $3,101,256
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

                                                        Quarter Ended         Nine Months Ended
                                                     --------------------    ----------------------
                                                    October 2,  October 3,   October 2,  October 3,
                                                       1999        1998         1999        1998
                                                    ---------    ---------   ---------- -----------
     Net income ................................    $109,708     $247,803    $404,593   $1,084,191
     Foreign currency translation adjustments ..      37,464      (26,528)    (31,733)      (9,207)
                                                    --------     --------    --------   ----------
     Total comprehensive income                     $147,172     $221,275    $372,860   $1,074,984
                                                    ========     ========    ========   ==========

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

F.   Transactions with management and loan to officer-shareholder

     On May 4, 1998, the Company sold 20,000 (22,000 after giving effect to the Company's 10% stock dividend on June 5, 1998) shares of Common Stock from its treasury to Mason N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $12.75 per share (the approximate average closing price of the Company's Common Stock during the first quarter of 1998). The Company extended Mr. Carter a loan of $255,000 in connection with the purchase of these shares and amended a prior loan to Mr. Carter of $105,000. A new promissory note for a total of $360,000, due May 4, 2003, with interest payments due quarterly (except as provided below), calculated at a variable interest rate based on the prime rate of the Company's lending bank, was executed by Mr. Carter in favor of the Company. Payment of interest accrued from November 1998 until November 1999, however, will be deferred until the end of the term of the new promissory note. Payment of the loan is secured by the pledge of the 33,000 shares

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of Common Stock that were purchased by Mr.Carter with the proceeds of the loans loans. The Company recorded compensation expense of $52,000, which was charged to operations over the one-year period commencing on the date of the transaction, as Mr. Carter performed services throughout this time period. The sale of these shares of Common Stock was exempt from registration under the Securities Act of 1933, as amended, as a transaction not involving a public offering under Section 4 (2) of the Act.

G.   Acquisition of Filtran Microcircuits Inc.

     In February 1999, the Company completed the acquisition of all of the outstanding stock of privately held Filtran Microcircuits Inc. ("FMI") of Ottawa, Ontario, Canada. FMI, which had 1998 sales of approximately $3.2 million, is a manufacturer of microwave micro circuitry. The purchase price was approximately $4.5 million, net of $203,000 cash acquired and including the assumption of $451,000 existing indebtedness, and was financed by utilizing an existing unused credit facility. The acquisition is being accounted for as a purchase, and, accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their estimated fair values at the date of the acquisition, with the excess cost of approximately $3.0 million recorded as goodwill which is being amortized over 20 years.

     The unaudited pro forma combined results for the comparative periods presented for 1999 and 1998, as if FMI had been acquired at the beginning of 1998, are estimated to be as follows:

                                          Quarter Ended          Nine Months Ended
                                     ----------------------   ------------------------
                                     October 2,  October 3,   October 2,   October 3,
                                        1999        1998         1999          1998
                                     ----------  ----------   -----------  -----------
     Net sales.....................  $5,328,000  $6,284,000   $15,822,000  $19,019,000
     Net income....................     110,000     160,000       364,000      840,000
     Diluted net income per share..        $.06        $.09          $.20         $.46


     The proforma results are based on various assumptions and are not necessarily indicative of what would have actually occurred had the acquisition and related financing transactions been completed at the beginning of last year, nor are they necessarily indicative of future consolidated results.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H.   Debt

     Long-term debt consists of the following:

     Revolving credit facility, interest 1/2% below prime........  $1,500,000
     Term loan, interest 1/2% below prime, due 2004..............   2,125,000
     Equipment loans, interest prime plus 1%, due July 1999
     to May 2001.................................................      74,184
     Capital leases, interest 6.9%, due November 2003............     305,652
                                                                   ----------
                                                                    4,004,836
     Less current portion........................................     632,409
                                                                   ----------
     Long-term portion...........................................  $3,372,427
                                                                   ==========

     The term loan is secured by $2,500,000 of recently acquired tangible personal property and the equipment loans are covered by a general security agreement. The revolving credit facility is unsecured. Capital leases included in property, plant and equipment have a depreciated cost of approximately $200,000.


I.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or liability and measured at its fair value. This statement is effective for fiscal years beginning after June 15, 2000 but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on the Company's consolidated financial statements.

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



                                                           Percentage of Net Sales
                                                ---------------------------------------------
                                                   Third Quarter          Year-to-date
                                                ---------------------------------------------
                                                   Quarter Ended         Nine Months Ended
                                                ---------------------  ----------------------
                                                October 2, October 3,  October 2,  October 3,
                                                   1999       1998        1999        1998
                                                  ------     ------     ------      ------
Net sales....................................     100.0%     100.0%     100.0%      100.0%
                                                  ------     ------      -----      ------
Costs and expenses:
  Cost of sales..............................      50.6       55.7       51.7        55.2
  Selling, general and administrative........      34.2       32.7       33.2        30.5
  Research and development...................      10.8        5.5       10.0         4.5
                                                  ------     ------      -----      ------
                                                   95.6       93.9       94.9        90.2
                                                  ------     ------      -----      ------

Operating income.............................       4.4        6.1        5.1         9.8
Interest and other expense (income), net.....       1.2       (0.7)       1.0        (0.4)
                                                  ------     ------      -----      ------

Income before income taxes...................       3.2        6.8        4.1        10.2
Provision for income taxes...................       1.1        2.0        1.4         3.6
                                                  ------     ------      -----      ------

Net income...................................       2.1%       4.8%       2.7%        6.6%
                                                  ======     ======      =====      ======


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Quarter and nine months ended October 2, 1999 compared to the quarter and nine months ended October 3, 1998

     Results of operations for the quarter reflects an increase in net sales of $207,000 or 4.0%, and decreases in: operating income of $77,000 or 24.6%; net income of $138,000 or 55.7%; and diluted net income per share of $.08 or 57.1%. Nine months results of operations reflect decreases in: net sales of $1,295,000 or 7.9%; operating income of $839,000 or 52.2%; net income of $680,000 or 62.7%; and diluted net income per share of $.36 or 61.0%.

     The net sales decrease was primarily attributable to shipments against a smaller firm order backlog that existed as of the beginning of the current fiscal year, with the order release dates that coincided with production and shipment schedules, partially offset by net sales of recently acquired Filtran Microcircuits Inc. ("FMI").

     Orders received for the third quarter of 1999 of $4,446,000 increased $847,000 or 23.5% compared to orders received for the third quarter of 1998, and the backlog of firm unfilled orders at October 2, 1999 increased $1,552,000 or 24.2% to $7,975,000 for the same end of quarter comparisons, including $645,000 of backlog at recently acquired FMI. Orders received for the first nine months of 1999 were $16,999,000 and for the comparable nine-month period in 1998 increased $3,840,000 or 29.2%. Compared to year-end 1998, backlog increased $1,807,000 or 29.3%, including $645,000 of backlog at recently acquired FMI. An extended delay of or reduction in new orders for Company products could have a material financial impact on future sales and earnings. Customer requests for design work have increased and are currently under development utilizing the Company's proprietary Multi-Mix(TM) Microtechnology. This technology, which provides greater per unit content, enables the Company to enter into new markets.

     Cost of sales decreased $157,000 or 5.5% for the quarter and $1,254,000 or 13.8% for nine months. Cost of sales as a percentage of net sales decreased 5.1% to 50.6% for the quarter and 3.5% to 51.7% for nine months. Notwithstanding higher quarterly sales, the decrease in cost of sales for the third quarter was achieved from manufacturing efficiencies, reduction in labor expense, and a favorable sales product mix. For the first nine months, these decreases were primarily attributable to the effects of the decrease in sales revenue on cost of sales and a reduction in direct labor and manufacturing overhead costs partly related to efficiency improvements resulting from last year's fourth quarter restructuring. Depreciation expense increased $129,000 for the third quarter and $389,000 for the first nine months as a result of higher capital equipment

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


purchases in the current and prior years and due to the acquisition of FMI.

     Selling, general and administrative expenses increased $146,000 or 8.7% for the quarter and $20,000 for nine months, and when expressed as a percentage of net sales increased 1.5% to 34.2% for the quarter and 2.8% to 33.2% for nine months. Increases in selling expenses during the third quarter were related to higher selling and marketing expenses in connection with the Company's new Multi-Mix(TM) product line, and the inclusion of expenses from recently acquired FMI. For the first nine months, selling, general and administrative expenses increased slightly, as a result of the additional expenses incurred in the third quarter as described above, and were partially offset by a reduction in compensation costs related to last year's restructuring. Also, the increases arose from higher depreciation and amortization expenses of $61,000 for the third quarter and $160,000 for the first nine months, which included the amortization of goodwill attributable to the acquisition of FMI.

     Research and development expenses for new products, primarily the recently introduced Multi-Mix(TM) Microtechnology were $577,000 for the third quarter and $1,524,000 for the nine months, increases of $295,000 or 105% and $778,000 or 104% compared to $282,000 and $746,000 for the prior year.

     Interest expense, net was $66,000 for the third quarter and $145,000 for the first nine months of 1999 and was incurred on borrowings of $2,500,000 for capital expenditures under the term loan facility, and borrowings under its revolving credit facility in connection with the acquisition of FMI during the first quarter of 1999, partially offset by interest income. During 1998, the Company earned interest income on its invested cash balances of $37,000 and $66,000 for the corresponding quarter and nine-month periods, respectively.

     Net income of $110,000 for the third quarter was $138,000 lower than net income of $248,000 reported for the third quarter of 1998, a decrease of 55.7%. Diluted net income per share was $.06, a decrease of 57.1% compared to diluted net income per share of $.14 reported for the third quarter of last year. Net income decreased $680,000 or 62.7% to $405,000 for the first nine months of 1999 compared to $1,084,000 reported in 1998. Diluted net income per share was $.23 on a 3.0% decrease in the number of weighted average diluted common shares outstanding, compared to the diluted net income per share amount of $.59 reported for the first nine months of the prior year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     The Company had liquid resources comprised of cash and cash equivalents totaling approximately $800,000 at the end of the third quarter of 1999 compared to approximately $2,200,000 at the end of the third quarter of 1998. The Company's working capital was approximately $6,400,000 and its current ratio was
2.7 at the end of the third quarter of 1999 compared to $9,000,000 and 4.6, respectively, at the end of the third quarter of 1998.

     The Company's operating activities provided cash flows of $1,444,000 in the first nine months of 1999 compared to $1,429,000 in the first nine months of 1998. The primary reasons for the increase in operating cash flows in the first nine months of 1999 are a decrease in accounts receivable as a result of lower net sales and higher depreciation and amortization charges partially offset by decreases in net income and payments made on accounts payable, accrued liabilities and deferred compensation. The Company made net investments in property, plant and equipment of $1,717,000 in the first nine months of 1999 compared to $2,000,000 in the first nine months of 1998. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products.

     The cost to the Company for its acquisition of FMI, net of $203,000 in acquired cash and excluding the assumption of $451,000 in debt, was $4,052,000, which was financed by borrowings under a previously unused credit facility.


     The Company has a $7,000,000 revolving credit and term loan agreement with Summit Bank with an interest rate at one-half percent below the bank's floating prime rate. The Company borrowed $2,500,000 for capital expenditures under the term loan facility and $2,000,000 under its revolving credit facility in connection with the acquisition of FMI during the first quarter of 1999. The Company has repaid $500,000 in the aggregate on the revolving credit facility. The unused portion of the revolving credit facility of $3,000,000 is available for working capital and general corporate purposes.

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

     The Company has been authorized by its Board of Directors to repurchase up to 110,000 shares (adjusted for the 10% stock dividend on June 5, 1998) of its common stock, from time to time, depending on market conditions, and has repurchased approximately 68,000 shares of common stock to date. During 1999, the Company repurchased 56,000 shares of common stock at a cost of $346,000. The Company repurchased 8,000 shares of common stock during 1998, no shares during 1997, and 4,000 shares in 1996.

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

Year 2000 Readiness Disclosure

     The Company recognizes the need to assure that its operations will not be adversely impacted by Year 2000 software failures. The impact on operations has been evaluated and plans were formulated to ensure complete Year 2000 compliance by November 30, 1999. The Company's manufactured products do not contain software of any kind and therefore are not subject to Year 2000 problems. All of the Company's existing mission-critical manufacturing software and financial computer applications were made Year 2000 compliant as of December 31, 1998. Key suppliers have been contacted and have confirmed that they are Year 2000 compliant as of September 30, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


              Information Technology Systems

     Without remediation, certain of the Company's internally developed order processing and manufacturing support applications would not have been capable of processing dates beyond December 31, 1999 properly. The Company has corrected the programs, and all business order processing and manufacturing support operations applications should properly process dates beyond December 31, 1999. The Company's desktop computers and internal local area network have been checked for Year 2000 problems and none have been found. All programs purchased from third parties are believed to be Year 2000 compliant, based on certification received from the vendors.


              Non-Information Technology Systems

     Internal systems used in the Company's manufacturing processes are not date dependent. Other support systems, such as security and HVAC, have been checked and will not be adversely affected by dates beyond December 31, 1999.

             Costs to Company to Address Year 2000 Issues

     To date, the Company has expended approximately $70,000 (exclusive of internal personnel compensation costs) to perform the program remediation to non-compliant programs and for training and other consulting services. The Company estimates remaining costs to project completion to be approximately $30,000 to replace non-compliant systems that are not mission-critical.

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


Recent Accounting Pronouncements


     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 ("Accounting for Derivative Instruments and Hedging Activities"). This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or liability and measured at its fair value. This statement is effective for fiscal years beginning after June 15, 2000 but can be adopted earlier. Management has not yet determined the timing of or method to be used in adopting this statement. Management does not believe at this time that such adoption would have a material impact on the Company's consolidated financial statements.


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

PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.
-----------

3(a)(1) Amendment dated June 10,1999 to the By-laws of the Company is hereby incorporated by reference to Exhibit 3(a)(1) to the Company's Quarterly Report on Form 10-QSB dated
                  August 12, 1999.

3(a)(2) By-laws of the Company, as amended, is hereby incorporated by reference to Exhibit 3(a)(2) to the Company's Quarterly Report on Form 10-QSB dated August 12, 1999.

3(b)(1) Amendment to the Certificate of Incorporation of the Company filed on June 11, 1999 is hereby incorporated by reference to
                  Exhibit 3(b)(1) to the Company's Quarterly Report on Form 10-QSB dated August 12, 1999.

3(b)(2) Restated Certificate of Incorporation of the Company filed on June 14, 1999 is hereby incorporated by reference to
                  Exhibit 3(b)(2) to the Company's Quarterly Report on Form 10-QSB dated August 12, 1999.

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

27                Financial Data Schedule for the Third Quarter Ended
                  October 2, 1999.


(b)      Reports on Form 8-K.

        A Current Report on Form 8-K was filed on August 5, 1999 reporting the Company's results of operations for the second quarter 1999.

        A Current Report on Form 8-K was filed on November 5, 1999 reporting the Company's results of operations for the third quarter 1999.

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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: November 12, 1999            By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: November 12, 1999            By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer

                                 EXHIBIT INDEX                    Sequentially
Exhibit                                                           Numbered Page

3(a)(1) Amendment dated June 10,1999 to the By-laws of the Company is hereby incorporated by reference to Exhibit 3(a)(1) to the Company's Quarterly Report on Form 10-QSB dated
                  August 12, 1999.


3(a)(2) By-laws of the Company, as amended, is hereby incorporated by reference to Exhibit 3(a)(2) to the Company's Quarterly Report on Form 10-QSB dated August 12, 1999.

3(b)(1) Amendment to the Certificate of Incorporation of the Company filed on June 11, 1999 is hereby incorporated by reference to
                  Exhibit 3(b)(1) to the Company's Quarterly Report on Form 10-QSB dated August 12, 1999.

3(b)(2) Restated Certificate of Incorporation of the Company filed on June 14, 1999 is hereby incorporated by reference to
                  Exhibit 3(b)(2) to the Company's Quarterly Report on Form 10-QSB dated August 12, 1999.

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

27                Financial Data Schedule for the Third Quarter Ended
                  October 2, 1999.