Form 10KSB
period 2000-01-01
MERRIMAC INDUSTRIES INC
filed 2000-03-31
CIK 706864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended January 1, 2000
                               -------------------------------------------------

Commission file number         0-11201
                               -------------------------------------------------

                            Merrimac Industries, Inc.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

New Jersey                                               22-1642321
-------------------------------        -----------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

41 Fairfield Place, West Caldwell, New Jersey                      07006
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number including area code 973-575-1300
Securitiesregistered pursuant to Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
-------------------------------        -----------------------------------------
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

                    Yes      X              No
                       ----------------       ---------------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X )
                                      -----

       State registrant's revenues for its most recent fiscal year: $20,397,000

         The aggregate market value of voting stock held by non-affiliates based upon the average price of such stock as quoted on The American Stock Exchange on March 24, 2000, was $13,800,000. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates.
         Registrant's Common Stock outstanding at March 24, 2000, was 1,762,063 shares.

DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the Registrant's Annual Report to Shareholders for Fiscal Year Ended January 1, 2000, are incorporated into Parts I and II of Form 10-KSB.
         Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated into Part III of Form 10-KSB.

         Exhibit index on page 12.

                              CAUTIONARY STATEMENT

         This Annual Report on Form 10-KSB contains statements relating to future results of Merrimac (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: general economic and industry conditions; slower than anticipated penetration into the satellite communications, defense and wireless markets; the risk that the benefits expected from the acquisition of Filtran Microcircuits Inc. are not realized; the ability to protect proprietary information and technology; competitive products and pricing pressures; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in Merrimac's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and Merrimac undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I

ITEM 1.       BUSINESS

                                     GENERAL

         Merrimac Industries, Inc. ("Merrimac" or the "Company") is a leader in passive RF and microwave components for industry, government and science. Merrimac components are today found in applications as diverse as satellites, military and commercial aircraft, cellular radio systems, magnetic resonance medical diagnostic instruments, personal communications systems ("PCS") and wireless Internet connectivity.

         Merrimac has become a versatile technologically oriented company specializing in miniature radio frequency lumped-element components, integrated networks, microstrip and stripline microwave components, subsystems and ferrite attenuators. Of special significance has been the combination of two or more of these technologies into single components to achieve superior performance and reliability while minimizing package size and weight.

         In 1998, Merrimac introduced Multi-Mix(TM) Microtechnology to the marketplace. Multi-Mix(TM) is an enabling technology that employs three-dimensional designs of multiple circuit layers bonded together using a fusion bonding process to help build components and subassemblies at a fraction of the size, weight and cost of conventional microstrip and stripline products.

         In February 1999, Merrimac completed the acquisition of all the outstanding stock of Filtran Microcircuits Inc. ("FMI"), a manufacturer of microwave micro circuitry. FMI produces technically intricate microstrip, banded stripline and thick metal-backed Teflon(R) circuits for satellite, aerospace, telecommunications, automotive adaptive cruise control, navigation and defense applications worldwide. Merrimac acquired FMI to enable Merrimac to incorporate FMI's competency in fine line etching into Multi Mix(TM) Microtechnology and accelerate Merrimac's penetration into the satellite communications, defense and wireless markets. FMI is operated as a wholly owned subsidiary of Merrimac.

         Merrimac was originally incorporated as Merrimac Research and Development, a New York corporation, in 1954. Merrimac Industries was reincorporated as a New Jersey corporation in 1994.

                            DESCRIPTION OF BUSINESSES

Core Business

         In 1998, Merrimac introduced Multi-Mix(TM) Microtechnology, a new innovative process for microwave, multilayer integrated circuits and micro-multifunction modules (MMFM(TM)) and subsystems. This process is based on fluoropolymer composite substrates, which are bonded together into a multilayer structure using a fusion bonding process. The fusion process provides a homogeneous dielectric medium for superior electrical performance at microwave frequencies. This 3-dimensional Multi-Mix design consisting of stacked circuit layers permits the manufacture of components and subsystems that are a fraction of the size and weight of conventional microstrip and stripline products.

         Merrimac manufactures and sells approximately 1,500 components and subsystems used in signal processing systems (the extraction of useable information from radio signals) in the frequency spectrum of D.C. to 65 GHz. Merrimac's products are designed to process signals having wide bandwidths and are of relatively small size and lightweight. When integrated into subsystems, advantages of lower cost and smaller size are realized due to the reduced number of connectors, cases and headers. Merrimac's components range in price from $20 to $10,000 and its subsystems range from $500 to more than $100,000.

         Merrimac has traditionally developed and offered for sale products built to specific customer needs, as well as, standard catalog items. Approximately 31% of 1999 revenues were derived from initial orders for products custom designed for specific customer applications, 50% from repeat orders for such products and 19% from catalog sales.

         Merrimac maintains a current electronic catalog on its Internet website. The Merrimac catalog includes hundreds of standard components, and provides a selection of passive signal processing components. These components often form the platform-basis for customization of designs in which the size, package, finish, electrical parameters, environmental performance, reliability and other features are tailored for a specific customer application.

         Merrimac's strategy is to be a reliable supplier of high quality, technically innovative signal processing products. Merrimac coordinates its marketing, research and development, and manufacturing operations to develop new products and expand its markets. Merrimac's marketing and development activities focus on identifying and producing prototypes for new military and commercial programs and applications in aerospace, navigational systems, telecommunications and cellular analog and digital wireless telecommunications electronics. Merrimac's research and development efforts are targeted towards providing customers with more complex, reliable, and compact products at lower costs.

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

         Improved production efficiencies coupled with the capacity of the low-cost manufacturing facility in Costa Rica and more extensive use of automated test equipment such as Hewlett Packard network analyzers (models 8510, 8720 and 8735) have resulted in a considerable reduction of the set-up time to take measurements, calibrate test equipment and print out hard copy of data. In addition, computerized cost controls such as closed job history and up-to-date work in process costs are also enhancing Merrimac's competitive position. Laser marking continues to be incorporated into the process of metal packages, providing totally permanent marking, greater flexibility and lower costs. See also the discussion of CAD/CAM in "Research and Development" below.

         Merrimac has also begun to use the Internet to reach its customers more efficiently. Merrimac's On-Line Co-Design(TM) system, an innovative service, allows RF and microwave circuit designers to create and test their products on-line over the Internet. The customer uses the latest design tools from Hewlett-Packard EEsof, together with proprietary circuit elements from the Multi-Mix(TM) library of pre-engineered components and assemblies. This service allows Merrimac engineers to work more directly with customers as they design their products.

         For a discussion of financial information about Merrimac's business segments and geographic data, reference is made to Note 11 of Notes to Consolidated Financial Statements in Merrimac's Annual Report to Shareholders for the Fiscal Year Ended January 1, 2000, which note is incorporated herein by reference.

         Products

         Merrimac's major product categories are: (1) power dividers/combiners that equally divide input signals or combine coherent signals for nearly lossless power combinations; (2) I&Q networks (a subassembly of circuits which allows two information signals (incident and quadrature) to be carried on a single radio signal for use in digital communication and navigational positioning); (3) directional couplers that allow for signal sampling along transmission lines; (4) phase shifters that accurately and repeatedly alter a signal's phase transmission to achieve desired signal processing or demodulation; (5) hybrid junctions that serve to split input signals into two output signals with 0 degree phase difference or 180 degrees out of phase with respect to each other; (6) balanced mixers that convert input frequencies to another frequency; (7) variable attenuators that serve to control or reduce power flow without distortion; (8) beamformers that permit an antenna to electronically track or transmit a signal; (9) quadrature couplers that serve to split input signals into two output signals 90 degrees out of phase with respect to each other or combine equal amplitude quadrature signals; and (10) solid-state switches that control signal routing. Merrimac's other product categories include single side band modulators, image reject mixers, vector modulators and a wide variety of specialized integrated assemblies. In the last fiscal year, no one product accounted for more than ten percent of total net sales.

         Approximately 55% of Merrimac's sales in 1999 were derived from the sales of products for use in high-reliability aerospace, satellite, and missile applications. These products are designed to withstand severe environments without failure or maintenance over prolonged periods of time (from 5 to 20 years). Merrimac provides facilities dedicated to the design, development, manufacture, and testing of these products along with special program management and documentation personnel. Merrimac offers products in most of its major categories for high-reliability applications.

         Merrimac's products are also used in a broad range of other defense and commercial applications, including radar, navigation, missiles, satellites, electronic warfare and counter-measures, cellular analog and digital wireless telecommunications electronics and communications equipment. Merrimac's products are also utilized in systems to receive and distribute television signals from satellites and through other microwave networks including cellular radio.

Filtran Microcircuits Inc.

         General

         Established in 1983, FMI is a leading manufacturer of microwave micro circuitry for the high frequency communications industry. FMI produces microstrip, bonded stripline, and thick metal-backed Teflon(R) (PTFE) microcircuits for wireless telecommunications, including satellite, aerospace, PCS, fiber optic telecommunications, automotive, navigational and defense applications worldwide. FMI participates in the market for millimeter-wave applications, a technology experiencing high growth. Merrimac believes that FMI's technical capability and ability to provide the reliable processing required by customers enable it to address this market. FMI also supplies mixed dielectric multilayer and high speed interconnect circuitry to meet customer demand for high performance and cost-effective packaging.

         FMI's strong technical team, proprietary processes and equipment allow FMI to manufacture precise circuits, with edge resolution of .0005 inches or better. The accuracy provided by FMI is particularly valued by customers in high-end applications who require microwave circuitry with significant reliability.

         FMI, through its innovative processing, has developed a proprietary sodium etch formulation for plated-through hole ("PTH") and edge plating which gives tight control of processing, thereby easing the difficult process of achieving reliable plated through holes. FMI has also successfully pioneered sputtering techniques for PTH applications on thick-metal backed PTFE circuitry that offer superior reliability, performance and mechanical strength.

         FMI has also achieved significant results in the area of accuracy of circuit board imaging. FMI employs specially developed processes using liquid photo-resists and high-intensity, collimated UV exposure techniques in fine line processing for both single and double-sided PTH boards.

         Products

         FMI produces precision microwave circuitry, having operating frequencies that typically range from 500 MHz to 100 GHz, through the processing of microstrip, bonded stripline, thick metal-backed

PTFE and mixed dielectric multilayer. FMI also produces aluminum, copper and brass backed circuits. Although FMI generally purchases pre-bonded materials, it also has the capability to bond substrates to thick metal carriers when requested by customers. FMI also processes hard substrates such as ceramic, ferrite and glass.

         FMI has developed innovative processing that provides customers with reliable and high performance circuitry. FMI has the capability to process: (1) 1 mil lines and spaces with +/- 2 mil tolerance; (2) embedded resistors; (3) proprietary sodium etch formulation for reliable PTH and edge plating; (4) proprietary sputtering techniques for blind holes in thick metal-backed PTFE;
(5) proprietary copper Thin Film metallization on ceramic; (6) high purity, wire-bondable gold; and (7) aspect ratios up to 10:1. FMI has machining capabilities in computer numerically controlled routing, milling and laser machining. Machining tolerance ranges from +/- .005 inches to +/- .001 inches.

         FMI maintains a quality assurance program which involves a stringent program of in-house inspection to assure that, when customers request specified standards based on certain needs, such as MIL-P-5510, IPC-RB-276 and IPC-HF-318, FMI meets such standards.

         Worldwide applications include: millimeter wave (PCS backhaul, local and multipoint distribution systems automotive radar, sensors and point to multipoint), satellite, aerospace, automotive and defense.

Marketing

         Merrimac markets its products in the United States and Canada directly to customers through a marketing staff comprised of 16 employees, including five employees located at FMI in Ottawa, Canada, and through 22 independent domestic sales organizations. Merrimac utilizes approximately 19 independent sales organizations to market its products elsewhere in the world. Merrimac's marketing program focuses on identifying new programs and applications for which Merrimac can develop prototypes leading to volume production orders.

         Merrimac's customers are primarily major industrial corporations that integrate Merrimac's products into a wide variety of defense and commercial systems. Merrimac's customers include Raytheon, Boeing, Northrop Grumman, Lockheed Martin, Harris Corp., Litton Industries, Hughes Aircraft, TRW, Southwest Research and Motorola. Sales to any one foreign country did not exceed 10% of net sales for 1999, 1998 or 1997. Sales to Hughes Aircraft in 1999 and 1998 were 10.9% of net sales, sales to Boeing Aircraft were 10.4% in 1999 and sales to Lockheed Martin in 1998 and 1997 amounted to 10.0% and 13.4% of net sales, respectively.

         FMI's key customers include Telaxis Corporation, M/A Com, Inc., Communication Techniques Inc., IntegraTech, Sierracom, Filtronic Solid State, Nortel Networks and Raytheon.

         Merrimac has a uniform resource locator ("URL") Internet address (www.merrimacind.com) and has established a commercial presence on the World Wide Web. Merrimac's product catalog is available on the Merrimac website.

Research and Development

         During fiscal 1999, 1998 and 1997, research and development expenditures amounted to $2,096,000, $1,053,000 and $556,000, respectively. Merrimac plans to commit development funds at the same level in 2000 as in 1999, which funds were expended for new Multi-Mix(TM) Microtechnology, and will focus its efforts on new product development for specific customer applications requiring integration of circuitry and further miniaturization, precision and volume applications.

         Merrimac's research and development activities include the development of prototypes for new programs and applications and the implementation of new technologies to enhance Merrimac's competitive position. Projects focusing on surface mounted devices, multilayer, and micro-electronic assemblies are directed toward development of more circuitry in smaller, lower cost, and more reliable packaging that is easier for customers to integrate into their products. Merrimac continues to expand its use of computer aided design and manufacturing (CAD/CAM) in order to reduce design and manufacturing costs as well as development time. Current research and development programs at FMI include: laser machining, resistors on organic materials, high-resolution circuit techniques, resistor trimming and electroless nickel on aluminum housings.

Backlog

         Merrimac manufactures specialized components and subsystems pursuant to firm orders from customers and standard components for inventory. At January 1, 2000, Merrimac had a firm backlog of orders of approximately $6,118,000. Merrimac estimates that approximately 90% of the orders in its backlog as of January 1, 2000, will be shipped within one year. Merrimac does not consider its business to be seasonal.

Competition

         Merrimac encounters competition in all aspects of its business. Merrimac competes both domestically and internationally in the military and commercial markets and specifically within the aerospace and telecommunications areas. Merrimac's competitors consist of entities of all sizes. Occasionally, smaller companies offer lower prices due to lower overhead expenses, and generally, larger companies have greater financial and operating resources than Merrimac and well-recognized brand names. Merrimac competes with all such corporations on a basis of technological performance, quality, reliability and dependability in meeting shipping schedules as well as on the basis of price. Merrimac believes that its performance with respect to the above factors have served well in earning the respect and loyalty of many customers in the industry. These factors have enabled Merrimac over the years to successfully maintain a stable customer base and have directly contributed to Merrimac's ability to attract new customers.

Manufacturing, Assembly and Source of Supply

         Manufacturing operations consist principally of design, assembly and testing of components and subsystems built from purchased electronic materials and components, fabricated parts, and printed circuits. Manual and semi-automatic methods are utilized depending principally upon production volumes. Merrimac has its own machine shop employing CAD/CAM techniques and etching facilities to handle soft and hard substrate materials. In addition, Merrimac maintains testing and inspection procedures intended to minimize production errors and enhance product reliability. Merrimac began manufacturing in Costa Rica in the second half of 1996. In January 1998, these operations were moved to a larger facility.

         FMI's manufacturing facility consists of CAD/CAM, chemical and mechanical processes, quality systems and R&D of bare circuit board materials specifically selected for high frequency applications. Manual and automatic methods are utilized depending upon the circuit volumes, complexity and existing technologies available to the printed wiring board industry. During the past year, FMI has added new equipment and procedures to reduce cost and improve efficiencies in operations. Notably, FMI added a new PTH line, a new gold plating line and a laser-machining center. Merrimac is working towards ISO 9002 certification, targeted for the second half of 2000.

         Microwave materials used in FMI's products are available from Rogers, Arlon and Taconic. Laminate materials are available from a small number of qualified suppliers. The suppliers that provide materials to FMI specialize in the manufacture of microwave materials. Customers often direct FMI to use a particular vendor for laminates based upon particular design specifications.

         During 1999, Merrimac continued to implement programs to improve the efficiency of manufacturing operations and reduce costs. Merrimac continues to establish more stringent procedures and documentation standards to provide for the prompt transfer of the production of prototype products from engineering to manufacturing. In October of 1999 Factory Mutual Research awarded the ISO 9001 certification to Merrimac's Multi-Mix(TM) Microtechnology Group manufacturing facility. The ISO 9001 certification verifies that the Multi-Mix(TM) Microtechnology Group of Merrimac complies with the internationally recognized standard for quality systems and the model for quality assurance in design, development, production, installation and servicing. Merrimac's manufacturing subsidiary located in Costa Rica obtained ISO 9002 certification prior to fiscal 1999.

         Generally, Merrimac uses manufacturing cost savings to enhance its competitive position.

         Electronic components and raw materials used in Merrimac's products are generally available from a sufficient number of qualified suppliers. Some materials are standard items. Subcontractors manufacture certain materials to Merrimac's specifications. Merrimac is not dependent upon any single supplier for any of its components or materials.

Employee Relations

         As of January 1, 2000, Merrimac employed approximately 220 full time persons, including employees of its subsidiary, FMI. 30 of Merrimac's employees are employed at Merrimac's Costa Rica facility. None of Merrimac's employees are represented by a labor organization. Merrimac has never experienced a work stoppage or interruption due to a labor dispute. Management believes that its relations with its employees are satisfactory.

Patents

         Merrimac owns 18 patents with respect to certain inventions it developed. No assurance can be given that the protection that Merrimac has acquired through patents is sufficient to deter others, legally or otherwise, from developing or marketing competitive products. There can be no assurance that any of the patents will be found valid, if validity is challenged. Although Merrimac has from time to time filed patent applications in connection with the inventions which it believes are patentable, there can be no assurance that these applications will issue into patents.

ITEM 2.       DESCRIPTION OF PROPERTY

         Merrimac's administrative offices, research and principal production facilities are located in West Caldwell, New Jersey, on a five-acre parcel owned by Merrimac. A 12,000 square-foot plant was built in November 1966; a 13,500 square-foot addition was completed in December 1971; and a 26,500 square-foot addition was completed in July 1980, aggregating 52,000 square-feet presently.

         Merrimac owns all of its land, buildings, laboratories, production and office equipment, as well as its furniture and fixtures in West Caldwell, New Jersey. Merrimac believes that its plant and facilities are well suited for Merrimac's business and are properly utilized, suitably located and in good condition.

         In December 1997, Merrimac entered into a new five-year lease for a 17,000 square-foot manufacturing facility in Costa Rica. The previous lease was for a 3,000 square-foot facility.

         In February 1999, Merrimac entered into a seven-year lease on a 20,000 square-foot manufacturing facility in Ottawa, Ontario, Canada in connection with Merrimac's acquisition of FMI.

         Merrimac does not make any investments in real estate other than in connection with its operations.

ITEM 3.       LEGAL PROCEEDINGS

         Merrimac is a party to lawsuits, both as a plaintiff and a defendant, arising in the normal course of business. It is the opinion of Merrimac management that the disposition of these various lawsuits will not individually or in the aggregate have a material adverse effect on the consolidated financial position or the results of operations of Merrimac.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Merrimac's Common Stock has been listed and traded on The American Stock Exchange since July 11, 1988, under the symbol MRM. On March 24, 2000, Merrimac had approximately 200 holders of record. Merrimac believes there are approximately 1300 additional holders in "street name" through broker nominees.

         Reference is made to the table captioned "Quarterly Common Stock Data" of Merrimac's Annual Report to Shareholders for the Fiscal Year Ended January 1, 2000, filed as Exhibit 13 hereto (the "Annual Report"), which is incorporated herein by reference, for information with respect to the high and low bid prices of Merrimac's Common Stock during the past two fiscal years.

         Reference is made to Note 9 of Notes to Consolidated Financial Statements in the Annual Report to Shareholders, which note is incorporated herein by reference for information with respect to payment of cash dividends in 1998 and 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report, which information is incorporated herein by reference.

ITEM 7.       FINANCIAL STATEMENTS

         Reference is made to the information in the Report of Independent Public Accountants, the Consolidated Statements of Operations and Comprehensive Income, Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flows and Notes to Consolidated Financial Statements contained in the Annual Report, which information is incorporated herein by reference with respect to Merrimac's financial position as of January 1, 2000, and January 2, 1999, and the results of operations and cash flows for the years ended January 1, 2000, January 2, 1999, and January 3, 1998, and the report of Arthur Andersen LLP. For unaudited selected quarterly financial data, see the table captioned "Quarterly Financial Information" contained in the Annual Report, which table is incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Pursuant to General Instruction E3 to Form 10-KSB, portions of information required by Items 9-12 and indicated below are hereby incorporated by reference to Merrimac's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (the "Proxy Statement") which Merrimac will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information under the caption "Election of Directors" contained in the Proxy Statement with respect to the Board of Directors is incorporated herein by reference.

         The following is a list of Merrimac's executive officers, their ages and their positions as of January 1, 2000. Generally each executive officer is elected for a term of one year at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.


Name                                   Age          Position
----                                   ---          --------

Mason N. Carter                        53           Chairman, President and
                                                      Chief Executive Officer

Robert V. Condon                       53           Vice President, Finance,
                                                      Treasurer,Secretary and
                                                      Chief Financial Officer

Richard E. Dec                         56           Vice President, Marketing

Brian R. Dornan                        51           Vice President, Research
                                                      and Development

Reynold K. Green                       41           Vice President, Sales

James J. Logothetis                    39           Vice President, Advanced
                                                      Technology

Joseph McAndrew                        45           Vice President, Multi-Mix
                                                      (TM)Operations

Dr. Kovilvila N. Ramachandran          59           President and Technical
                                                      Director, FMI

Crag A. Sutton                         42           Chief Executive Officer, FMI


Family Relationships

         There are no family relationships among the officers listed.

Business Experience of Executive Officers During Past Five Years

         Mr. Carter has served as Chairman of the Board since July 24, 1997, and President and Chief Executive Officer ("CEO") since December 16, 1996. From 1994 to 1996, he was President of the Products and Systems Group of Datatec Industries, Inc., Fairfield, New Jersey, a leading provider of data network implementation services.

         Mr. Condon has been Vice President, Finance and Chief Financial Officer ("CFO") since joining Merrimac in March 1996 and was appointed Secretary and Treasurer in January 1997. Prior to joining Merrimac, he was with Berkeley Educational Services as Vice President, Finance, Treasurer and CFO from 1995 to February 1996.

         Mr. Dec has been Vice President, Marketing since joining Merrimac in March 1997. Prior to joining Merrimac, he was with Kinley & Manbeck, Inc. a business process re-engineering and systems implementation consulting company as Vice President of Business Development from April 1996 to March 1997. From 1995 to March 1996, he was National Account Manager, Product and Systems Group for Datatec Industries, Inc.

         Mr. Dornan has been Vice President, Research and Development of Merrimac since February 1998 and was Group Vice President of Technology and Engineering of Merrimac from October 1996 to February 1998. He had been Group Vice President of Manufacturing from 1986 to October 1996.

         Mr. Green has been Vice President, Sales since March 1997 and from April 1996 to March 1997 he was Vice President of Manufacturing. He was a member of the Board of Directors from April 1996 to May 1997 and did not seek re-election to the Board. Prior to April 1996, Mr. Green held positions of Director of Manufacturing, National Sales Manager and Director of Quality Control and High-Reliability Services at Merrimac.

         Mr. Logothetis was appointed Vice President, Advanced Technology in May 1998 after rejoining Merrimac in January 1997 to serve as Director, Advanced Technology. Prior to rejoining Merrimac, he served as a director for Electromagnetic Technologies, Inc. in 1995 and became Vice President of Microwave Engineering at such corporation in 1996.

         Mr. McAndrew was appointed Vice President, Multi-Mix(TM) Operations in June 1999 after serving as Director of Manufacturing Engineering from 1997 to 1999. From 1984 through 1997, Mr. McAndrew held various engineering positions at Merrimac including Manager, Manufacturing and Process Engineering.

         Dr. Ramachandran has been President of FMI since January 1996 and has been Technical Director of FMI since co-founding FMI in 1983. Dr. Ramachandran served as a member of FMI's Board of Directors prior to Merrimac's acquisition of FMI. Prior to 1983, Dr. Ramachandran held a position at the National Research Council of Canada.

         Mr. Sutton has been Chief Executive Officer of FMI since January 1996. From 1986 to January 1996, Mr. Sutton held the position of General Manager of FMI. Prior to Merrimac's acquisition of FMI, Mr. Sutton served as a member of FMI's Board of Directors.

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

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      Exhibit No.
      -----------

         3(a) By-laws of Merrimac, as amended, is hereby incorporated by reference to Exhibit 3(a)(2) to Merrimac's Quarterly Report on Form 10-QSB dated August 12, 1999.

         3(b) Restated Certificate of Incorporation of Merrimac filed on June 14, 1999, is hereby incorporated by reference to Exhibit 3(b)(2) to Merrimac's Quarterly Report on Form 10-QSB dated August 12, 1999.

         4(a) Shareholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K dated March 9, 1999.

         4(b) Amendment No. 1 dated as of June 9, 1999, to the Shareholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K dated June 9, 1999.

         10(a) Stock Purchase Agreement dated as of December 15, 1998, among Merrimac, FMI and the shareholders of FMI and others party thereto is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Annual Report on Form 10-KSB dated March 30, 1999.

         10(b) Profit Sharing Plan of Merrimac is hereby incorporated by reference to Exhibit 10(n) to Merrimac's Registration Statement on Form SO-1 (No. 2-79455).*

         10(c) 1983 Key Employees Stock Option Plan of Merrimac effective March 21, 1983, is hereby incorporated by reference to Exhibit 10(m) to Merrimac's Annual Report on Form 10-KSB dated March 31, 1983.*

         10(d) 1993 Stock Option Plan of Merrimac effective March 31, 1993, is hereby incorporated by reference to
                           Exhibit 4(c) to Merrimac's Registration Statement on Form S-8 (No. 33-68862) dated September 14, 1993.*

         10(e) 1997 Long-Term Incentive Plan of Merrimac is hereby incorporated by reference to Exhibit (a) to Merrimac's Proxy Statement dated May 12, 1997.*

         10(f) Resolutions of the Stock Option Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1983 Key Employees Stock Option Plan of Merrimac, the 1993 Stock Option Plan of Merrimac and the 1997 Long-Term Incentive Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(f) to Merrimac's Annual Report on Form 10-KSB dated March 30, 1999.*

         10(g)(1) 1995 Stock Purchase Plan of Merrimac is hereby incorporated by reference to Exhibit A of the Proxy Statement of Merrimac dated March 17, 1995.*

         10(g)(2) Resolutions of the Stock Purchase Plan Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1995 Stock Purchase Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to
                           Exhibit 10(g)(2) to Merrimac's Annual Report on Form 10-KSB dated March 30, 1999.*

         10(h)(1) 1996 Stock Option Plan for Non-Employee Directors of Merrimac is hereby incorporated by reference to
                           Exhibit 10(d) to Merrimac's Annual Report on Form 10-KSB dated March 24, 1997.*

         10(h)(2) Resolutions of the Board of Directors of Merrimac, adopted June 3, 1998, amending the 1996 Stock Option Plan for Non-Employee Directors of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(h)(2) to Merrimac's Annual Report on Form 10-KSB dated March 30, 1999.*

         10(i) Amended and Restated Employment Agreement dated as of January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to
                           Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB dated August 14, 1998.*

         10(j) Stock Purchase Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(b) to Merrimac's Quarterly Report on Form 10-QSB dated August 14, 1998.*

         10(k) Amended and Restated Pledge Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(c) to Merrimac's Quarterly Report on Form 10-QSB dated August 14, 1998.*

         10(l) Amended Promissory Note dated as of May 4, 1998, executed by Mason N. Carter in favor of Merrimac is hereby incorporated by reference to Exhibit 10(l) to Merrimac's Annual Report on Form 10-KSB dated March 30, 1999.*

         10(m) Registration Rights Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(e) to Merrimac's Quarterly Report on Form 10-QSB dated August 14, 1998.*

         10(n)(1) Form of Severance Agreement entered into with certain officers of Merrimac is hereby incorporated by reference to Exhibit 10(i) to Merrimac's Annual Report on Form 10-KSB dated March 30, 1998.*

         10(n)(2) Schedule of officers with substantially identical agreements to the form filed as Exhibit 10(n)(1) hereto is hereby incorporated by reference to
                           Exhibit 10(j) to Merrimac's Annual Report on Form 10-KSB dated March 30, 1998.*

         10(o) Consulting Agreement dated as of January 1, 1998, between Merrimac and Arthur A. Oliner is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB dated May 14, 1998.*

         10(p) Separation Agreement dated as of December 31, 1998, between Merrimac and Eugene W. Niemiec is hereby incorporated by reference to Exhibit 10(p) to Merrimac's Annual Report on Form 10-KSB dated March 30, 1999.*

         10(q) Stockholder's Agreement dated as of October 30, 1998, between Merrimac and Charles F. Huber, II is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB dated November 16, 1998.

         10(r) Separation Agreement dated as of December 16, 1998, between Merrimac and Jacob Lin is hereby incorporated by reference to Exhibit 10(r) to Merrimac's Annual Report on Form 10-KSB dated March 30, 1999.*

         10(s) Shareholder's Agreement dated as of June 3, 1999, among Merrimac, William D. Witter, Inc. and
                           William D. Witter is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB dated August 12, 1999.

         13 Portions of Merrimac's Annual Report to Shareholders for Fiscal Year Ended January 1, 2000.

         21                Subsidiaries of Merrimac.

         23                Consent of Arthur Andersen LLP.

         27                Financial Data Schedule for Fiscal Year Ended
                           January 1, 2000.


_________________

         *Indicates that exhibit is a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

                  A Current Report on Form 8-K was filed on November 5, 1999, reporting Merrimac's results of operations for the third quarter 1999.

                  A Current Report on Form 8-K was filed on March 22, 2000, reporting Merrimac's results of operations for the fourth quarter and 1999 fiscal year.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MERRIMAC INDUSTRIES, INC.
                                  ------------------------------------
                                              (Registrant)

Date: March 30, 2000              By:  /s/  Mason N. Carter
                                     ---------------------------------
                                            Mason N. Carter
                                            Chairman, President and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Date                       Title
---------                           ----                       -----

/s/ Mason N. Carter             March 30, 2000                 Director
------------------------
(Mason N. Carter)

/s/ Albert H. Cohen             March 30, 2000                 Director
------------------------
(Albert H. Cohen)

/s/ Edward H. Cohen             March 30, 2000                 Director
------------------------
(Edward H. Cohen)

/s/ Joel H. Goldberg            March 30, 2000                 Director
------------------------
(Joel H. Goldberg)

/s/ Arthur A. Oliner            March 30, 2000                 Director
------------------------
(Arthur A. Oliner)

/s/ Robert V. Condon            March 30, 2000                 Vice President,
------------------------                                         Finance,
(Robert V. Condon)                                             Treasurer,
                                                               Secretary
                                                               and Chief
                                                               Financial Officer