Form 10QSB
period 2000-04-01
MERRIMAC INDUSTRIES INC
filed 2000-05-15
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended April 1, 2000      Commission file No. 0-11201
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
   Yes X   No
      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding at May 12, 2000
-----------------------------                  -------------------------------
Common Stock ($.50 par value)                             2,149,382

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                 (Unaudited)
                                 -----------
                                                        April 1,   January 1,
                                                          2000       2000
                                                      -----------  -----------
ASSETS
------
Current assets:
  Cash and cash equivalents .......................   $ 1,148,853  $ 1,108,141
  Accounts receivable, net.........................     3,432,023    3,774,796
  Inventories .....................................     3,161,780    2,913,423
  Income tax refund receivable.....................       401,241      427,330
  Other current assets ............................       407,501      386,507
  Deferred tax assets .............................       744,000      744,000
                                                      -----------  -----------
      Total current assets ........................     9,295,398    9,354,197
                                                      -----------  -----------
Property, plant and equipment .....................    19,494,745   19,213,264
  Less accumulated depreciation ...................    11,769,459   11,337,477
                                                      -----------  -----------
    Property, plant and equipment, net.............     7,725,286    7,875,787
Other assets ......................................       575,015      563,507
Goodwill, net......................................     2,994,903    3,047,623
                                                      -----------  -----------
      Total Assets ................................   $20,590,602  $20,841,114
                                                      ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Current portion of long-term debt ...............   $ 2,611,696  $ 2,627,267
  Accounts payable ................................     1,063,973    1,164,584
  Accrued liabilities .............................     1,371,717    1,311,791
  Income taxes payable.............................        16,884          -
                                                      -----------  -----------
      Total current liabilities ...................     5,064,270    5,103,642
Long-term debt, net of current portion ............     1,583,302    1,769,447
Deferred compensation .............................       223,832      234,734
Deferred tax liabilities ..........................       232,000      232,000
                                                      -----------  -----------
      Total liabilities ...........................     7,103,404    7,339,823
                                                      -----------  -----------
Shareholders' equity:
  Common stock, par value $.50 per share:
    Authorized:  5,000,000 shares
    Issued:  2,705,806 and 2,698,309 shares .......     1,352,903    1,349,154
  Additional paid-in capital ......................    11,295,513   11,256,532
  Retained earnings ...............................     9,027,923    9,192,310
  Accumulated comprehensive income.................       123,770      142,589
                                                      -----------  -----------
                                                       21,800,109   21,940,585
  Less treasury stock, at cost:
    943,904 and 958,904 shares ....................    (7,952,911)  (8,079,294)
  Less loan to officer-shareholder ................      (360,000)    (360,000)
                                                      -----------  -----------
     Total shareholders' equity ...................    13,487,198   13,501,291
                                                      -----------  -----------
     Total Liabilities and Shareholders' Equity ...   $20,590,602  $20,841,114
                                                      ===========  ===========


See accompanying notes.

                              MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             and COMPREHENSIVE INCOME
                       -------------------------------------
                                   (Unaudited)
                                   -----------


                                                         Thirteen Weeks Ended
                                                       -----------------------
                                                        April 1,     April 3,
                                                         2000         1999
OPERATIONS                                             -----------------------
Net sales ...................................          $4,911,373   $4,738,531
                                                       ----------   ----------
Costs and expenses:
  Cost of sales .............................           2,436,347    2,426,740
  Selling, general and administrative .......           1,983,612    1,546,468
  Research and development ..................             355,970      394,260
  Amortization of goodwill...................              39,340       14,522
  Restructuring charge.......................             315,000          -
                                                        ----------   ----------
                                                        5,130,269    4,381,990
                                                       ----------   ----------

Operating income (loss)......................            (218,896)     356,541
Interest and other expense, net .............              80,491       23,575
                                                       ----------   ----------
Income (loss) before income taxes ...........            (299,387)     332,966
Provision (benefit) for income taxes ........            (135,000)     120,000
                                                       ----------   ----------
Net income (loss)............................          $ (164,387)  $  212,966
                                                       ==========   ==========

Net income (loss) per common share:
  Basic......................................               $(.09)        $.12
                                                            =====         ====
  Diluted....................................               $(.09)        $.12
                                                            =====         ====
Weighted average number of
 shares outstanding:
  Basic......................................           1,747,147    1,768,532
                                                       ==========   ==========
  Diluted....................................           1,816,849    1,768,793
                                                       ==========   ==========
COMPREHENSIVE INCOME

Net income (loss)............................          $ (164,387)  $  212,966
Other comprehensive income, net of tax:
  Foreign currency translation adjustments...             (18,819)     (35,524)
                                                       ----------   ----------
Comprehensive income (loss)..................          $ (183,206)  $  177,442
                                                       ==========   ==========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                         Thirteen Weeks Ended
                                                      -------------------------
                                                       April 1,       April 3,
                                                         2000           1999
                                                      ----------     ----------
Cash flows from operating activities:
  Net income (loss).................................. $ (164,387)    $  212,966
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization..................    431,985        329,003
      Amortization of goodwill ......................     39,340         14,522
      Deferred compensation .........................      3,274          4,097
      Changes in operating assets and liabilities
       net of acquisition in 1999:
        Accounts and income taxes receivable.........    368,169        373,736
        Inventories..................................   (248,357)        27,893
        Other current assets.........................    (20,858)        21,908
        Deferred tax assets..........................         -          (1,972)
        Other assets.................................    (11,508)       110,435
        Accounts payable.............................   (100,610)      (354,614)
        Accrued liabilities..........................    245,426       (266,783)
        Income taxes payable.........................     16,884         86,847
        Deferred compensation........................   (199,676)      (199,000)
                                                      ----------     ----------
Net cash provided by operating activities............    359,682        359,038
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets.........................   (281,481)      (594,831)
  Acquisition of business............................         -      (4,673,794)
  Cash acquired with acquisition.....................         -         203,323
                                                      ----------     ----------
Net cash used in investing activities................   (281,481)    (5,065,302)
                                                      ----------     ----------
Cash flows from financing activities:
  Borrowing under term loan..........................         -       2,500,000
  Borrowing under revolving credit facility..........         -       2,000,000
  Debt assumed with acquisition......................         -         451,126
  Repayment of borrowings............................   (201,716)      (137,046)
  Proceeds from the issuance of common stock.........    169,111          9,869
  Repurchase of common stock for the treasury .......         -        (328,898)
                                                      ----------     ----------
Net cash provided by (used in) financing activities..    (32,605)     4,495,051
                                                      ----------     ----------
Effect of exchange rate changes......................     (4,884)        10,288
                                                      ----------     ----------
Net increase (decrease) in cash and cash equivalents.     40,712       (200,925)
Cash and cash equivalents at beginning of year.......  1,108,141      1,852,666
                                                      ----------     ----------
Cash and cash equivalents at end of period........... $1,148,853     $1,651,741
                                                      ==========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes..................................... $       -      $   10,000
                                                      ==========     ==========
    Loan interest.................................... $   88,673     $   54,732
                                                      ==========     ==========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore, do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of April 1, 2000 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for January 1, 2000. Certain prior year amounts have been reclassified in order to conform to current-year presentation.

B.   Acquisition of Filtran Microcircuits Inc.

     In February 1999, the Company completed the acquisition of all of the outstanding stock of privately held Filtran Microcircuits Inc. ("FMI") of Ottawa, Ontario, Canada. FMI, which had 1998 sales of approximately $3.2 million, is a manufacturer of microwave micro-circuitry. The purchase price of approximately $4,700,000 which included $203,000 cash acquired and included the assumption of $451,000 existing indebtedness, was financed by utilizing an existing unused credit facility. The acquisition has been accounted for as a purchase, and, accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their estimated fair values at the date of the acquisition, with the excess cost of $3,179,000 recorded as goodwill which is being amortized over 20 years.

     The unaudited pro forma combined results for the comparative period presented for 1999, as if FMI had been acquired at the beginning of 1999, are estimated to be as follows:

                                        Quarter Ended
                                        -------------
                                           April 3,
                                             1999
                                        -------------
     Net sales........................   $5,369,000
     Net income.......................      152,000
     Diluted net income per share.....         $.09


     The proforma results are based on various assumptions and are not necessarily indicative of what would have actually occurred had the acquisition and related financing transactions been completed at the beginning of last year, nor are they necessarily indicative of future consolidated results.

C.   Inventories

     Inventories consist of the following:
                                                April 1,          January 1,
                                                  2000               2000
                                               ----------         ----------
     Finished goods ......................     $  603,759         $  666,186
     Work in process .....................      1,219,709          1,004,037
     Raw materials and purchased parts ...      1,338,312          1,243,200
                                               ----------         ----------
     Total                                     $3,161,780         $2,913,423
                                               ==========         ==========

Total inventories are net of valuation allowances for obsolescence of $1,214,000 at April 1, 2000 and $1,166,000 at January 1, 2000.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


D.   Net income (loss) per common share

     Effective January 3, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share," which establishes the new standard for computation and presentation of net income per common share. Under the standard, both basic and diluted net income per common share are presented.

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

E.   Comprehensive income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 defines comprehensive income, which includes items in addition to those reported in the statement of operations, and requires disclosures about the components of comprehensive income. Comprehensive income includes all changes in shareholders' equity during a period except those resulting from investments by or distributions to shareholders. The Company has determined that the components of other comprehensive income impacting the Company consists primarily of foreign currency translation adjustments.

F.   Accounting period

     The Company's fiscal year is the 52-53 week period ending on the Saturday closest to December 31. The Company has quarterly dates that correspond with the Saturday closest to the last day of each calendar quarter and each quarter consists of 13 weeks in a 52-week year. Every fifth year, the additional week to make a 53-week year (fiscal year 1997 was the last and fiscal year 2002 will be the next) is added to the fourth quarter, making such quarter consist of 14 weeks.

G.   Transactions with management and loan to officer-shareholder

     On May 4, 1998, the Company sold 20,000 (22,000 after giving effect to the Company's 10% stock dividend on June 5, 1998) shares of Common Stock from its treasury to Mason N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $12.75 per share (the approximate average closing price of the Company's Common Stock during the first quarter of 1998). The Company extended Mr. Carter a loan of $255,000 in connection with the purchase of these shares and amended a prior loan to Mr. Carter of $105,000. A new promissory note for a total of $360,000, due May 4, 2003, with interest payments due quarterly (except as provided below), calculated at a variable interest rate based on the prime rate of the Company's lending bank, was executed by Mr. Carter in favor of the Company. Payment of interest accrued from November 1998 until November 1999, however, will be deferred until the end of the term of the new promissory note. Payment of the loan is secured by the pledge of the 33,000 shares of Common Stock that were purchased by Mr. Carter with the proceeds of the loans. The Company recorded compensation expense of $52,000. The sale of these shares of Common Stock was exempt from registration under the Securities Act of 1933, as amended ("the Act"), as a transaction not involving a public offering under Section 4 (2) of the Act.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H.   Current and Long-term debt

     The Company was obligated under the following debt instruments at April 1 and January 1, 2000:

                                                                    April 1,     January 1,
                                                                      2000           2000
                                                                   ----------    ----------

     Summit Bank:
     Revolving credit facility, interest 1/2% below prime,
          due June 2000..........................................  $2,000,000    $2,000,000
     Term loan, interest 1/2% below prime, due December 2003.....   1,875,000     2,041,667
     The Bank of Nova Scotia:
     Equipment loans, interest prime plus 1%, due November 2000..      39,520        56,042
     Capital leases, interest 7.0%, due October 2003.............     280,478       299,005
                                                                   ----------    ----------
                                                                    4,194,998     4,396,714
     Less current portion........................................   2,611,696     2,627,267
                                                                   ----------    ----------
     Long-term portion...........................................  $1,583,302    $1,769,447
                                                                   ==========    ==========

     The Company is presently in the process of extending its revolving credit facility due date to June 2001. The full amount outstanding of the revolving credit facility was repaid April 7, 2000 (see Note J. Subsequent Event).

     The Company has entered into a $7,000,000 revolving credit and term loan agreement with Summit Bank. Up to $2,500,000 was available at April 1, 2000 ($4,500,000 as of April 7, 2000) for future borrowing needs of the Company.

     The term loan is secured by $2,500,000 of tangible personal property and the equipment loans are covered by a general security agreement. The revolving credit facility is unsecured.

     At April 1 and January 1, 2000, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

     Capital leases included in property, plant and equipment have a depreciated cost of approximately $121,000 at April 1 and $138,000 at January 1, 2000.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


I.  Restructuring and related charges

     As a result of accelerating the transfer of increased levels and complexity of production to the Company's Costa Rica manufacturing facility, the Company implemented a reduction of its workforce and provided severance benefits to certain employees during the first quarter of 2000. The restructuring charge for the first quarter of 2000 was $315,000, and charges net of tax benefits of $189,000 or $.10 diluted per share. The reduction in workforce affected fifteen persons, primarily electronic components manufacturing labor, and $123,000 has been paid through April 1, 2000. The remaining balance of $192,000 of severance benefits and other costs pursuant to the restructuring plan is expected to be paid during fiscal 2000.

J.   Subsequent event

     The Company entered into a stock purchase and exclusivity agreement on April 7, 2000 with Ericsson Microelectronics, A.B. ("Ericsson") and Ericsson Holding International, B.V. ("EHI") pursuant to which the Company sold to EHI 375,000 shares of Company Common Stock from its treasury, representing approximately 17.5% of the Company's outstanding common stock after giving effect to the sale, for an aggregate cash purchase price of $3,375,000. The stock purchase and exclusivity agreement also provides that the Company will design, develop and produce exclusively for Ericsson Multi-Mix(TM) products that incorporate active RF power transistors for use in wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth transceivers and that the Company will generally be the priority supplier for such products. Accordingly, Ericsson will receive first priority on all Multi-Mix(TM) resources of the Company and will have priority access to FMI's proprietary technology and manufacturing capabilities.

     In connection with EHI's purchase of the Company's Common Stock, the Company and EHI also entered into a registration rights agreement which provides EHI with two demand registrations at any time following April 7, 2002.

K.   Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or liability and measured at its fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133 an amendment of FASB Statement No. 133," which defers implementation of Statement No. 133 until fiscal years beginning after June 15, 2000. The Company has reviewed Statement No. 133 and has not yet determined the impact, timing of or method to be used in adopting this statement.

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



                                                     Percentage of Net Sales
                                                     -----------------------
                                                          Quarter 1
                                                     -----------------------
                                                      Thirteen Weeks Ended
                                                     -----------------------
                                                        April 1,   April 3,
                                                          2000       1999
                                                        --------    ------
Net sales....................................            100.0%     100.0%
                                                         -------    ------
Costs and expenses:
  Cost of sales..............................             49.6       51.2
  Selling, general and administrative........             40.5       32.7
  Research and development...................              7.2        8.3
  Amortization of goodwill...................               .8         .3
  Restructuring charge.......................              6.4         -
                                                         -------    ------
                                                         104.5       92.5
                                                         -------    ------

Operating income (loss)......................             (4.5)       7.5
Interest and other expense, net..............              1.6         .5
                                                         -------    ------

Income (loss) before income taxes............             (6.1)       7.0
Provision (benefit) for income taxes.........             (2.7)       2.5
                                                         -------    ------

Net income (loss)............................             (3.4)%      4.5%
                                                         =======    ======


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


First quarter 2000 compared to first quarter 1999


     Consolidated results of operations for the first quarter 2000 reflect a 3.6% increase in net sales of $173,000 to $4,911,000 and an operating loss of $219,000, after a restructuring charge of $315,000. A net loss of $164,000 was recorded for the first quarter 2000, after the $189,000 net effects of the restructuring charge. Net income of $213,000 was reported for the first quarter of the prior year. Diluted net loss per share was $.09, after the net effect of the $.10 per share loss of the restructuring charge. Diluted net income per share of $.12 was reported for the first quarter of the prior year.

     The increase in consolidated net sales was attributable to the inclusion in the first quarter 2000 of microwave micro-circuitry product net sales of $1,163,000 from Filtran Microcircuits Inc. ("FMI"), which was acquired on February 25, 1999, an increase of $701,000 compared to the post-acquisition net sales amount of $462,000 reported in the prior year first quarter. This increase was partially offset by reduced electronic components shipments of $514,000 or 12%, resulting from a smaller firm order backlog that existed as of the beginning of this fiscal year.

     Orders of $7,744,000 were received for the first quarter 2000, which included $2,637,000 in new orders for FMI, an increase of $1,576,000 or 25.6% compared to $6,168,000 in orders received for the first quarter of 1999. The backlog at the end of the first quarter of 2000 was $8,951,000, an increase of $2,833,000 or 46.3% over year-end 1999, and $1,375,000 or 18.1% when compared to the first quarter 1999 backlog of $7,576,000. Orders received during the first quarter of 2000 were approximately 58% above the first quarter 2000 sales level.

     Cost of sales decreased $10,000 and as a percentage of net sales decreased 1.6% to 49.6% for the first quarter 2000. The decrease in cost of sales was achieved from manufacturing efficiencies, reduction in labor expense, and a favorable sales product mix. These decreases were primarily attributable to a reduction in direct labor and manufacturing overhead costs partly related to the increasing transfer of production to the Costa Rica manufacturing facility and other manufacturing improvements resulting from the first quarter 2000 restructuring. Depreciation expense increased $103,000 for the first quarter 2000 resulting from higher capital equipment purchases in the current and prior years and due to the acquisition of FMI.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Gross profit for the electronic components segment of $1,991,000 was 53.1% of segment net sales of $3,748,000 in the first quarter 2000 compared to $2,105,000, which was 49.2% of segment net sales of $4,276,000 in the first quarter of 1999. Although the percentage of gross profit margin improved 3.9 percentage-points, the gross profit amount decreased $114,000 or 5.4% because of the sales decline. Gross profit for the FMI microwave micro-circuitry segment was $484,000 or 41.6 % of segment net sales of $1,163,000 in the first quarter 2000 compared to $206,000 or 44.7% of segment net sales of $462,000, from when it was acquired on February 25, 1999, which amounts were included in the first quarter 1999 results.

     Selling, general and administrative expenses of $1,984,000 for the first quarter 2000 increased $437,000 or 28.3%, and when expressed as a percentage of net sales, increased 7.9% to 40.5% for the first quarter of 2000. Increases in these expenses during the first quarter 2000 were related to new product samples activity, and higher selling and marketing expenses in connection with the Company's new Multi-Mix(TM) Microtechnology product line. In addition, expenses from FMI of $204,000 compared to the post-acquisition amount of $58,000 that was included in first quarter 1999 results.

     Amortization expense of $39,000 for the first quarter of 2000 is attributable to goodwill arising from the acquisition of FMI, which is being amortized on a straight-line basis over a life of twenty years, which compares to last year's short post-acquisition period amortization expense of $15,000.

     Research and development expenses for new products were $356,000 for the first quarter 2000, a decrease of $38,000 or 9.7% compared to the first quarter of the prior year. Except for $44,000 at FMI, most of the research and development expenses were for Multi-Mix(TM) Microtechnology.

     The restructuring charge of $315,000 relates to severance and certain other costs incurred for the termination of fifteen persons during the first quarter of fiscal 2000, of which $296,000 was related to the electronic components segment and $19,000 was related to FMI. The operating loss after the restructuring charge for the electronic components segment was $367,000 in the first quarter 2000 compared to operating income of $267,000 or 6.2% of segment net sales in the first quarter of 1999. Operating income after the restructuring charge for the FMI microwave micro-circuitry segment was $148,000 or 12.7% of this segment's net sales compared to operating income of $89,000 in the first quarter of 1999.

     Interest expense, net was $80,000 for the first quarter 2000 compared to $24,000 for the first quarter of last year and was principally incurred on borrowings under a term loan and revolving credit facility in connection with the acquisition of FMI during the first quarter of 1999, which was partially offset by interest income.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     The Company had liquid resources comprised of cash and cash equivalents totaling approximately $1,149,000 at the end of first quarter of 2000 compared to approximately $1,108,000 at the end of 1999. The Company's working capital was approximately $4,200,000 and its current ratio was 1.8 at the end of the first quarter of 2000 which compared to similar amounts and ratio at the end of 1999. Current liabilities at the end of the first quarter 2000 include $2,000,000 of indebtedness under a revolving credit facility, which the Company believes will be re-extended for one year beyond the June 30, 2000 renewal date. On April 7, 2000 the full amount was repaid from proceeds from the sale of Company Common Stock (see below and " Note J. Subsequent event" of Notes to Consolidated Financial Statements).

     The Company's operating activities provided cash flows of $360,000 in the first quarter of 2000 compared to $359,000 in the first quarter of 1999. The primary reasons for the slight increase in operating cash flows in the first quarter of 2000 are the decrease in net income, an increase in inventories, and payments made on accounts payable, and deferred compensation, which was offset by decreases in accounts receivable, an increase in accrued liabilities, and higher depreciation and amortization charges. The Company made investments in property, plant and equipment of $281,000 in the first quarter of 2000 compared to $595,000 in the first quarter of 1999. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products.

     The Company has a $7,000,000 revolving credit and term loan agreement with Summit Bank with an interest rate at one-half percent below the bank's floating prime rate. The Company borrowed $2,500,000 for capital expenditures under the term loan facility and $2,000,000 under its revolving credit facility in connection with the acquisition of FMI during the first quarter of 1999. The unused portion of $2,500,000 of the revolving credit facility is available ($4,500,000 as of April 7, 2000) for working capital and general corporate purposes.

     Management believes that the $4,500,000 revolving credit facility, which is up for renewal June 30, 2000, will be re-extended to June 30, 2001, and with its present liquid resources and the expected remaining $2.5 million line of credit available ($4,500,000 as of April 7, 2000), along with cash flows expected to be provided by operations, the Company will have sufficient resources for currently contemplated operations in fiscal year 2000.

     The Company entered into a stock purchase and exclusivity agreement on April 7, 2000 with Ericsson Microelectronics, A.B. ("Ericsson") and Ericsson Holding International, B.V. ("EHI") pursuant to which the Company sold to EHI 375,000 shares of Company Common Stock from its treasury, representing approximately 17.5% of the Company's outstanding common stock after giving effect to the sale, for an aggregate cash purchase price of $3,375,000.

     The Company's capital expenditures for new projects and production equipment are anticipated to exceed its depreciation and amortization expenses in fiscal 2000. The Company has issued purchase order commitments to processing equipment-manufacturing vendors for approximately $1,400,000 of capital equipment and building improvements. The Company anticipates that during fiscal 2000 such equipment will be purchased and become operational and building improvements will be completed.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     The Company has been authorized by its Board of Directors to repurchase up to 110,000 shares (adjusted for the 10% stock dividend on June 5, 1998) of its common stock, from time to time, depending on market conditions, and has repurchased approximately 68,000 shares of common stock to date. During 1999, the Company repurchased 56,000 shares of common stock at a cost of $346,000. The Company repurchased 8,000 shares of common stock during 1998, no shares during 1997, and 4,000 shares in 1996. The Company is authorized to repurchase up to 42,000 additional shares under the program. No shares have been repurchased during fiscal 2000.

     Periodically, the Company explores the possibility of acquiring similar manufacturers of electronic devices or companies in related fields. Management believes that any such acquisitions and business operation expansion could be financed through its liquid and capital resources currently available as previously discussed and/or through additional borrowing or issuance of equity or debt securities. The additional debt from any acquisitions, if consummated, would increase the Company's debt-to-equity ratio and such debt or equity securities might, at least in the near term, have a dilutive effect on net income per share. In February 1999, the Company acquired Filtran Microcircuits Inc. See Note B of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as an asset or liability and measured at its fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 137" Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB No. 133," which defers implementation of Statement No. 133 until fiscal years beginning after June 15, 2000. The Company has reviewed Statement No. 133 and has not yet determined the impact, timing of or method to be used in adopting this statement.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Year 2000 Readiness Disclosure

     The Company recognized the need to assure that its operations would not be adversely impacted by Year 2000 software failures. The Company's manufactured products do not contain software of any kind and therefore are not subject to Year 2000 problems. All of the Company's existing mission-critical manufacturing and financial computer applications are Year 2000 compliant. Key suppliers have confirmed in writing that they are Year 2000 compliant. Software revisions have been performed by Company employees and the total estimated cost for achieving Year 2000 compliance was not material to the Company's financial position or results of operations.

     The Year 2000 potential problem dates of January 1 and February 29, 2000 have passed without any significant software failures. The Company is confident that its computer systems are fully Year 2000 compliant, and that its operations should not be adversely affected in the future as a result of a Year 2000 software failure.

Forward-Looking Statements

     This Quarterly Report on Form 10-QSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: general economic and industry conditions; slower than anticipated penetration into the satellite communications, defense and wireless markets; the risk that the benefits expected from the acquisition of Filtran Microcircuits Inc. are not realized; the ability to protect proprietary information and technology; competitive products and pricing pressures; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

     On March 1, 2000, the Company sold a total of 15,000 shares of Common Stock from its treasury to certain members of the Board of Directors for a cash purchase price of $8.00 per share, the approximate market price of the Common Stock on such date. In the stock sale, each of Albert H. Cohen, Edward H. Cohen, and Joel H. Goldberg purchased 5,000 shares of Common Stock. The sales of these shares were exempt from registration under the Securities Act of 1933, as amended ("the Act"), as a transaction not involving a public offering under
Section 4(2) of the Act.


ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.
-----------
3(a) By-laws of Merrimac, as amended, is hereby incorporated by reference to Exhibit 3(a)(2) to Merrimac's Quarterly Report on Form 10-QSB dated August 12, 1999.

3(b) Restated Certificate of Incorporation of Merrimac filed on June 14, 1999 is hereby incorporated by reference to
                  Exhibit 3(b)(2) to Merrimac's Quarterly Report on Form 10-QSB dated August 12, 1999.

4(a) Shareholder Rights Agreement dated as of March 9, 1999 between Merrimac and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K dated March 9, 1999.

4(b) Amendment No. 1 dated as of June 9, 1999 to the Shareholder Rights Agreement dated as of March 9, 1999 between Merrimac and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K dated June 9, 1999.

4(c) Amendment No. 2 dated as of April 7, 2000 to the Shareholder Rights Agreement dated as of March 9, 1999 between Merrimac and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 2 to Merrimac's Current Report on Form 8-K dated April 10, 1999.

11                Statement re: Computation of earnings per share.

27                Financial Data Schedule for the First Quarter
                  Ended April 1, 2000.

(b) Reports on Form 8-K.

      A Current Report on Form 8-K was filed on March 22, 2000 reporting Merrimac's results of operations for the fourth quarter and 1999 fiscal year.

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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: May 12, 2000                 By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: May 12, 2000                By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer

                                 EXHIBIT INDEX                    Sequentially
Exhibit                                                           Numbered Page

3(a) By-laws of Merrimac, as amended, is hereby incorporated by reference to Exhibit 3(a)(2) to Merrimac's Quarterly Report on Form 10-QSB dated August 12, 1999.

3(b) Restated Certificate of Incorporation of Merrimac filed on June 14, 1999 is hereby incorporated by reference to
                  Exhibit 3(b)(2) to Merrimac's Quarterly Report on Form 10-QSB dated August 12, 1999.

4(a) Shareholder Rights Agreement dated as of March 9, 1999 between Merrimac and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K dated March 9, 1999.

4(b) Amendment No. 1 dated as of June 9, 1999 to the Shareholder Rights Agreement dated as of March 9, 1999 between Merrimac and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K dated June 9, 1999.

4(c) Amendment No. 2 dated as of April 7, 2000 to the Shareholder Rights Agreement dated as of March 9, 1999 between Merrimac and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 2 to Merrimac's Current Report on Form 8-K dated April 10, 1999.

11                Statement re: Computation of earnings per share.

27                Financial Data Schedule for the First Quarter
                  Ended April 1, 2000.