Form 10QSB
period 2000-07-01
MERRIMAC INDUSTRIES INC
filed 2000-08-15
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended July 1, 2000      Commission file No. 0-11201
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
   Yes X   No
      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding at August 10, 2000
-----------------------------                  -------------------------------
Common Stock ($.50 par value)                             2,185,039

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                        July 1,    January 1,
                                                         2000         2000
                                                      -----------  -----------
                                                      (Unaudited)   (Audited)
                                                      -----------  -----------
ASSETS
------
Current assets:
  Cash and cash equivalents .......................   $ 1,831,696  $ 1,108,141
  Accounts receivable, net.........................     3,695,174    3,774,796
  Inventories .....................................     3,568,194    2,913,423
  Income tax refund receivable.....................       278,747      427,330
  Other current assets ............................       350,347      386,507
  Deferred tax assets .............................       744,000      744,000
                                                      -----------  -----------
      Total current assets ........................    10,468,158    9,354,197
                                                      -----------  -----------
Property, plant and equipment .....................    20,510,335   19,213,264
  Less accumulated depreciation ...................    12,013,233   11,337,477
                                                      -----------  -----------
    Property, plant and equipment, net.............     8,497,102    7,875,787
Other assets ......................................       582,313      563,507
Goodwill, net......................................     2,889,534    3,047,623
                                                      -----------  -----------
      Total Assets ................................   $22,437,107  $20,841,114
                                                      ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Current portion of long-term debt ...............   $   594,645  $ 2,627,267
  Accounts payable ................................     1,621,048    1,164,584
  Accrued liabilities .............................     1,213,859    1,311,791
  Income taxes payable.............................       120,355          -
                                                      -----------  -----------
      Total current liabilities ...................     3,549,907    5,103,642
Long-term debt, net of current portion ............     1,477,131    1,769,447
Deferred compensation .............................       208,849      234,734
Deferred tax liabilities ..........................       232,000      232,000
                                                      -----------  -----------
      Total liabilities ...........................     5,467,887    7,339,823
                                                      -----------  -----------
Shareholders' equity:
  Common stock, par value $.50 per share:
    Authorized:  5,000,000 shares
    Issued:  2,747,119 and 2,698,309 shares .......     1,373,560    1,349,154
  Additional paid-in capital ......................    11,654,499   11,256,532
  Retained earnings ...............................     9,067,628    9,192,310
  Accumulated comprehensive income.................        26,844      142,589
                                                      -----------  -----------
                                                       22,122,531   21,940,585
  Less treasury stock, at cost:
    568,904 and 958,904 shares ....................    (4,793,311)  (8,079,294)
  Less loan to officer-shareholder ................      (360,000)    (360,000)
                                                      -----------  -----------
     Total shareholders' equity ...................    16,969,220   13,501,291
                                                      -----------  -----------
     Total Liabilities and Shareholders' Equity ...   $22,437,107  $20,841,114
                                                      ===========  ===========


See accompanying notes.

                              MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             and COMPREHENSIVE INCOME
                       -------------------------------------
                                   (Unaudited)
                                   -----------


                                                            Quarter Ended           Six Months Ended
                                                       -----------------------    -----------------------
                                                        July 1,      July 3,       July 1,      July 3,
                                                         2000         1999          2000         1999
OPERATIONS                                             -----------------------    -----------------------
Net sales ...................................          $4,949,424   $5,125,245    $9,860,797   $9,863,776
                                                       ----------   ----------    ----------   ----------
Costs and expenses:
  Cost of sales .............................           2,604,476    2,726,151     5,040,823    5,152,891
  Selling, general and administrative .......           1,733,549    1,631,813     3,717,161    3,181,286
  Research and development ..................             492,811      552,058       848,781      946,318
  Amortization of goodwill...................              38,654       39,340        77,994       50,857
  Restructuring charge.......................                  -           -         315,000           -
                                                        ---------   ----------    ----------   ----------
                                                        4,869,490    4,949,362     9,999,759    9,331,352
                                                       ----------   ----------    ----------   ----------

Operating income (loss)......................              79,934      175,883      (138,962)     532,424
Interest and other expense, net .............              25,229       55,964       105,720       79,539
                                                       ----------   ----------    ----------   ----------
Income (loss) before income taxes ...........              54,705      119,919      (244,682)     452,885
Provision (benefit) for income taxes ........              15,000       38,000      (120,000)     158,000
                                                       ----------   ----------    ----------   ----------
Net income (loss)............................          $   39,705   $   81,919    $ (124,682)  $  294,885
                                                       ==========   ==========    ==========   ==========

Net income (loss) per common share:
  Basic......................................               $ .02         $.05         $(.06)       $ .17
                                                            =====         ====         =====        =====
  Diluted....................................               $ .02         $.05         $(.06)       $ .17
                                                            =====         ====         =====        =====
Weighted average number of
 shares outstanding:
  Basic......................................           2,130,009    1,739,356     1,938,578     1,753,944
                                                       ==========   ==========     =========     =========
  Diluted....................................           2,305,929    1,769,389     2,083,170     1,781,981
                                                       ==========   ==========     =========     =========
COMPREHENSIVE INCOME

Net income (loss)............................          $   39,705   $   81,919     $(124,682)    $ 294,885
Other comprehensive income, net of tax:
  Foreign currency translation adjustments...             (96,926)     (33,673)     (115,745)      (69,197)
                                                       ----------   ----------     ---------     ---------
Comprehensive income (loss)..................          $  (57,221)  $   48,246     $(240,427)     $225,688
                                                       ==========   ==========     =========     =========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                         Six Months Ended
                                                      -------------------------
                                                        July 1,        July 3,
                                                         2000           1999
                                                      ----------     ----------
Cash flows from operating activities:
  Net income (loss).................................. $ (124,682)    $  294,885
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization..................    880,368        746,396
      Amortization of goodwill ......................     77,994         50,857
      Deferred compensation .........................      6,589          8,179
      Changes in operating assets and liabilities
       net of acquisition in 1999:
        Accounts and income taxes receivable.........    228,205      1,273,879
        Inventories..................................   (654,771)      (131,073)
        Other current assets.........................     36,160       (454,433)
        Deferred tax assets..........................         -          (1,000)
        Other assets.................................    (18,806)        51,217
        Accounts payable.............................    456,464          6,376
        Accrued liabilities..........................     87,566       (396,328)
        Income taxes payable.........................    120,355         26,802
        Deferred compensation........................   (217,974)      (200,037)
                                                      ----------     ----------
Net cash provided by operating activities............    877,468      1,255,720
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets......................... (1,519,590)    (1,039,421)
  Proceeds from sales of capital assets..............     17,909             -
  Acquisition of business............................         -      (4,673,794)
  Cash acquired with acquisition.....................         -         203,323
                                                      ----------     ----------
Net cash used in investing activities................ (1,501,681)    (5,509,892)
                                                      ----------     ----------
Cash flows from financing activities:
  Borrowing under term loan..........................         -       2,500,000
  Borrowing under revolving credit facility..........         -       2,000,000
  Debt assumed with acquisition......................         -         451,126
  Repayment of borrowings............................ (2,324,938)    (1,284,119)
  Proceeds from the issuance of common stock, net....  3,277,549             -
  Proceeds from the exercise of stock options........    430,807         32,405
  Repurchase of common stock for the treasury .......         -        (328,898)
                                                      ----------     ----------
Net cash provided by financing activities............  1,383,418      3,370,514
                                                      ----------     ----------
Effect of exchange rate changes......................    (35,650)       (27,301)
                                                      ----------     ----------
Net increase (decrease) in cash and cash equivalents.    723,555       (910,959)
Cash and cash equivalents at beginning of year.......  1,108,141      1,852,666
                                                      ----------     ----------
Cash and cash equivalents at end of period........... $1,831,696     $  941,707
                                                      ==========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes..................................... $   11,000     $  139,000
                                                      ==========     ==========
    Loan interest.................................... $  136,297     $  126,457
                                                      ==========     ==========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of July 1, 2000 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for January 1, 2000. Certain prior year amounts have been reclassified in order to conform to current-year presentation.

B.   Acquisition of Filtran Microcircuits Inc.

     In February 1999, the Company completed the acquisition of all of the outstanding stock of privately held Filtran Microcircuits Inc. ("FMI") of Ottawa, Ontario, Canada. FMI, which had 1998 sales of approximately $3.2 million, is a manufacturer of microwave micro-circuitry. The purchase price of approximately $4,700,000, which included $203,000 cash acquired and included the assumption of $451,000 existing indebtedness, was financed by utilizing an existing unused credit facility. The acquisition has been accounted for as a purchase, and, accordingly, the purchase price has been allocated to the underlying assets and liabilities based on their estimated fair values at the date of the acquisition, with the excess cost of $3,179,000 recorded as goodwill which is being amortized over 20 years.

     The unaudited pro forma combined results for the comparative period presented for 1999, as if FMI had been acquired at the beginning of 1999, are estimated to be as follows:

                                      Six Months Ended
                                      ----------------
                                          July 3,
                                           1999
                                      ----------------
     Net sales........................   $10,494,000
     Net income.......................       234,000
     Diluted net income per share.....          $.13


     The proforma results are based on various assumptions and are not necessarily indicative of what would have actually occurred had the acquisition and related financing transactions been completed at the beginning of last year, nor are they necessarily indicative of future consolidated results.

C.   Inventories

     Inventories consist of the following:
                                                 July 1,          January 1,
                                                  2000               2000
                                               ----------         ----------
     Finished goods ......................     $  630,946         $  666,186
     Work in process .....................      1,553,831          1,004,037
     Raw materials and purchased parts ...      1,383,417          1,243,200
                                               ----------         ----------
     Total                                     $3,568,194         $2,913,423
                                               ==========         ==========

     Total inventories are net of valuation allowances for obsolescence of $1,238,000 at July 1, 2000 and $1,166,000 at January 1, 2000.

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

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H.   Current and Long-term debt

     The Company was obligated under the following debt instruments at July 1 and January 1, 2000:

                                                                    July 1,     January 1,
                                                                      2000           2000
                                                                   ----------    ----------

     Summit Bank:
     Revolving credit facility, interest 1/2% below prime,
          due September 2000.....................................  $       -     $2,000,000
     Term loan, interest 1/2% below prime, due December 2003.....   1,791,667     2,041,667
     The Bank of Nova Scotia:
     Equipment loans, interest prime plus 1%, due November 2000..      22,746        56,042
     Capital leases, interest 7.0%, due October 2003.............     257,363       299,005
                                                                   ----------    ----------
                                                                    2,071,776     4,396,714
     Less current portion........................................     594,645     2,627,267
                                                                   ----------    ----------
     Long-term portion...........................................  $1,477,131    $1,769,447
                                                                   ==========    ==========


     The Company has entered into a $7,000,000 revolving credit and term loan agreement with Summit Bank. Up to $4,500,000 was available as of July 1, 2000 for future borrowing needs of the Company.

     The Company has extended its revolving credit facility due date to September 30, 2000 and expects to re-extend such facility to September 2001. The full amount outstanding of the revolving credit facility was repaid April 7, 2000.

     The term loan is secured by $2,500,000 of tangible personal property and the equipment loans are covered by a general security agreement. The revolving credit facility is unsecured.

     At July 1 and January 1, 2000, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

     Capital leases included in property, plant and equipment have a depreciated cost of approximately $103,000 at July 1 and $138,000 at January 1, 2000.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


I.  Restructuring and related charges

     As a result of accelerating the transfer of increased levels and complexity of production to the Company's Costa Rica manufacturing facility, the Company implemented a reduction of its workforce and provided severance benefits to certain employees during the first quarter of 2000. The restructuring charge for the first quarter of 2000 was $315,000, and charges net of tax benefits of $189,000 or $.10 per diluted share. The reduction in workforce affected fifteen persons, primarily electronic components manufacturing labor, and $269,000 has been paid through July 1, 2000. The remaining balance of $46,000 of severance benefits and other costs pursuant to the restructuring plan is expected to be paid during fiscal 2000.

J.   Stock Purchase and Exclusivity Agreement

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

     In connection with EHI's purchase of Company Common Stock, the Company and EHI also entered into a registration rights agreement which provides EHI with two demand registrations at any time following April 7, 2002.

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                         STATEMENT OF OPERATIONS SUMMARY
                         -------------------------------
                                   (Unaudited)
                                   -----------


The following table displays line items in the Consolidated Statements of Operations as a percentage of net sales.



                                                     Percentage of Net Sales    Percentage of Net Sales
                                                     -----------------------    -----------------------
                                                         Second Quarter               Year to Date
                                                     -----------------------    -----------------------
                                                      Thirteen Weeks Ended         Six Months Ended
                                                     -----------------------    -----------------------
                                                         July 1,   July 3,        July 1,     July 3,
                                                          2000       1999          2000        1999
                                                        --------    ------        ------      ------
Net sales....................................            100.0%     100.0%        100.0%      100.0%
                                                         -------    ------        ------      ------
Costs and expenses:
  Cost of sales..............................             52.6       53.2          51.1        52.2
  Selling, general and administrative........             35.0       31.8          37.7        32.3
  Research and development...................             10.0       10.8           8.6         9.6
  Amortization of goodwill...................               .8         .8            .8          .5
  Restructuring charge.......................               -          -            3.2          -
                                                         -------    ------        ------      ------
                                                          98.4       96.6         101.4        94.6
                                                         -------    ------        ------      ------

Operating income (loss)......................              1.6        3.4          (1.4)        5.4
Interest and other expense, net..............               .5        1.1           1.1          .8
                                                         -------    ------        ------      ------

Income (loss) before income taxes............              1.1        2.3          (2.5)        4.6
Provision (benefit) for income taxes.........               .3         .7          (1.2)        1.6
                                                         -------    ------        ------      ------

Net income (loss)............................               .8%       1.6%         (1.3)%       3.0%
                                                         =======    ======        =======     ======


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Second quarter and six months 2000 compared to second quarter and six months 1999

     Consolidated results of operations for the second quarter 2000 reflect a 3.4% decrease in net sales of $176,000 to $4,949,000 and a decrease in operating income of $96,000 to $80,000. Net income of $40,000 was recorded for the second quarter 2000 compared to $82,000 reported for the second quarter of the prior year. Diluted net income per share was $.02 for the second quarter 2000 compared to diluted net income per share of $.05 reported for the second quarter of the prior year.

     Consolidated results of operations for the first six months of 2000 reflected a slight decline in net sales of $3,000 to $9,861,000 and an operating loss of $139,000, after a restructuring charge of $315,000, compared to operating income of $532,000 for the first six months of the prior year. A net loss of $125,000 was recorded for the first six months of 2000, after the $189,000 net effects of the first quarter restructuring charge. Net income of $295,000 was reported for the first six months of the prior year. Diluted net loss per share for the first six months of 2000 was $.06, reflecting the first quarter restructuring charge of $.10 per diluted share. Diluted net income per share of $.17 was reported for the first six months of the prior year.

     The decrease in second quarter 2000 consolidated net sales of $176,000 was attributable to a reduction in electronic components shipments of $798,000 or 19.1%, resulting from a smaller firm order backlog that existed as of the beginning of this fiscal year. This decrease was partially offset by an increase in microwave micro-circuitry product net sales from the Company's Filtran Microcircuits Inc. ("FMI") subsidiary of $622,000 or 65.1% over net sales reported in the second quarter of the prior year.

     The slight decrease in consolidated net sales for the first six months of 2000 was attributable to a reduction in electronic components shipments of $1,326,000 or 15.7%, resulting from a smaller firm order backlog that existed as of the beginning of this fiscal year, partially offset by the inclusion of microwave micro-circuitry product net sales of $2,740,000 from FMI, which was acquired on February 25, 1999, an increase of $1,323,000 compared to the net sales amount of $1,417,000 included in the results of the first six months of the prior year from the date of FMI's acquisition.

     Orders of $6,837,000 were received for the second quarter 2000, an increase of $430,000 or 6.7% compared to $6,407,000 in orders received for the second quarter of 1999. Second quarter 2000 sales orders included $1,853,000 in new orders for FMI. The backlog at the end of the second quarter 2000 was $10,839,000, an increase of $4,721,000 or 77.2% over year-end 1999, and an increase of $1,982,000 or 22.4% when compared to the second quarter 1999 backlog. Orders received during the second quarter were 38.5% above the second quarter 2000 sales level. Orders received for the first six months 2000 of $14,581,000 increased $2,925,000 or 25.1% compared to $11,656,000 in orders received for the first six months of 1999, which exceeded the six months 2000 sales level by 47.9%. Sales orders for the first six months 2000 included $4,489,000 in new orders for FMI.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Cost of sales decreased $122,000 and as a percentage of net sales decreased 0.6% to 52.6% for the second quarter 2000. The decrease in quarterly cost of sales is primarily related to the decline in sales volume. For the first six months 2000, cost of sales decreased $112,000 and as a percentage of net sales decreased 1.1% to 51.1%. Additional reductions were achieved from manufacturing efficiencies attributable to a reduction in direct labor and manufacturing overhead costs, partly related to the increasing transfer of production to the Costa Rica manufacturing facility, and other manufacturing cost improvements resulting from the first quarter 2000 restructuring. Depreciation expense increased $31,000 for the second first quarter 2000 and $134,000 for the first six months of 2000 resulting from higher capital equipment purchases in the current and prior years and the inclusion of depreciation expense from FMI.

     Gross profit for the electronic components segment of $1,566,000 was 46.4% of segment net sales of $3,373,000 in the second quarter 2000 compared to $1,996,000, which was 47.9% of segment net sales of $4,170,000 in the second quarter of 1999. The percentage of gross profit margin declined 1.5 percentage points and the gross profit amount decreased $430,000 or 21.6% because of the decline in this segment's sales. Gross profit for the microwave micro-circuitry segment was $779,000 or 49.4 % of segment net sales of $1,577,000 in the second quarter 2000 compared to $403,000 or 42.2% of segment net sales of $955,000 in the second quarter of 1999, resulting from the increase in this segment's sales.

     Gross profit for the electronic components segment of $3,557,000 was 50.0% of segment net sales of $7,121,000 for the first six months 2000 compared to $4,101,000, which was 48.6% of segment net sales of $8,447,000 in the first six months of 1999. Although the percentage of gross profit margin improved 1.4 percentage points, the gross profit amount decreased $544,000 or 13.3% because of the decline in sales. Gross profit for the microwave micro-circuitry segment was $1,263,000 or 46.1 % of segment net sales of $2,740,000 for the first six months of 2000 compared to $610,000 or 43.0% of the 1999 period's segment net sales of $1,417,000 included in the results of the first six months of 1999 from the date of FMI's acquisition.

     Selling, general and administrative expenses of $1,734,000 for the second quarter 2000 increased $102,000 or 6.2%, and when expressed as a percentage of net sales, increased 3.2% to 35.0%. These increases included an increase of $40,000 from FMI to $215,000 for the second quarter 2000 compared to $175,000 that was included in second quarter of 1999, and other increases that were related to new product samples activity, and higher selling and marketing expenses in connection with the Company's new Multi-Mix(TM) Microtechnology product line.


     Selling, general and administrative expenses of $3,717,000 for the first six months 2000 increased $536,000 or 16.8%, and when expressed as a percentage of net sales, increased 5.4% to 37.7%. These increases included an increase of $216,000 from FMI to $449,000 for the first six months 2000 compared to $233,000 included in the results of the first six months of 1999 from the date of FMI's acquisition, and other increases that were related to new product samples activity, and higher selling and marketing expenses in connection with the Company's new Multi-Mix(TM) Microtechnology product line.

     Amortization expense of $39,000 for the second quarter of 2000 is attributable to goodwill arising from the acquisition of FMI, which is being amortized on a straight-line basis over a life of twenty years compares to last year's quarterly expense. Amortization expense of $78,000 for the first six months of 2000 compares to last year's short post-acquisition period amortization expense of $51,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Research and development expenses for new products were $493,000 for the second quarter 2000, a decrease of $59,000 or 10.7% compared to the second quarter of the prior year. Except for $116,000 at FMI, most of the research and development expenses were for Multi-Mix(TM) Microtechnology. Research and development expenses for new products were $849,000 for the first six months 2000, a decrease of $97,000 or 10.3% compared to the first six months of the prior year. Except for $159,000 at FMI, most of the research and development expenses were for Multi-Mix(TM) Microtechnology.

     The operating loss for the electronic components segment was $330,000 in the second quarter 2000 compared to operating income of $103,000 or 2.5% of segment net sales in the second quarter of 1999. Operating income for the microwave micro-circuitry segment was $410,000 or 26.0% of this segment's net sales compared to operating income of $73,000 in the second quarter of 1999.

     The restructuring charge of $315,000 relates to severance and certain other costs incurred for the termination of fifteen persons during the first quarter of fiscal 2000, of which $296,000 was related to the electronic components segment and $19,000 was related to the microwave micro-circuitry segment. The operating loss after the restructuring charge for the electronic components segment was $696,000 in the first six months 2000 compared to operating income of $370,000 or 4.4% of segment net sales in the first six months of 1999.
Operating income after the restructuring charge for the microwave micro-circuitry segment was $557,000 or 20.3% of this segment's net sales compared to operating income of $162,000 in the first six months of 1999.

     Interest expense, net was $25,000 for the second quarter 2000 compared to $56,000 for the second quarter of last year and was principally incurred on borrowings under a term loan and revolving credit facility in connection with the acquisition of FMI during the first quarter of 1999, which was partially offset by interest income that arose from proceeds related to the issuance of common stock. Interest expense, net was $106,000 for the first six months of 2000 compared to $80,000 for the first six months of last year.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     The Company had liquid resources comprised of cash and cash equivalents totaling approximately $1,800,000 at the end of second quarter of 2000 compared to approximately $1,100,000 at year-end of 1999. The Company's working capital was approximately $6,900,000 and its current ratio was 2.9 at the end of the second quarter of 2000 which compared to $4,200,000 and 1.8, respectively, at the end of 1999. Current liabilities at year-end 1999 included $2,000,000 of indebtedness under a revolving credit facility, which the Company repaid on April 7, 2000.

     The Company's operating activities provided cash flows of $877,000 in the first six months of 2000 compared to $1,256,000 in the first six months of 1999. The primary reasons for the reduction in operating cash flows are due to a decrease in net income, an increase in inventories and payments made on deferred compensation, which was offset by a decrease in accounts receivable and increases in accounts payable and income taxes payable and higher depreciation and amortization charges. The Company made investments in property, plant and equipment of $1,502,000 in the first six months of 2000 compared to $1,039,000 in the first six months of 1999. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products.

     The Company has a $7,000,000 revolving credit and term loan agreement with Summit Bank with an interest rate at one-half percent below the bank's floating prime rate. The Company borrowed $2,500,000 for capital expenditures under the term loan facility and $2,000,000 under its revolving credit facility in connection with the acquisition of FMI during the first quarter of 1999. The $2,000,000 outstanding under the revolving credit facility was repaid on April 7, 2000. The full amount of $4,500,000 of the revolving credit facility is available for working capital and general corporate purposes.

     Management believes that the $4,500,000 revolving credit facility, which has been extended to September 30, 2000 and expects it to be re-extended to September 2001, and with its present liquid resources, together with cash flows expected to be provided by operations, the Company will have sufficient resources for currently contemplated operations in fiscal year 2000.

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

     The Company's capital expenditures for new projects and production equipment are anticipated to exceed its depreciation and amortization expenses in fiscal 2000. The Company has issued purchase order commitments to processing equipment-manufacturing vendors for approximately $800,000 of capital equipment and building improvements. The Company anticipates that such equipment will be purchased and become operational and building improvements will be completed during fiscal 2000.

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

PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

     On April 7, 2000, the Company sold a total of 375,000 shares of Common Stock from its treasury to Ericsson Holding International, B.V. for an aggregate purchase price of $3,375,000. The sale of these shares was exempt from registration under the Securities Act of 1933, as amended ("the Act"), as a transaction not involving a public offering under Section 4(2) of the Act.


Item 4. Submission of Matters to a Vote of Security Holders

     On June 7, 2000, the Company held its annual shareholders' meeting at which the shareholders of the Company (i) elected two members to the Company's Board of Directors, (ii) approved the 2000 Key Employee Incentive Plan and (iii) ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the current fiscal year. The shareholders of the Company elected Joseph B. Fuller and Joel H. Goldberg as Class I directors whose terms expire at the 2003 annual shareholders' meeting. At future annual meetings of shareholders, directors will be elected for full terms of three years to succeed those directors whose terms are then expiring.

     The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to the matters voted upon at the Company's June 7, 2000 annual shareholders' meeting:

Election of Directors.

                               For             Withheld
                              --------------------------
     Joseph B. Fuller         1,934,299           17,313
     Joel H. Goldberg         1,932,450           19,162


Adoption of the 2000 Key Employee Incentive Plan.

        For          Against         Abstain          Broker non-votes
     ---------       -------         -------          ----------------
     1,304,559       136,078          8,386               502,589


Ratification of Arthur Andersen LLP as the Company's independent auditors.

        For          Against          Abstain
     ---------       -------          -------

     1,939,634         9,673            2,305

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

  4(c) Amendment No. 2 dated as of April 7, 2000 to the Shareholder Rights Agreement dated as of March 9, 1999 between Merrimac and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 2 to Merrimac's Current Report on Form 8-K dated April 10, 2000.

  10(a) Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000 among Ericsson Microelectronics, A.B., Ericsson Holding International, B.V. and Merrimac.

  10(b) Registration Rights Agreement dated as of April 7, 2000 between Merrimac and Ericsson Holding International, B.V.

  11                Statement re: Computation of earnings per share.

  27                Financial Data Schedule for the Second Quarter Ended
                    July 1, 2000.

(b) Reports on Form 8-K.

      A Current Report on Form 8-K was filed on April 10, 2000 announcing the Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000 among Ericsson Microelectronics, A.B., Ericsson Holding International, B.V.
      and Merrimac.

      A Current Report on Form 8-K was filed on May 12, 2000 reporting Merrimac's results of operations for the first quarter of fiscal 2000.

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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: August 11, 2000             By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: August 11, 2000             By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer

                                                                Sequentially
                                                                Numbered Page
      Exhibit No.
         3(a)            By-laws of Merrimac, as amended, is hereby
                         incorporated by reference to Exhibit 3(a)(2) to
                         Merrimac's Quarterly Report on Form 10-QSB dated
                         August 12, 1999.
         3(b)            Restated Certificate of Incorporation of Merrimac
                         filed on June 14, 1999 is hereby incorporated by
                         reference to Exhibit 3(b)(2) to Merrimac's
                         Quarterly Report on Form 10-QSB dated August 12,
                         1999.
         4(a)            Shareholder Rights Agreement dated as of March 9,
                         1999 between Merrimac and ChaseMellon Shareholder
                         Services, L.L.C., as rights agent, is hereby
                         incorporated by reference to Exhibit 1 to
                         Merrimac's Current Report on Form 8-K dated March
                         9, 1999.
         4(b)            Amendment No. 1 dated as of June 9, 1999 to the
                         Shareholder Rights Agreement dated as of March 9,
                         1999 between Merrimac and ChaseMellon Shareholder
                         Services, L.L.C., as rights agent, is hereby
                         incorporated by reference to Exhibit 1 to
                         Merrimac's Current Report on Form 8-K dated June
                         9, 1999.
         4(c)            Amendment No. 2 dated as of April 7, 2000 to the
                         Shareholder Rights Agreement dated as of March 9,
                         1999 between Merrimac and ChaseMellon Shareholder
                         Services, L.L.C., as rights agent, is hereby
                         incorporated by reference to Exhibit 2 to
                         Merrimac's Current Report on Form 8-K dated April
                         10, 2000.
         10(a)           Stock Purchase and Exclusivity Letter Agreement
                         dated April 7, 2000 among Ericsson
                         Microelectronics, A.B., Ericsson Holding
                         International, B.V. and Merrimac.
         10(b)           Registration Rights Agreement dated as of April 7,
                         2000 between Merrimac and Ericsson Holding
                         International, B.V.
          11             Statement re: Computation of earnings per share.
          27             Financial Data Schedule for the Second Quarter
                         Ended July 1, 2000.