Form 10QSB
period 2000-09-30
MERRIMAC INDUSTRIES INC
filed 2000-11-14
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 30, 2000    Commission file No. 0-11201
                               ------------------                    -----------

                           MERRIMAC INDUSTRIES, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


        New Jersey                                           22-1642321
-------------------------------                     ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


41 Fairfield Place, West Caldwell, New Jersey                    07006
---------------------------------------------        ---------------------------
 (Address of principal executive offices)                     (Zip code)


Registrant's telephone number including area code (973) 575-1300
                                                  --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class            Name of each exchange on which registered
 ----------------------------        -------------------------------------------
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
   Yes X   No
      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding at November 8, 2000
-----------------------------                 ---------------------------------
Common Stock ($.50 par value)                             2,563,001

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                    September 30,   January 1,
                                                         2000         2000
                                                    -------------  -----------
                                                      (Unaudited)   (Audited)
                                                    -------------  -----------
ASSETS
------
Current assets:
  Cash and cash equivalents .......................   $ 1,342,564  $ 1,108,141
  Accounts receivable, net.........................     4,484,213    3,774,796
  Inventories .....................................     3,799,142    2,913,423
  Income tax refund receivable.....................       299,425      427,330
  Other current assets ............................       425,023      386,507
  Deferred tax assets .............................       744,000      744,000
                                                      -----------  -----------
      Total current assets ........................    11,094,367    9,354,197
                                                      -----------  -----------
Property, plant and equipment .....................    21,282,771   19,213,264
  Less accumulated depreciation ...................    12,468,806   11,337,477
                                                      -----------  -----------
    Property, plant and equipment, net.............     8,813,965    7,875,787
Other assets ......................................       556,829      563,507
Goodwill, net......................................     2,800,766    3,047,623
                                                      -----------  -----------
      Total Assets ................................   $23,265,927  $20,841,114
                                                      ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Current portion of long-term debt ...............   $   624,529  $ 2,627,267
  Accounts payable ................................     2,159,587    1,164,584
  Accrued liabilities .............................     1,273,323    1,311,791
  Income taxes payable.............................       263,073          -
                                                      -----------  -----------
      Total current liabilities ...................     4,320,512    5,103,642
Long-term debt, net of current portion ............     1,598,912    1,769,447
Deferred compensation .............................       196,366      234,734
Deferred tax liabilities ..........................       232,000      232,000
                                                      -----------  -----------
      Total liabilities ...........................     6,347,790    7,339,823
                                                      -----------  -----------
Shareholders' equity:
  Common stock, par value $.50 per share:
    Authorized:  5,000,000 shares
    Issued:  2,760,122 and 2,698,309 shares .......     1,380,061    1,349,154
  Additional paid-in capital ......................    11,745,465   11,256,532
  Retained earnings ...............................     9,286,772    9,192,310
  Accumulated comprehensive income (loss)..........       (60,850)     142,589
                                                      -----------  -----------
                                                       22,351,448   21,940,585
  Less treasury stock, at cost:
    568,904 and 958,904 shares ....................    (4,793,311)  (8,079,294)
  Less loan to officer-shareholder ................      (640,000)    (360,000)
                                                      -----------  -----------
     Total shareholders' equity ...................    16,918,137   13,501,291
                                                      -----------  -----------
     Total Liabilities and Shareholders' Equity ...   $23,265,927  $20,841,114
                                                      ===========  ===========


See accompanying notes.

                              MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             and COMPREHENSIVE INCOME
                       -------------------------------------
                                   (Unaudited)
                                   -----------


                                                            Quarter Ended           Nine Months Ended
                                                       -----------------------    -----------------------
                                                       September 30, October 2,  September 30, October 2,
                                                         2000         1999          2000         1999
OPERATIONS                                             -----------------------   ------------------------
Net sales ...................................          $6,437,186   $5,328,250   $16,297,983  $15,192,026
                                                       ----------   ----------   -----------  -----------
Costs and expenses:
  Cost of sales .............................           3,302,496    2,694,482     8,343,319    7,847,373
  Selling, general and administrative .......           2,230,958    1,781,770     5,948,119    4,962,339
  Research and development ..................             483,877      577,410     1,332,658    1,523,728
  Amortization of goodwill...................              41,563       39,340       119,557       90,914
  Restructuring charge.......................                  -           -         315,000           -
                                                        ---------   ----------   -----------  -----------
                                                        6,058,894    5,093,002    16,058,653   14,424,354
                                                       ----------   ----------   -----------  -----------

Operating income.............................             378,292      235,248       239,330      767,672
Interest and other expense, net .............               9,148       65,540       114,868      145,079
                                                       ----------   ----------   -----------  -----------
Income before income taxes ..................             369,144      169,708       124,462      622,593
Provision for income taxes ..................             150,000       60,000        30,000      218,000
                                                       ----------   ----------   -----------  -----------
Net income...................................          $  219,144   $  109,708   $    94,462  $   404,593
                                                       ==========   ==========   ===========  ===========

Net income per common share:
  Basic......................................               $ .10         $.06         $ .05        $ .23
                                                            =====         ====         =====        =====
  Diluted....................................               $ .09         $.06         $ .04        $ .23
                                                            =====         ====         =====        =====
Weighted average number of
 shares outstanding:
  Basic......................................           2,186,015    1,741,327     2,021,057     1,749,739
                                                       ==========   ==========     =========     =========
  Diluted....................................           2,379,028    1,771,825     2,171,314     1,776,321
                                                       ==========   ==========     =========     =========
COMPREHENSIVE INCOME

Net income...................................          $  219,144   $  109,708     $  94,462     $ 404,593
Other comprehensive income, net of tax:
  Foreign currency translation adjustments...             (87,694)     (37,464)     (203,439)      (31,733)
                                                       ----------   ----------     ---------     ---------
Comprehensive income (loss)..................          $  131,450   $   72,244     $(108,977)     $372,860
                                                       ==========   ==========     =========     =========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                        Nine Months Ended
                                                     --------------------------
                                                     September 30,   October 2,
                                                         2000           1999
                                                     ------------    ----------
Cash flows from operating activities:
  Net income......................................... $   94,462     $  404,593
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization..................  1,365,693      1,164,823
      Amortization of goodwill ......................    119,557         90,914
      Deferred compensation .........................      9,904         12,261
      Changes in operating assets and liabilities
       net of acquisition in 1999:
        Accounts and income taxes receivable.........   (580,528)       631,964
        Inventories..................................   (885,720)      (306,973)
        Other current assets.........................    (38,506)      (247,757)
        Deferred tax assets..........................         -          (1,000)
        Other assets.................................      5,694        (23,594)
        Accounts payable.............................    994,993         57,421
        Accrued liabilities..........................    147,032       (334,758)
        Income taxes payable.........................    263,074        234,546
        Deferred compensation........................   (233,772)      (238,468)
        Loan to officer-shareholder..................   (280,000)            -
                                                      ----------     ----------
Net cash provided by operating activities............    981,883      1,443,972
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets......................... (2,321,781)    (1,716,694)
  Proceeds from sales of capital assets..............     17,909             -
  Acquisition of business............................         -      (4,673,794)
  Cash acquired with acquisition.....................         -         203,323
                                                      ----------     ----------
Net cash used in investing activities................ (2,303,872)    (6,187,165)
                                                      ----------     ----------
Cash flows from financing activities:
  Borrowing under term loan..........................         -       2,500,000
  Borrowing under revolving credit facility..........         -       2,500,000
  Borrowing under lease facility.....................    343,500             -
  Debt assumed with acquisition......................         -         451,126
  Repayment of borrowings............................ (2,516,772)    (1,466,290)
  Proceeds from the issuance of common stock, net....  3,277,548             -
  Proceeds from the exercise of stock options........    528,275         35,397
  Repurchase of common stock for the treasury .......         -        (345,423)
                                                      ----------     ----------
Net cash provided by financing activities............  1,632,551      3,674,810
                                                      ----------     ----------
Effect of exchange rate changes......................    (76,139)       (13,009)
                                                      ----------     ----------
Net increase (decrease) in cash and cash equivalents.    234,423     (1,081,392)
Cash and cash equivalents at beginning of year.......  1,108,141      1,852,666
                                                      ----------     ----------
Cash and cash equivalents at end of period........... $1,342,564     $  771,274
                                                      ==========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes..................................... $   41,000     $  139,000
                                                      ==========     ==========
    Loan interest.................................... $  209,441     $  220,224
                                                      ==========     ==========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2000 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for January 1, 2000. Certain prior year amounts have been reclassified in order to conform to current-year presentation.

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

     The unaudited pro forma combined results for the comparative period presented for 1999, as if FMI had been acquired at the beginning of 1999, are estimated to be as follows:

                                     Nine Months Ended
                                     -----------------
                                          October 2,
                                            1999
                                     -----------------
     Net sales........................   $15,822,000
     Net income.......................       364,000
     Diluted net income per share.....          $.20


     The pro forma results are based on various assumptions and are not necessarily indicative of what would have actually occurred had the acquisition and related financing transactions been completed at the beginning of last year, nor are they necessarily indicative of future consolidated results.

C.   Inventories

     Inventories consist of the following:
                                              September 30,        January 1,
                                                  2000               2000
                                              ------------        -----------
     Finished goods ......................     $  393,899         $  666,186
     Work in process .....................      1,798,737          1,004,037
     Raw materials and purchased parts ...      1,606,506          1,243,200
                                               ----------         ----------
     Total                                     $3,799,142         $2,913,423
                                               ==========         ==========

     Total inventories are net of valuation allowances for obsolescence of $1,307,000 at September 30, and $1,166,000 at January 1, 2000.

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

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company is party to an employment agreement with its Chairman, President and Chief Executive Officer ("executive") that provides him a minimum annual salary of $240,000. The initial term of the agreement ends on December 31, 2002 and automatically renews for successive twelve-month periods thereafter unless terminated pursuant to the terms of the agreement.

     The Company's Board of Directors and the executive agreed to amend the employment agreement effective August 31, 2000, by extending the initial term of the agreement by five years to December 31, 2007, with automatic twelve-month periods thereafter. In connection with the agreement amendment, the Company loaned the executive $280,000 with interest calculated at a variable interest rate based on the prime rate of the Company's lending bank, payable annually. In addition, the executive will receive an annual special bonus on the next five anniversaries of the agreement amendment's effective date, in the form of forgiveness of a portion of the principal of and the interest on the loan. Each special bonus shall be in the sum of (i) $56,000 and (ii) an amount equal to the accrued interest on the loan, which should aggregate approximately $82,000 in the next fiscal year.

H.   Current and Long-term debt

     The Company was obligated under the following debt instruments at September 30 and January 1, 2000:

                                                                 September 30,   January 1,
                                                                      2000           2000
                                                                   ----------    ----------

     Summit Bank:
     Revolving credit facility, interest 1/2% below prime,
          due September 2000.....................................  $       -     $2,000,000
     Term loan, interest 1/2% below prime, due December 2003.....   1,666,667     2,041,667
     The Bank of Nova Scotia:
     Equipment loans, interest prime plus 1%, due November 2000..       6,700        56,042
     Capital leases, interest 7.0%, due October 2003.............     227,824       299,005
     Capital leases, interest 8.7%, due May 2005.................     322,250            -
                                                                   ----------    ----------
                                                                    2,223,441     4,396,714
     Less current portion........................................     624,529     2,627,267
                                                                   ----------    ----------
     Long-term portion...........................................  $1,598,912    $1,769,447
                                                                   ==========    ==========


     The Company has entered into a $7,000,000 revolving credit and term loan agreement with Summit Bank. Up to $4,500,000 was available as of September 30, 2000 for future borrowing needs of the Company.

     The Company has extended its revolving credit facility due date to June 2001. The full amount outstanding of the revolving credit facility was repaid April 7, 2000.

     The term loan is secured by $2,500,000 of tangible personal property and the equipment loans are covered by a general security agreement. The revolving credit facility is unsecured.

     At September 30 and January 1, 2000, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

     Capital leases included in property, plant and equipment have a depreciated cost of approximately $426,000 at September 30 and $138,000 at January 1, 2000.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


I.  Restructuring and related charges

     As a result of accelerating the transfer of increased levels and complexity of production to the Company's Costa Rica manufacturing facility, the Company implemented a reduction of its workforce and provided severance benefits to certain employees during the first quarter of 2000. The restructuring charge for the first quarter of 2000 was $315,000, and charges net of tax benefits of $189,000 or $.10 per diluted share. The reduction in workforce affected fifteen persons, primarily electronic components manufacturing labor, and the full amount of the restructuring charge has been paid.

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


K.   Subsequent event

     On October 26, 2000, the Company entered into subscription agreements for common stock and warrants with each of three groups of investors including (i) investors led by Adam Smith Investment Partners, L.P. and certain of its affiliates (the "Adam Smith Investors"), (ii) Ericsson Holding International, B.V. ("EHI") and (iii) three members of the board of directors of the Company (the "Director Investors"). Pursuant to the subscription agreements, The Company sold to the investors units at a price of $12.80 per unit, each unit consisting of one share of common stock of the Company and one three-year warrant to purchase one additional share of common stock of the Company with an exercise price of $21.25 ("Units"). Pursuant to the subscription agreements, the Adam
Smith Investors purchased 240,000 Units, EHI purchased 100,000 Units and the Director Investors purchased 20,000 Units, the common stock portion of which representing approximately 14% of the outstanding stock of the Company after giving effect to the sales, for an aggregate cash price of $4,608,000.

     In connection with the purchase by the Adam Smith Investors and EHI of Merrimac common stock and warrants, the Company, the Adam Smith Investors and EHI also entered into registration rights agreements which provide the Adam Smith Investors and EHI each with two demand registrations at any time following October 26, 20

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L.   Pro forma weighted average number of common shares outstanding

     Had the sales of 375,000 shares of Company Common Stock on April 7 and 360,000 Units on October 26, 2000 referred to in Notes J. and K. occurred at the beginning of the year, the pro forma basic and diluted weighted average number of common shares outstanding would have been:

                                     Quarter      Nine Months
                                  ---------------------------
                                    Ended September 30, 2000
                                  ---------------------------

Basic:
Actual                            2,186,015        2,021,057
Sales of:
Common stock, April 7, 2000             -            131,868
Units, October 26, 2000 (a)         360,000          360,000
                                  ---------        ---------
Basic - pro forma                 2,546,015        2,512,925
Effect of dilutive securities-
Stock options                       193,013          150,257
                                  ---------        ---------
Diluted - pro forma               2,739,028        2,663,182
                                  =========        =========

(a) There is no pro forma dilutive impact from the common stock warrants included in the Units, as the warrant exercise price of $21.25 exceeds the per share market value of the Company's common stock.


M.   Recent Accounting Pronouncements

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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                         STATEMENT OF OPERATIONS SUMMARY
                         -------------------------------
                                   (Unaudited)
                                   -----------


The following table displays line items in the Consolidated Statements of Operations as a percentage of net sales.



                                                     Percentage of Net Sales    Percentage of Net Sales
                                                    ------------------------    --------------------------
                                                         Third  Quarter               Year to Date
                                                    ------------------------    --------------------------
                                                      Thirteen Weeks Ended        Nine Months Ended
                                                    ------------------------    --------------------------
                                                    September 30, October 2,     September 30,  October 2,
                                                          2000       1999          2000        1999
                                                         ------     ------        ------      ------
Net sales....................................            100.0%     100.0%        100.0%      100.0%
                                                         ------     ------        ------      ------
Costs and expenses:
  Cost of sales..............................             51.3       50.6          51.2        51.7
  Selling, general and administrative........             34.7       33.4          36.5        32.6
  Research and development...................              7.5       10.8           8.2        10.0
  Amortization of goodwill...................               .6         .8            .7          .6
  Restructuring charge.......................               -          -            1.9          -
                                                         ------     ------        ------      ------
                                                          94.1       95.6          98.5        94.9
                                                         ------     ------        ------      ------

Operating income.............................              5.9        4.4           1.5         5.1
Interest and other expense, net..............               .2        1.2            .7         1.0
                                                         ------     ------        ------      ------

Income before income taxes...................              5.7        3.2            .8         4.1
Provision for income taxes...................              2.3        1.1            .2         1.4
                                                         ------     ------        ------      ------

Net income...................................              3.4%       2.1%           .6%        2.7%
                                                         ======     ======        ======      ======


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Third quarter and nine months 2000 compared to third quarter and nine months 1999

     Consolidated results of operations for the third quarter 2000 reflect a 20.8% increase in net sales of $1,109,000 to $6,437,000 and an increase in operating income of $143,000 to $378,000. Net income of $219,000 was recorded for the third quarter 2000 compared to $110,000 reported for the third quarter of the prior year. Diluted net income per share was $.09 for the third quarter 2000 compared to diluted net income per share of $.06 reported for the third quarter of the prior year.

     Consolidated results of operations for the first nine months of 2000 reflected an increase in net sales of $1,106,000 to $16,298,000 and operating income of $239,000, after a restructuring charge of $315,000, compared to operating income of $768,000 for the first nine months of the prior year. Net income of $94,000 was recorded for the first nine months of 2000, after the $189,000 net effects of the first quarter restructuring charge. Net income of $405,000 was reported for the first nine months of the prior year. Diluted net income per share for the first nine months of 2000 was $.04, reflecting the first quarter restructuring charge of $.09 per diluted share. Diluted net income per share of $.23 was reported for the first nine months of the prior year.

     The increase in third quarter 2000 consolidated net sales of $1,109,000 was attributable to an increase in electronic components shipments of $576,000 or 11.9%, resulting from a higher firm order backlog that existed as of the beginning of this fiscal quarter, and an increase in microwave micro-circuitry product net sales from the Company's Filtran Microcircuits Inc. ("FMI") subsidiary of $533,000 or 49.7% over net sales reported in the third quarter of the prior year.

     The increase in consolidated net sales of $1,106,000 for the first nine months of 2000 was partly attributable to a reduction in electronic components shipments of $750,000 or 5.9%, resulting from a smaller firm order backlog that existed as of the beginning of this fiscal year, which was offset by the inclusion of microwave micro-circuitry product net sales of $4,345,000 from FMI, which was acquired on February 25, 1999, an increase of $1,856,000 compared to the net sales amount of $2,489,000 included in the results of the first nine months of the prior year from the date of FMI's acquisition.

     Orders of $7,345,000 were received for the third quarter 2000, an increase of $2,900,000 or 65.2% compared to $4,445,000 in orders received for the third quarter of 1999. Third quarter 2000 sales orders included $1,372,000 in new orders for FMI. The backlog at the end of the third quarter 2000 was $11,747,000, an increase of $5,629,000 or 92.0% over year-end 1999, and an increase of $3,773,000 or 47.3.0% when compared to the third quarter 1999 backlog. Orders received during the third quarter were 14.1% above the third quarter 2000 sales level. Orders received for the first nine months 2000 of $21,927,000 increased $4,928,000 or 29.0% compared to $16,999,000 in orders received for the first nine months of 1999, which exceeded the nine months 2000 sales level by 34.5%. Sales orders for the first nine months 2000 included $5,817,000 in new orders for FMI.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Cost of sales increased $608,000 or 22.6%, and as a percentage of net sales increased 0.7% to 51.3% for the third quarter 2000. The increase in quarterly cost of sales is primarily related to the increase in sales volume. For the first nine months 2000, cost of sales increased $496,000 or 6.3%, and as a percentage of net sales decreased 0.5% to 51.2%. Additional reductions were achieved from manufacturing efficiencies attributable to a reduction in direct labor and manufacturing overhead costs, partly related to the increasing transfer of production to the Costa Rica manufacturing facility, and other manufacturing cost improvements resulting from the first quarter 2000 restructuring. Depreciation expense increased $67,000 for the third quarter 2000 and $201,000 for the first nine months of 2000 resulting from higher capital equipment purchases in the current and prior years and the inclusion of depreciation expense from FMI.

     Gross profit for the electronic components segment of $2,316,000 was 47.7% of segment net sales of $4,832,000 in the third quarter 2000 compared to
$2,148,000, which was 50.5% of segment net sales of $4,256,000 in the third quarter of 1999. The percentage of gross profit margin declined 2.8 percentage points although the gross profit amount increased $168,000 or 7.8% because of the increase in this segment's sales. Gross profit for the microwave micro-circuitry segment was $819,000 or 51.0 % of segment net sales of $1,605,000 in the third quarter 2000 compared to $486,000 or 45.4% of segment net sales of $1,072,000 in the third quarter of 1999, resulting from the increase in this segment's sales.

     Gross profit for the electronic components segment of $5,873,000 was 48.9% of segment net sales of $11,953,000 for the first nine months 2000 compared to $6,249,000, which was 49.2% of segment net sales of $12,703,000 in the first nine months of 1999. The percentage of gross profit margin declined by 0.3 percentage points, and the gross profit amount decreased $376,000 or 6.0% because of the decline in sales. Gross profit for the microwave micro-circuitry segment was $2,082,000 or 47.9 % of segment net sales of $4,345,000 for the first nine months of 2000 compared to $1,096,000 or 44.0% of the 1999 period's segment net sales of $2,489,000 included in the results of the first nine months of 1999 from the date of FMI's acquisition.

     Selling, general and administrative expenses of $2,231,000 for the third quarter 2000 increased $449,000 or 25.2%, and when expressed as a percentage of net sales, increased 1.3% to 34.7%. These increases included an increase of $100,000 from FMI to $279,000 for the third quarter 2000 compared to $179,000 that was included in third quarter of 1999, increased sales commission expenses and other increases that were related to new product samples activity, and higher selling and marketing expenses in connection with the Company's new Multi-Mix(TM) Microtechnology product line.

     Selling, general and administrative expenses of $5,948,000 for the first nine months 2000 increased $986,000 or 19.9%, and when expressed as a percentage of net sales, increased 3.9% to 36.5%. These increases included an increase of $316,000 from FMI to $728,000 for the first nine months 2000 compared to $412,000 included in the results of the first nine months of 1999 from the date of FMI's acquisition, resulting from increased sales commission expenses and other increases that were related to new product samples activity, and higher selling and marketing expenses in connection with the Company's new Multi-Mix(TM) Microtechnology product line.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Amortization expense of $42,000 for the third quarter of 2000 is attributable to goodwill arising from the acquisition of FMI, which is being amortized on a straight-line basis over a life of twenty years compares to last year's quarterly expense. Amortization expense of $120,000 for the first nine months of 2000 compares to last year's short post-acquisition period amortization expense of $91,000.

     Research and development expenses for new products were $484,000 for the third quarter 2000, a decrease of $94,000 or 16.2% compared to the third quarter of the prior year. Except for $78,000 at FMI, most of the research and development expenses were for Multi-Mix(TM) Microtechnology. Research and development expenses for new products were $1,333,000 for the first nine months 2000, a decrease of $191,000 or 12.5% compared to the first nine months of the prior year. Except for $237,000 at FMI, most of the research and development expenses were for Multi-Mix(TM) Microtechnology.

     The operating loss for the electronic components segment was $43,000 in the third quarter 2000 compared to operating income of $104,000 or 2.5% of segment net sales in the third quarter of 1999. Operating income for the microwave micro-circuitry segment was $421,000 or 26.2% of this segment's net sales compared to operating income of $131,000 or 12.2% in the third quarter of 1999.

     The restructuring charge of $315,000 relates to severance and certain other costs incurred for the termination of fifteen persons during the first quarter of fiscal 2000, of which $296,000 was related to the electronic components segment and $19,000 was related to the microwave micro-circuitry segment. The operating loss after the restructuring charge for the electronic components segment was $739,000 in the first nine months 2000 compared to operating income of $475,000 or 3.7% of segment net sales in the first nine months of 1999.
Operating income after the restructuring charge for the microwave micro-circuitry segment was $978,000 or 22.5% of this segment's net sales compared to operating income of $293,000 or 11.8% in the first nine months of 1999.

     Interest expense, net was $9,000 for the third quarter 2000 compared to $66,000 for the third quarter of last year and was principally incurred on borrowings under a term loan and revolving credit facility in connection with the acquisition of FMI during the first quarter of 1999, which was partially offset by interest income that arose from proceeds related to the issuance of common stock. Interest expense, net was $115,000 for the first nine months of 2000 compared to $145,000 for the first nine months of last year.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company had liquid resources comprised of cash and cash equivalents totaling approximately $1,300,000 at the end of third quarter of 2000 compared to approximately $1,100,000 at year-end of 1999. The Company's working capital was approximately $6,800,000 and its current ratio was 2.6 at the end of the third quarter of 2000 which compared to $4,200,000 and 1.8, respectively, at the end of 1999. Current liabilities at year-end 1999 included $2,000,000 of indebtedness under a revolving credit facility, which the Company repaid on April 7, 2000.

     The Company's operating activities provided cash flows of $981,000 in the first nine months of 2000 compared to $1,444,000 in the first nine months of 1999. The primary reasons for the reduction in operating cash flows are due to a decrease in net income, increases in accounts receivable, which was offset by increases in accounts payable, income taxes payable, accrued liabilities and higher depreciation and amortization charges. The Company made investments in property, plant and equipment of $2,304,000 in the first nine months of 2000 compared to $1,717,000 in the first nine months of 1999. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products.

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

     Management believes that the Company's $4,500,000 revolving credit facility, which has been extended to June 2001, together with its present liquid resources and cash flows expected to be provided by operations, will be sufficient resources for currently contemplated operations in fiscal year 2000.

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

     On October 26, 2000, the Company entered into subscription agreements for common stock and warrants with each of three groups of investors including (i) investors led by Adam Smith Investment Partners, L.P. and certain of its affiliates (the "Adam Smith Investors"), (ii) Ericsson Holding International, B.V. ("EHI") and (iii) three members of the board of directors of the Company (the "Director Investors"). Pursuant to the subscription agreements, The Company sold to the investors units at a price of $12.80 per unit, each unit consisting of one share of common stock of the Company and one three-year warrant to purchase one additional share of common stock of the Company with an exercise price of $21.25 ("Units"). Pursuant to the subscription agreements, the Adam
Smith Investors purchased 240,000 Units, EHI purchased 100,000 Units and the Director Investors purchased 20,000 Units, the common stock portion of which representing approximately 14% of the outstanding stock of the Company after giving effect to the sales, for an aggregate purchase price of $4,608,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     In connection with the purchase by the Adam Smith Investors and EHI of Merrimac common stock and warrants, the Company, the Adam Smith Investors and EHI also entered into registration rights agreements which provide the Adam Smith Investors and EHI each with two demand registrations at any time following October 26, 2002.

     The Company's capital expenditures for new projects and production equipment has exceeded its depreciation and amortization expenses in fiscal 2000. The Company has issued purchase order commitments to processing equipment vendors for approximately $1,500,000 of capital equipment and building improvements. The Company anticipates that such equipment will be purchased and become operational and building improvements will be completed during fiscal 2000.

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

     3(b) Restated Certificate of Incorporation of Merrimac filed on June 14, 1999 is hereby incorporated by reference on Exhibit 3(b)(2) to Merrimac's Quarterly Report on Form 10-QBS dated August 12, 1999.

     4(a) Shareholder Rights Agreement dated as of March 9, 1999 between Merrimac and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K dated March 9, 1999.

     4(b) Amendment No. 1 dated as of June 9, 1999 to the Shareholder Rights Agreement dated as of March 9, 1999 between Merrimac and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit1 to Merrimac's Current Report on Form 8-K dated June 9, 1999.

     4(c) Amendment No. 2 dated as of April 7, 2000 to the Shareholder Rights Agreement dated as of March 9, 1999 between Merrimac and ChaseMellon Shareholder Services, L.L.C., as rights agent, is hereby incorporated by reference to Exhibit 2 to Merrimac's Current Report on Form 8-K dated April 10, 2000.

     10(a) Amendment dated as of August 31, 2000 to the Amended and Restated Employment Agreement, entered into as of January 1, 1998, by and between Merrimac Industries, Inc.
                  and Mason N. Carter.*

     11           Statement re:  Computation of earnings per share.

     27           Financial Data Schedule for the Third Quarter Ended
                  September 30, 2000.

     (b) Reports on Form 8-K.

         A Current Report on Form 8-K was filed on August 11, 2000 reporting Merrimac's results of operations for the second quarter of fiscal 2000.

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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: November 10, 2000          By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: November 10, 2000          By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer

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


         10(a) Amendment dated as of August 31, 2000 to the Amended and Restated Employment Agreement, entered into as of January 1, 1998, by and between Merrimac Industries, Inc. and Mason N. Carter.*

         11             Statement re:  Computation of earnings per share.

         27 Financial Data Schedule for the Third Quarter Ended September 30, 2000.