Form 10KSB
period 2000-12-30
MERRIMAC INDUSTRIES INC
filed 2001-03-30
CIK 706864

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the fiscal year ended    December 30, 2000
                             ---------------------------------------------------

Commission file number       0-11201
                             ---------------------------------------------------

                            Merrimac Industries, Inc.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

            Delaware                                 22-1642321
-------------------------------            -------------------------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)

41 Fairfield Place, West Caldwell, New Jersey                  07006
-------------------------------------------------     --------------------------
  (Address of principal executive offices)                   (Zip code)

Registrant's telephone number including area code 973-575-1300
Securities registered pursuant to Section 12(b) of the Exchange Act:

      Title of each class            Name of each exchange on which registered
-------------------------------    ---------------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [( X )]

State registrant's revenues for its most recent fiscal year: $23,035,682

     The aggregate market value of voting stock held by non-affiliates based upon the average price of such stock as quoted on The American Stock Exchange on March 23, 2001, was $29,937,000. Shares of Common Stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. Registrant's Common Stock outstanding at March 23, 2001, was 2,615,019 shares.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant's Annual Report to Shareholders for Fiscal Year Ended December 30, 2000, are incorporated into Parts I and II of Form 10-KSB.
     Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated into Part III of Form 10-KSB.

     Exhibit index is on page 14.

                              CAUTIONARY STATEMENT

         This Annual Report on Form 10-KSB contains statements relating to future results of Merrimac Industries, Inc. ("Merrimac" or the "Company") (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: general economic and industry conditions; slower than anticipated penetration into the satellite communications, defense and wireless markets; the risk that the benefits expected from the acquisition of Filtran Microcircuits Inc. are not realized; the ability to protect proprietary information and technology; competitive products and pricing pressures; the risk that Merrimac will not be able to continue to raise sufficient capital to expand its operations as currently contemplated by its business strategy; risks relating to governmental regulatory actions in communications and defense programs; risks associated with demand for and market acceptance of existing and newly developed products; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties, including but not limited to those detailed from time to time in Merrimac's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and Merrimac undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.


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

         In 1998, Merrimac introduced the Multi-Mix(R) Microtechnology processes to the marketplace. Multi-Mix(R) process is an enabling technology that employs three-dimensional designs of multiple circuit layers bonded together using a fusion bonding process to help build components and subassemblies at a fraction of the size, weight and cost of conventional microstrip and stripline products.

         In February 1999, Merrimac completed the acquisition of all the outstanding stock of Filtran Microcircuits Inc. ("FMI"), a manufacturer of microwave micro circuitry. FMI produces technically intricate microstrip, banded stripline and thick metal-backed Teflon(R) circuits for satellite, aerospace, telecommunications, automotive adaptive cruise control, navigation and defense applications worldwide. Merrimac acquired FMI to enable Merrimac to incorporate FMI's competency in fine line etching into the Multi-Mix(R) Microtechnology processes and accelerate Merrimac's penetration into the satellite communications, defense and wireless markets. FMI is operated as a wholly-owned subsidiary of Merrimac.

         Merrimac was originally incorporated as Merrimac Research and Development, a New York corporation, in 1954. Merrimac was reincorporated as a New Jersey corporation in 1994 and subsequently reincorporated as a Delaware corporation in 2001.

                            DESCRIPTION OF BUSINESSES

Core Business

         In 1998, Merrimac introduced Multi-Mix(R) Microtechnology capabilities, a new innovative process for microwave, multilayer integrated circuits and micro-multifunction module (MMFM(R)) technology and subsystems. This process is based on fluoropolymer composite substrates, which are bonded together into a multilayer structure using a fusion bonding process. The fusion process provides a homogeneous dielectric medium for superior electrical performance at microwave frequencies. This 3-dimensional Multi-Mix(R) design consisting of stacked circuit layers permits the manufacture of components and subsystems that are a fraction of the size and weight of conventional microstrip and stripline products.

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

         Merrimac has traditionally developed and offered for sale products built to specific customer needs, as well as, standard catalog items. Approximately 30% of 2000 revenues were derived from initial orders for products custom designed for specific customer applications, 51% from repeat orders for such products and 19% from catalog sales.

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

         Merrimac has also begun to use the Internet to reach its customers more efficiently. Merrimac's On-Line Co-Design(R) system, an innovative service, allows RF and microwave circuit designers to create and test their products on-line over the Internet. The customer uses the latest design tools from Hewlett-Packard EEsof, together with proprietary circuit elements from the Multi-Mix(R) library of pre-engineered components and assemblies. This service allows Merrimac engineers to work more directly with customers as they design their products.

         For a discussion of financial information about Merrimac's business segments and geographic data, reference is made to Note 11 of Notes to Consolidated Financial Statements in Merrimac's Annual Report to Shareholders for the Fiscal Year Ended December 30, 2000, which note is incorporated herein by reference.

         Products

         Merrimac's major product categories are: (1) power dividers/combiners that equally divide input signals or combine coherent signals for nearly lossless power combinations; (2) I&Q networks (a subassembly of circuits which allows two information signals (incident and quadrature) to be carried on a single radio signal for use in digital communication and navigational positioning); (3) directional couplers that allow for signal sampling along transmission lines; (4) phase shifters that accurately and repeatedly alter a signal's phase transmission to achieve desired signal processing or demodulation; (5) hybrid junctions that serve to split input signals into two output signals with 0 degree phase difference or 180 degrees out of phase with respect to each other; (6) balanced mixers that convert input frequencies to another frequency; (7) variable attenuators that serve to control or reduce power flow without distortion; (8) beamformers that permit an antenna to electronically track or transmit a signal; and (9) quadrature couplers that serve to split input signals into two output signals 90 degrees out of phase with respect to each other or combine equal amplitude quadrature signals. Merrimac's other product categories include single side band modulators, image reject mixers, vector modulators and a wide variety of specialized integrated Micro-Multifunction Modules (MMFM(R)) assemblies. In the last fiscal year, no one product accounted for more than ten percent of total net sales.

         Approximately 55% of Merrimac's sales in 2000 were derived from the sales of products for use in high-reliability aerospace, satellite, and missile applications. These products are designed to withstand severe environments without failure or maintenance over prolonged periods of time (from 5 to 20 years). Merrimac provides facilities dedicated to the design, development, manufacture, and testing of these products along with special program management and documentation personnel.

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

Filtran Microcircuits Inc.

         General

         Established in 1983, Filtran Microcircuits, Inc. ("FMI") is a leading manufacturer of microwave micro circuitry for the high frequency communications industry. FMI produces microstrip, bonded stripline, and thick metal-backed Teflon(R) (PTFE) microcircuits for wireless telecommunications, including satellite, aerospace, PCS, fiber optic telecommunications, automotive, navigational and defense applications worldwide. FMI participates in the market for millimeter-wave applications, a technology experiencing high growth. Merrimac believes that FMI's technical capability and ability to provide the reliable processing required by customers enable it to address this market. FMI also supplies mixed dielectric multilayer and high speed interconnect circuitry to meet customer demand for high performance and cost-effective packaging.

         FMI's strong technical team, proprietary processes and equipment allow FMI to manufacture precise circuits, with edge resolution of .0005 inch or better. The accuracy provided by FMI is particularly valued by customers in high-end applications who require microwave circuitry with significant reliability.

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

         FMI has also achieved significant results in the area of accuracy of circuit board imaging. FMI employs specially developed processes using liquid photo-resists and high-intensity, collimated UV exposure techniques in fine line processing for both single, double-sided and multi-layer PTH boards.

         Products

         FMI produces precision microwave circuitry, having operating frequencies that typically range from 500 MHz to 100 GHz, through the processing of microstrip, bonded stripline, thick metal-backed PTFE and mixed dielectric multilayer. FMI also produces aluminum, copper and brass backed circuits. Although FMI generally purchases pre-bonded materials, it also has the capability to bond substrates to thick metal carriers when requested by customers. FMI also processes thin film circuits on hard substrates such as ceramic, ferrite and glass.

         FMI has developed innovative processing that provides customers with reliable and high performance circuitry. FMI has the capability to process: (1) 1 mil lines and spaces with +/- .2 mil tolerance; (2) embedded resistors; (3) proprietary sodium etch formulation for reliable PTH and edge plating; (4) proprietary sputtering techniques for blind holes in thick metal-backed PTFE;
(5) proprietary copper Thin Film metallization on ceramic; (6) high purity, wire-bondable gold; (7) plated through hole aspect ratios up to 10:1; and (8) multi-layer bonding. FMI has machining capabilities in computer numerically controlled routing, drilling, milling and laser machining. Machining tolerance ranges from +/- .005 inch to +/- .001 inch.

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

Marketing

         Merrimac markets its products in the United States and Canada directly to customers through a marketing staff comprised of 16 employees, including five employees located at FMI in Ottawa, Canada, and through 22 independent domestic sales organizations. Merrimac utilizes 19 independent sales organizations to market its products elsewhere in the world. Merrimac's marketing program focuses on identifying new programs and applications for which Merrimac can develop prototypes leading to volume production orders.

         Merrimac's customers are primarily major industrial corporations that integrate Merrimac's products into a wide variety of defense and commercial systems. Merrimac's customers include The Boeing Company, Raytheon Company, Northrop Grumman Corporation, Lockheed Martin Corporation, Loral Space & Communications Ltd., TRW, Inc. and Motorola, Inc. Sales to any one foreign geographic area did not exceed 10% of net sales for 2000 or 1999, and were 10.6% to Europe in 1998. Sales to Lockheed Martin Corporation were 12.2%, 10.0% and 13.4% of net sales in 2000, 1999 and 1998, respectively. Sales to The Boeing Company (which acquired the space and communications business from Hughes Electronics Corporation, a customer of the Company, in 2000) were 9.1% of net sales in 2000. Pro forma combined sales to The Boeing Company and Hughes Electronics Corporation were 21.3% and 16.7% of net sales in 1999 and 1998, respectively. Sales to The Boeing Company were 10.4% and 6.3% of net sales in 1999 and 1998, respectively, and sales to Hughes Electronics Corporation were 10.9% and 10.3% of net sales in 1999 and 1998, respectively.

         FMI's key customers include M/A Com, Inc., Communication Techniques Inc., SierraCom, Filtronic Broadband (U.K.), Nortel Networks Corporation, Raytheon Company, VertiCom, Inc. and Signal Technology Corporation.

         Both Merrimac (www.merrimacind.com or www.multi-mix.com) and FMI (www.filtranmicro.com) have a uniform resource locator ("URL") Internet address and have established a commercial presence on the World Wide Web. Merrimac's product catalog is available on its website.

Export Controls

         The Company's products are subject to the Export Administration Regulations (the "EAR") administered by the U.S. Department of Commerce and may, in certain instances, be subject to the International Traffic in Arms Regulations (the "ITAR") administered by the U.S. Department of State. The EAR restrict the export of dual-use products and technical data to certain countries, while the ITAR restrict the export of defense products, technical data and defense services. Merrimac believes that it has implemented internal export procedures and controls in order to achieve compliance with the applicable U.S. export control regulations. However, the U.S. government agencies responsible for administering the EAR and the ITAR have significant discretion in the interpretation and enforcement of these regulations, and it is possible that these regulations could adversely affect the Company's ability to sell its products to non-U.S. customers.

Research and Development

         During fiscal 2000 and 1999, research and development expenditures amounted to $1,871,000 and $2,096,000, respectively. With the exception of $292,000 of expenses at FMI, substantially all of the research and development funds in fiscal 2000 were primarily expended for new Multi-Mix(R) Microtechnology products. Merrimac plans to commit research and development funds at the same level in fiscal 2001 as in 2000, and will focus its efforts on new product development for specific customer applications requiring integration of circuitry and further miniaturization, precision and volume applications.

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

Environmental Regulation

         Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous waste and other activities affecting the environment have had and will continue to have an impact on Merrimac's manufacturing operations. Thus far, compliance with current environmental requirements has been accomplished without material effect on Merrimac's liquidity and capital resources, competitive position or financial statements, and management believes that such compliance will not have a material adverse effect on Merrimac's liquidity and capital resources, competitive position or financial statements in the future. Management cannot assess the possible effect of compliance with future requirements.

Backlog

         Merrimac manufactures specialized components and subsystems pursuant to firm orders from customers and standard components for inventory. As of December 30, 2000, Merrimac had a firm backlog of orders of approximately $10,640,000. Merrimac estimates that approximately 90% of the orders in its backlog as of December 30, 2000 will be shipped within one year. Merrimac does not consider its business to be seasonal.

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

Manufacturing, Assembly and Source of Supply

         Manufacturing operations consist principally of design, assembly and testing of components and subsystems built from purchased electronic materials and components, fabricated parts, and printed circuits. Manual and semi-automatic methods are utilized depending principally upon production volumes. Merrimac has its own machine shop employing CAD/CAM techniques and etching facilities to handle soft and hard substrate materials. In addition, Merrimac maintains testing and inspection procedures intended to minimize production errors and enhance product reliability. Merrimac began manufacturing in Costa Rica in the second half of 1996. In January 1998, these operations were moved to a larger facility. During 2000, in addition to manufacturing Merrimac's line of products, the Costa Rican facility also provided contract manufacturing services.

         FMI's manufacturing facility consists of CAD/CAM, chemical and mechanical processes, quality systems and R&D of bare circuit board materials specifically selected for high frequency applications. Manual and automatic methods are utilized depending upon the circuit volumes, complexity and existing technologies available to the printed wiring board industry. During the past year, FMI has added new equipment and procedures to reduce cost and improve efficiencies in operations. Notably, FMI added automated optical measuring systems, an upgraded ERP system, Bridgeport machining center, a photoplotter, a new PTH line, a new gold plating line and a laser-machining center. FMI is working towards ISO 9002 certification, targeted for the first quarter of 2001.

         Microwave materials used in FMI's products are available from Rogers and Arlon. Laminate materials are available from a small number of qualified suppliers. The suppliers that provide materials to FMI specialize in the manufacture of microwave materials. Customers often direct FMI to use a particular vendor for laminates based upon particular design specifications.

         During 1999, Merrimac implemented programs to improve the efficiency of manufacturing operations and reduce costs. Merrimac continues to establish more stringent procedures and documentation standards to provide for the prompt transfer of the production of prototype products from engineering to manufacturing. In October 1999, Factory Mutual Research awarded the ISO 9001 certification to Merrimac's Multi-Mix(R) Microtechnology Group manufacturing facility. In December 2000, Factory Mutual Research awarded the ISO 9001 certification to the Company's RF Microwave Products Group manufacturing facility. The ISO 9001 certification verifies that the Multi-Mix(R) Microtechnology Group and the RF Microwave Products Group of Merrimac comply with the internationally recognized standard for quality systems and the model for quality assurance in design, development, production, installation and servicing. Merrimac's manufacturing subsidiary located in Costa Rica obtained ISO 9002 certification prior to fiscal 1999.

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

Employee Relations

         As of December 30, 2000, Merrimac employed approximately 260 full time employees, including 80 employees at FMI and 60 employees at Merrimac's Costa Rica facility. None of Merrimac's employees are represented by a labor organization. Merrimac has never experienced a work stoppage or interruption due to a labor dispute. Management believes that relations with its employees are satisfactory.

Patents

         As of March 27, 2001, Merrimac owns 8 patents with respect to certain inventions it developed. No assurance can be given that the protection that Merrimac has acquired through patents is sufficient to deter others, legally or otherwise, from developing or marketing competitive products. There can be no assurance that any of the patents will be found valid, if validity is challenged. Although Merrimac has from time to time filed patent applications in connection with the inventions which it believes are patentable, there can be no assurance that these applications will issue into patents.

ITEM 2.  DESCRIPTION OF PROPERTY

         Merrimac's administrative offices, research and principal production facilities are located in West Caldwell, New Jersey, on a five-acre parcel owned by Merrimac. A 12,000 square-foot plant was built in November 1966; a 13,500 square-foot addition was completed in December 1971; and a 26,500 square-foot addition was completed in July 1980, aggregating 52,000 square-feet presently. In February 2001, Merrimac began construction of an additional 19,200 square-foot manufacturing facility in West Caldwell, New Jersey, which is expected to be completed by the end of 2001.

         Merrimac owns all of its land, buildings, laboratories, production and office equipment, as well as its furniture and fixtures in West Caldwell, New Jersey. Merrimac believes that its plant and facilities are well suited for Merrimac's business and are properly utilized, suitably located and in good condition.

         Effective January 2001, Merrimac modified its existing lease for a 17,000 square-foot manufacturing facility in Costa Rica by reducing the leased space to 8,200 square feet and extending the lease for the reduced space through December 2004. In February 2001, Merrimac also signed a new five-year lease for a 36,200 square-foot facility in Costa Rica, which will be exclusively devoted to manufacturing of the Multi-Mix(R) Microtechnology products.

         In February 1999, Merrimac entered into a seven-year lease on a 20,000 square-foot manufacturing facility in Ottawa, Ontario, Canada in connection with Merrimac's acquisition of FMI.

         Merrimac does not make any investments in real estate other than in connection with its operations.

ITEM 3.  LEGAL PROCEEDINGS

         Merrimac is a party to lawsuits, both as a plaintiff and a defendant, arising in the normal course of business. It is the opinion of Merrimac's management that the disposition of these various lawsuits will not individually or in the aggregate have a material adverse effect on the consolidated financial position or the results of operations of Merrimac.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Merrimac's Common Stock has been listed and traded on The American Stock Exchange since July 11, 1988, under the symbol MRM. As of March 23, 2001, Merrimac had approximately 200 holders of record. Merrimac believes there are approximately 1,500 additional holders in "street name" through broker nominees.

         Reference is made to the table captioned "Quarterly Common Stock Data" of Merrimac's Annual Report to Shareholders for the Fiscal Year Ended December 30, 2000, filed as Exhibit 13 hereto (the "Annual Report"), which is incorporated herein by reference, for information with respect to the high and low bid prices of Merrimac's Common Stock during the past two fiscal years.

         Merrimac has not paid any cash dividends to its shareholders since the third quarter of 1997. The Board of Directors eliminated the dividend on August 28, 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report, which information is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the information in the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Shareholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and Report of Independent Public Accountants contained in the Annual Report, which information is incorporated herein by reference with respect to Merrimac's financial position as of December 30, 2000 and January 1, 2000, and the results of operations and cash flows for the years ended December 30, 2000, January 1, 2000 and January 2, 1999, and the report of Arthur Andersen LLP. For unaudited selected quarterly financial data, see the table captioned "Quarterly Financial Information" contained in the Annual Report, which table is incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Pursuant to General Instruction E3 to Form 10-KSB, portions of information required by Items 9-12 and indicated below are hereby incorporated by reference to Merrimac's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders (the "Proxy Statement") which Merrimac will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Information under the caption "Election of Directors" contained in the Proxy Statement with respect to the Board of Directors is incorporated herein by reference.

         The following is a list of Merrimac's current executive officers, their ages and their positions. Generally, each executive officer is elected for a term of one year at the organizational meeting of the Board of Directors following the Annual Meeting of Shareholders.

Name                             Age      Position
----                             ---      --------
Mason N. Carter                  54       Chairman, President and
                                          Chief Executive Officer

Robert V. Condon                 54       Vice President, Finance, Treasurer,
                                          Secretary and Chief Financial Officer

Richard E. Dec                   57       Vice President, Business Development

Brian R. Dornan                  52       Vice President and Chief Engineer, RF
                                          Microwave Products Group

Ronald Gold                      49       General Manager, FMI

Reynold K. Green                 42       Vice President and General Manager,
                                          RF Microwave Products Group

Jayson E. Hahn                   33       Vice President, Information Technology
                                          and Chief Information Officer

James J. Logothetis              40       Vice President, Multi-Mix(R)
                                          Engineering

Joseph McAndrew                  46       Vice President, Multi-Mix(R)
                                          Operations

Michael Pelenskij                40       Vice President, Operations RF
                                          Microwave Products Group

Dr. Kovilvila N. Ramachandran    60       President and Technical Director, FMI

Lawrence S. Ross                 32       Vice President, Quality



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

         Mr. Dec has been Vice President, Business Development in July 2000 after serving as Vice President , Marketing since joining Merrimac in March 1997. Prior to joining Merrimac, he was Vice President of Business Development of Kinley & Manbeck, Inc., a business process re-engineering and systems implementation consulting company, from April 1996 to March 1997. From 1995 to March 1996, he was National Account Manager, Product and Systems Group for Datatec Industries, Inc.

         Mr. Dornan was appointed Vice President and Chief Engineer of the RF Microwave Products Group in December 2000 after serving as Vice President, Research and Development since February 1998. From October 1996 to February 1998 he served as Group Vice President of Technology and Engineering of Merrimac. He had been Group Vice President of Manufacturing from 1986 to October 1996.

         Mr. Gold was appointed General Manager of FMI in September 2000 after serving as Vice President, Materials and Business Processes from January to August 2000. Prior to January 2000, Mr. Gold held the position of Director of Materials since joining the Company in April 1997. Prior to his employment with the Company, Mr. Gold held the positions of Commodity Manager, Materials Manager and Manufacturing Engineering Manager at PrePress Solutions, Inc. from 1986 to 1997.

         Mr. Green was appointed Vice President and General Manager of the RF Microwave Products Group in January 2000. He was Vice President, Sales from March 1997 to January 2000 and Vice President of Manufacturing from April 1996 to March 1997. He was a member of the Board of Directors from April 1996 to May 1997 and did not seek re-election to the Board. Prior to April 1996, Mr. Green held positions of Director of Manufacturing, National Sales Manager and Director of Quality Control and High-Reliability Services at Merrimac.

         Mr. Hahn was appointed Vice President, Information Technology and Chief Information Officer in October 2000 after serving as Director, Network Services since June 1998. He served as Manager, Network Services from June 1997 to June 1998 and was Information Technology Support Specialist from December 1996 to June 1997. Prior to joining the Company, Mr. Hahn was with Berkeley Educational Services, where he held various Information Technology related positions from 1992 to November 1996.

         Mr. Logothetis was appointed Vice President, Multi-Mix(R) Engineering in May 1998 after rejoining Merrimac in January 1997 to serve as Director, Advanced Technology. Prior to rejoining Merrimac, he served as a director for Electromagnetic Technologies, Inc. in 1995 and became Vice President of Microwave Engineering at such corporation in 1996. From 1984 through 1994, Mr. Logothetis held various engineering positions with Merrimac, including Group Manager, Engineering.

         Mr. McAndrew was appointed Vice President, Multi-Mix(R) Operations in June 1999 after serving as Director of Manufacturing Engineering from 1997 to 1999. From 1984 through 1997, Mr. McAndrew held various engineering positions at Merrimac including Manager, Manufacturing and Process Engineering.

         Mr. Pelenskij was appointed Vice President, Operations RF Microwave Products Group in January 2000 Company after serving as Director of Manufacturing of the Company from January 1999 to January 2000. Prior to January 1999, Mr. Pelenskij held the positions of Manager of Screened Components, RF Design Engineer, and District Sales Manager at the Company since joining the Company in 1993.

         Dr. Ramachandran has been President of FMI since January 1996 and has been Technical Director of FMI since co-founding FMI in 1983. Dr. Ramachandran served as a member of FMI's Board of Directors prior to Merrimac's acquisition of FMI. Prior to 1983, Dr. Ramachandran held a position at the National Research Council of Canada.

         Mr. Ross was appointed Vice President, Quality in January 2000 after serving as Director, Quality since joining the Company in March 1999. Prior to joining the Company, Mr. Ross was employed as Manager, Quality & Efficiency at Philips Consumer Electronics' Digital TV Group, a corporate design competency, from December 1998 to March 1999. From May 1997 to December 1998, Mr. Ross held the position of Corporate Quality Assurance Manager at General Bearing Corporation, a ball and taper roller bearing design and manufacturing company. From 1995 to 1997, he was Director, Quality and ISO Coordination for Mikron Instrument Company, a non-contact temperature measurement design and manufacturing company.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit No.
    -----------

         3(a) By-laws of Merrimac are hereby incorporated by reference to Exhibit 3(ii)(b) to Post-Effective Amendment No. 2 to the Registration Statement on Form S-8 (No. 33-68862) of Merrimac dated February 23, 2001.

         3(b) Certificate of Incorporation of Merrimac is hereby incorporated by reference to Exhibit 3(i)(b) to Post-Effective Amendment No. 2 to the Registration Statement on Form S-8 (No. 33-68862) of Merrimac dated February 23, 2001.

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

         4(c) Amendment No. 2 dated as of April 7, 2000, to the Shareholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 2 to Merrimac's Current Report on Form 8-K dated
                           April 10, 2000.

         4(d) Amendment No. 3 dated as of October 26, 2000, to the Shareholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 2 to Merrimac's Current Report on Form 8-K dated October 27, 2000.

         4(e) Amendment No. 4 dated as of February 21, 2001, to the Shareholder Rights Agreement dated as of March 9, 1999, between Merrimac and Mellon Investor Services, L.L.C. (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent, is hereby incorporated by reference to Exhibit 1(d) to Merrimac's Current Report on Form 8-K dated
                           February 21, 2001.

         10(a) Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000, among Ericsson Microelectronics, A.B., Ericsson Holdings International, B.V. and Merrimac is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB dated August 15, 2000.

         10(b)             Registration Rights Agreement dated as of
                           April 7, 2000, between Merrimac and Ericsson Holding International, B.V. is hereby incorporated by reference to Exhibit 10(b) to Merrimac's Quarterly Report on Form 10-QSB dated August 15, 2000.

         10(c) Profit Sharing Plan of Merrimac is hereby incorporated by reference to Exhibit 10(n) to Merrimac's Registration Statement on Form S-1 (No. 2-79455).*

         10(d) 1983 Key Employees Stock Option Plan of Merrimac effective March 21, 1983, is hereby incorporated by reference to Exhibit 10(m) to Merrimac's Annual Report on Form 10-KSB dated March 31, 1983.*

         10(e)             1993 Stock Option Plan of Merrimac effective
                           March 31, 1993, is hereby incorporated by reference to Exhibit 4(c) to Merrimac's Registration Statement on Form S-8 (No. 33-68862) dated
                           September 14, 1993.*

         10(f) 1997 Long-Term Incentive Plan of Merrimac is hereby incorporated by reference to Exhibit A to Merrimac's Proxy Statement dated April 11, 1997.*

         10(g) Resolutions of the Stock Option Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1983 Key Employees Stock Option Plan of Merrimac, the 1993 Stock Option Plan of Merrimac and the 1997 Long-Term Incentive Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid
                           June 5, 1998, are hereby incorporated by reference to
                           Exhibit 10(f) to Merrimac's Annual Report on
                           Form 10-KSB dated March 30, 1999.*

         10(h)(1) 1995 Stock Purchase Plan of Merrimac is hereby incorporated by reference to Exhibit A to the Proxy Statement of Merrimac dated March 17, 1995.*

         10(h)(2) Resolutions of the Stock Purchase Plan Committee of the Board of Directors of Merrimac adopted
                           June 3, 1998, amending the 1995 Stock Purchase Plan of Merrimac and adjusting outstanding awards thereunder to give effect to

                           Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(g)(2) to Merrimac's Annual Report on Form 10-KSB dated March 30, 1999.*

         10(i)(1) 1996 Stock Option Plan for Non-Employee Directors of Merrimac is hereby incorporated by reference to
                           Exhibit 10(d) to Merrimac's Annual Report on
                           Form 10-KSB dated March 24, 1997.*

         10(i)(2) Resolutions of the Board of Directors of Merrimac, adopted June 3, 1998, amending the 1996 Stock Option Plan for Non-Employee Directors of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid
                           June 5, 1998, are hereby incorporated by reference to
                           Exhibit 10(h)(2) to Merrimac's Annual Report on Form 10-KSB dated March 30, 1999.*

         10(j) Amended and Restated Employment Agreement dated as of January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB dated August 14, 1998.*

         10(k) Amendment dated August 31, 2000 to the Amended and Restated Employment Agreement dated January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB dated November 14, 2000.*

         10(l) Amended and Restated Pledge Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(c) to Merrimac's Quarterly Report on Form 10-QSB dated August 14, 1998.*

         10(m) Amended Promissory Note dated as of May 4, 1998, executed by Mason N. Carter in favor of Merrimac is hereby incorporated by reference to Exhibit 10(l) to Merrimac's Annual Report on Form 10-KSB dated
                           March 30, 1999.*

         10(n)             Registration Rights Agreement dated as of
                           May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(e) to Merrimac's Quarterly Report on Form 10-QSB dated August 14, 1998.*

         10(o)(1) Form of Severance Agreement entered into with certain officers of Merrimac is hereby incorporated by reference to Exhibit 10(i) to Merrimac's Annual Report on Form 10-KSB dated March 30, 1998.*

         10(o)(2) Schedule of officers with substantially identical agreements to the form filed as Exhibit 10(o)(1) hereto is hereby incorporated by reference to
                           Exhibit 10(j) to Merrimac's Annual Report on
                           Form 10-KSB dated March 30, 1998.*

         10(p) Consulting Agreement dated as of January 1, 1998, between Merrimac and Arthur A. Oliner is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB dated May 14, 1998.*

         10(q) Separation Agreement dated as of December 31, 1998, between Merrimac and Eugene W. Niemiec is hereby incorporated by reference to Exhibit 10(p) to Merrimac's Annual Report on Form 10-KSB dated
                           March 30, 1999.*

         10(r) Stockholder's Agreement dated as of October 30, 1998, between Merrimac and Charles F. Huber, II is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB dated
                           November 16, 1998.

         10(s) Shareholder's Agreement dated as of June 3, 1999, among Merrimac, William D. Witter, Inc. and
                           William D. Witter is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on
                           Form 10-QSB dated August 12, 1999.

         10(t) Subscription Agreement for Common Stock and Warrants dated October 26, 2000, between Merrimac and Ericsson Holding International, B.V. (with a form of Warrant attached).

         10(u) Registration Rights Agreement dated October 26, 2000, between Merrimac and Ericsson Holding International, B.V.

         10(v) Subscription Agreement for Common Stock and Warrants dated October 26, 2000, between Merrimac and certain entities and individuals related to Adam Smith Investment Partners, L.P. (with a form of Warrant attached).

         10(w) Registration Rights Agreement dated October 26, 2000, between Merrimac and certain entities and individuals related to Adam Smith Investment Partners, L.P.

         10(x) Subscription Agreement for Common Stock and Warrants dated October 26, 2000, among Merrimac, Edward H. Cohen, Joseph B. Fuller and Joel H. Goldberg
                           (with a form of Warrant attached).

         13 Portions of Merrimac's Annual Report to Shareholders for Fiscal Year Ended December 30, 2000.

         21                Subsidiaries of Merrimac.

         23                Consent of Arthur Andersen LLP.



_______________________

         *Indicates that exhibit is a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

              A Current Report on Form 8-K was filed on October 27, 2000, reporting closing of a private placement of Merrimac's shares and warrants for aggregate proceeds of $4.6 million.

              A Current Report on Form 8-K was filed on November 9, 2000, reporting Merrimac's results of operations for the third quarter of fiscal year 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             MERRIMAC INDUSTRIES, INC.
                                             -----------------------------------
                                                      (Registrant)


Date: March 30, 2001                         By:  /s/  Mason N. Carter
      --------------                         -----------------------------------
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



     Signature                     Date                       Title
     ---------                     ----                       -----

/s/ Mason N. Carter           March 30, 2001            Chairman, President and
-------------------           --------------            ------------------------
  (Mason N. Carter)                                     Chief Executive Officer
                                                        ------------------------
                                                        (principal executive
                                                        ------------------------
                                                        officer) and Director
                                                        ------------------------

/s/ Albert H. Cohen           March 30, 2001            Director
-------------------           --------------            --------
 (Albert H. Cohen)

/s/ Edward H. Cohen           March 30, 2001            Director
-------------------           --------------            --------
 (Edward H. Cohen)

/s/ Joseph B. Fuller          March 30, 2001            Director
--------------------          --------------            --------
 (Joseph B. Fuller)

/s/ Joel H. Goldberg          March 30, 2001            Director
--------------------          --------------            --------
 (Joel H. Goldberg)

/s/ Arthur A. Oliner          March 30, 2001            Director
--------------------          --------------            --------
 (Arthur A. Oliner)

/s/ Robert V. Condon          March 30, 2001            Vice President, Finance,
--------------------          --------------            ------------------------
 (Robert V. Condon)                                     Treasurer, Secretary and
                                                        ------------------------
                                                        Chief Financial Officer
                                                        ------------------------
                                                        (principal financial and
                                                        ------------------------
                                                        accounting officer)
                                                        ------------------------