Form 10QSB
period 2001-03-31
MERRIMAC INDUSTRIES INC
filed 2001-05-15
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2001    Commission file No. 0-11201
                               --------------                    -----------

                            MERRIMAC INDUSTRIES, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


        Delaware                                           22-1642321
-------------------------------                     ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


41 Fairfield Place, West Caldwell, New Jersey  07006
----------------------------------------------------
      (Address of principal executive offices)

Registrant's telephone number (973) 575-1300
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
   Yes X   No
      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding at May 7, 2001
-----------------------------                 ---------------------------------
Common Stock ($.01 par value)                             2,618,376

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                            MERRIMAC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                       March 31,   December 30,
                                                         2001         2000
                                                      -----------  -----------
                                                      (Unaudited)   (Audited)
                                                      -----------  -----------
ASSETS
------
Current assets:
  Cash and cash equivalents .......................   $ 2,494,014  $ 3,425,390
  Accounts receivable, net.........................     4,820,563    5,617,085
  Income tax refunds receivable....................        33,224       42,924
  Inventories......................................     3,869,333    3,627,535
  Other current assets ............................       420,336      384,224
  Deferred tax assets .............................       958,000      871,000
                                                      -----------  -----------
      Total current assets ........................    12,595,470   13,968,158
                                                      -----------  -----------
Property, plant and equipment at cost..............    23,843,269   22,789,788
  Less accumulated depreciation and amortization...    13,287,316   12,770,791
                                                      -----------  -----------
    Property, plant and equipment, net.............    10,555,953   10,018,997

Other assets ......................................       643,991      752,381
Goodwill, net of accumulated amortization
  of $323,326 and $285,934.........................     2,617,435    2,774,248
                                                      -----------  -----------
      Total Assets ................................   $26,412,849  $27,513,784
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Current portion of long-term debt ...............   $   117,153  $   119,932
  Accounts payable ................................     2,290,998    2,838,198
  Accrued liabilities .............................       986,313    1,432,128
  Income taxes payable.............................       164,282      173,000
                                                      -----------  -----------
      Total current liabilities ...................     3,558,746    4,563,258

Long-term debt, net of current portion ............       357,600      402,828
Deferred compensation .............................       169,525      185,406
Other liabilities..................................        77,330           -
Deferred tax liabilities ..........................       458,000      458,000
                                                      -----------  -----------
      Total liabilities ...........................     4,621,201    5,609,492
                                                      -----------  -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share
    Authorized: 1,000,000 shares
     No shares issued
  Common stock, par value $.01 per share:
    Authorized: 20,000,000 shares
    Issued:  2,824,623 and 2,805,373 shares .......        28,246       28,054
  Common stock warrants............................       837,200      837,200
  Additional paid-in capital ......................    14,105,722   13,982,778
  Retained earnings ...............................     9,476,670    9,507,366
  Accumulated comprehensive loss...................      (256,059)     (50,975)
                                                      -----------  -----------
                                                       24,191,779   24,304,423
  Less treasury stock, at cost:
    208,904 shares.................................    (1,760,131)  (1,760,131)
  Less loan to officer-stockholder ................      (640,000)    (640,000)
                                                      -----------  -----------
     Total stockholders' equity ...................    21,791,648   21,904,292
                                                      -----------  -----------
     Total Liabilities and Stockholders' Equity ...   $26,412,849  $27,513,784
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

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                       -------------------------------------
                                   (Unaudited)
                                   -----------

                                                        Thirteen Weeks Ended
                                                       -----------------------
                                                        March 31,    April 1,
                                                          2001         2000
OPERATIONS                                             ----------   ----------
Net sales ...................................          $6,090,367   $4,911,373
                                                       ----------   ----------
Costs and expenses:
  Cost of sales .............................           2,944,456    2,436,347
  Selling, general and administrative .......           2,272,674    1,983,612
  Research and development ..................             637,916      355,970
  Amortization of goodwill...................              37,392       39,340
  Reincorporation charge.....................             330,000           -
  Restructuring charge.......................                  -       315,000
                                                       ----------   ----------
                                                        6,222,438    5,130,269
                                                       ----------   ----------

Operating loss...............................            (132,071)    (218,896)
Interest and other (income) expense, net ....             (36,375)      80,491
                                                       ----------   ----------
Loss before income taxes.....................             (95,696)    (299,387)
Benefit for income taxes............ ........             (65,000)    (135,000)
                                                       ----------   ----------
Net loss.....................................          $  (30,696)  $ (164,387)
                                                       ==========   ==========

Net loss per common share-basic and diluted..               $(.01)       $(.09)
                                                            =====        =====

Weighted average number of shares outstanding:
  Basic and diluted..........................           2,604,743    1,747,147
                                                       ==========   ==========

COMPREHENSIVE INCOME (LOSS)

Net loss.....................................          $  (30,696)  $ (164,387)
Comprehensive loss:
  Foreign currency translation adjustment....            (205,084)     (18,819)
                                                       ----------   ----------
Comprehensive loss...........................          $ (235,780)  $ (183,206)
                                                       ==========   ==========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   (Unaudited)
                                  -----------

                                                        Thirteen Weeks Ended
                                                      -------------------------
                                                       March 31,      April 1,
                                                         2001           2000
                                                      ----------     ----------
Cash flows from operating activities:
  Net loss........................................... $  (30,696)    $ (164,387)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization..................    532,322        431,985
      Amortization of goodwill ......................     37,392         39,340
      Amortization of deferred rental income.........    (21,830)            -
      Deferred compensation .........................      2,647          3,274
      Deferred income taxes..........................    (87,000)            -
      Changes in operating assets and liabilities:
        Accounts receivable..........................    796,522        342,080
        Income tax refunds receivable................      9,700         26,089
        Inventories..................................   (241,798)      (248,357)
        Other current assets.........................    (36,113)       (20,858)
        Other assets.................................    108,390        (11,508)
        Accounts payable.............................   (549,341)      (100,610)
        Accrued liabilities..........................   (445,815)       245,426
        Income taxes payable.........................     (6,577)        16,884
        Deferred compensation........................    (18,528)      (199,676)
        Other liabilities............................     99,160             -
                                                      ----------     ----------
Net cash provided by operating activities............    148,435        359,682
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets......................... (1,053,480)      (281,481)
                                                      ----------     ----------
Net cash used in investing activities................ (1,053,480)      (281,481)
                                                      ----------     ----------
Cash flows from financing activities:
  Repayment of borrowings............................    (48,007)      (201,716)
  Proceeds from the issuance of common stock, net....         -         120,000
  Proceeds from the exercise of stock options........    123,136         49,111
                                                      ----------     ----------
Net cash provided by (used in) financing activities..     75,129        (32,605)
                                                      ----------     ----------
Effect of exchange rate changes......................   (101,460)        (4,884)
                                                      ----------     ----------
Net (decrease) increase in cash and cash equivalents.   (931,376)        40,712
Cash and cash equivalents at beginning of year.......  3,425,390      1,108,141
                                                      ----------     ----------
Cash and cash equivalents at end of period........... $2,494,014     $1,148,853
                                                      ==========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Loan interest.................................... $    9,878     $   88,673
                                                      ==========     ==========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2001 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for December 30, 2000. Certain prior year amounts have been reclassified to conform to current year presentation.

B.   Delaware reincorporation

     On February 22, 2001, the Company (previously incorporated in the State of New Jersey) was reincorporated in the State of Delaware. In connection with the reincorporation, each share of Common Stock, par value $.50 per share, of the Company prior to the reincorporation was converted into one share of Common Stock, par value $.01 per share, of the Company, as reincorporated in Delaware. As a result of the reincorporation, the authorized capital stock of the Company was increased to 20 million shares of Common Stock, par value $.01 per share (from 5 million shares of Common Stock prior to the reincorporation), and one million shares of Preferred Stock, par value $.01 per share.

     Common Stock and additional paid in capital for December 30, 2000 in the accompanying financial statements have been restated to give effect to the reincorporation. The Company incurred $330,000 of costs in connection with the reincorporation in Delaware. Such expense is reflected as a reincorporation charge in the accompanying statement of operations. The reincorporation charge net of tax benefits was $198,000 or $.07 per share.

     The Board of Directors has the authority to issue up to 1 million shares of Preferred Stock and to fix the number of shares constituting any series and the designation of such series, and to determine the preferences, rights and qualifications or limitations of such series of Preferred Stock, without any further vote or action by the Company's stockholders.

C.   Inventories

     Inventories consist of the following:
                                                March 31,         December 30,
                                                  2001               2000
                                               ----------         -----------
     Finished goods ......................     $  419,218         $  363,387
     Work in process .....................      1,648,004          1,493,784
     Raw materials and purchased parts ...      1,802,111          1,770,364
                                               ----------         ----------
     Total                                     $3,869,333         $3,627,535
                                               ==========         ==========

     Total inventories are net of valuation allowances for obsolescence of $1,025,000 at March 31, 2001 and $1,018,000 at December 30, 2000.

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

     Stock options and warrants did not have an effect on the computation of diluted loss per share in the first quarter of 2001 and 2000 since they were antidilutive.

E.   Comprehensive income

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 defines comprehensive income, which includes items in addition to those reported in the statement of operations, and requires disclosures about the components of comprehensive income. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by or distributions to stockholders. The Company has determined that the components of other comprehensive income impacting the Company consists primarily of foreign currency translation adjustments.

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

G.   Transactions with management and loan to officer-stockholder

     On May 4, 1998, the Company sold 22,000 shares of Common Stock from its treasury to Mason N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $12.75 per share (the approximate average closing price of the Common Stock during the first quarter of 1998). The Company extended to Mr. Carter a loan of $255,000 in connection with the purchase of these shares and amended a prior loan to Mr. Carter of $105,000. A new promissory note for a total of $360,000, due May 4, 2003, with interest payments due quarterly, calculated at a variable interest rate based on the prime rate of the Company's lending bank, was executed by Mr. Carter in favor of the Company. However, payment of the interest accrued from November 1998 until November 1999 was deferred until the end of the term of the new promissory note. Payment of the loan is secured by the pledge of the 33,000 shares of Common Stock that were purchased by Mr. Carter with the proceeds of the loans.

     In addition, on August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter $280,000 with interest calculated at a variable interest rate based on the prime rate of the Company's lending bank, payable annually. In addition, pursuant to Mr. Carter's amended employment agreement, Mr. Carter will receive an annual special bonus on the next five anniversaries of the agreement amendment's effective date, in the form of forgiveness of one-fifth of the principal of and interest on the loan.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


H.   Current and long-term debt

     The Company was obligated under the following debt instruments at March 31, 2001 and December 30, 2000:

                                                                  March 31,    December 30,
                                                                    2001           2000
                                                                  ----------    -----------

     The Bank of Nova Scotia:
     Capital leases, interest 7.0%, due October 2003.............  $186,492      $211,600
     Capital leases, interest 8.7%, due May 2005.................   288,261       311,160
                                                                   --------     ---------
                                                                    474,753       522,760
     Less current portion........................................   117,153       119,932
                                                                   --------      --------
     Long-term portion...........................................  $357,600      $402,828
                                                                   ========      ========

     The Company has a $7,000,000 revolving credit and term loan agreement with Summit Bank, with an interest rate at one-half percent below the bank's floating prime rate. Up to $4,500,000 was available at March 31, 2001 for future borrowing needs of the Company for working capital and general corporate purposes. The Company borrowed $1,000,000 under the revolving credit facility on April 25, 2001 and the current interest rate is 7%. The Company's revolving credit facility expires June 30, 2001. Management is currently discussing an extension of and an increase in the Company's lines of credit with its bank.

     At March 31, 2001 and December 30, 2000, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

     Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $331,000 at March 31, 2001 and $376,000 at December 30, 2000.

I.  Restructuring and related charges

     As a result of accelerating the transfer of increased levels and complexity of production to the Company's Costa Rica manufacturing facility, the Company implemented a reduction of its workforce and provided severance benefits to certain employees during the first quarter of 2000. The restructuring charge for the first quarter of 2000 was $315,000. The charge net of tax benefits was $189,000 or $.10 per share. The reduction in workforce affected fifteen persons, primarily electronic components manufacturing labor, and the full amount of the restructuring charge has been paid.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


J.   Private placements of Common Stock and warrants to purchase Common Stock

     On April 7, 2000, the Company entered into a stock purchase and exclusivity agreement with Ericsson Microelectronics, A.B. ("Ericsson") and Ericsson Holding International, B.V. ("EHI") pursuant to which the Company sold to EHI 375,000 newly issued shares of Common Stock, representing approximately 17.5% of the outstanding Common Stock after giving effect to the sale, for an aggregate purchase cash price of $3,375,000. The stock purchase and exclusivity agreement also provides that the Company will design, develop and produce exclusively for Ericsson Multi-Mix(R) products that incorporate active RF power transistors for use in wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth transceivers and that the Company will generally be the priority supplier for such products. Accordingly, Ericsson will receive first priority on all Multi-Mix(R) resources of the Company and will have priority access to Filtran Microcircuits Inc. proprietary technology and manufacturing capabilities.

     On October 26, 2000, the Company entered into subscription agreements for Common Stock and warrants with each of three groups of investors: (i) investors led by Adam Smith Investment Partners, L.P. and certain of its affiliates (the "Adam Smith Investors"), (ii) EHI, and (iii) three members of the board of directors of the Company (the "Director Investors"). Pursuant to the subscription agreements, the Company sold to the investors units at a price of $12.80 per unit, each unit consisting of one share of Common Stock and one three-year warrant to purchase one additional share of Common Stock with an exercise price of $21.25 ("Units"). Pursuant to the subscription agreements, the Adam Smith Investors purchased 240,000 Units, EHI purchased 100,000 Units and the Director Investors purchased 20,000 Units for an aggregate cash purchase price of $4,608,000. The Common Stock portion represented approximately 14% of the outstanding stock of the Company after giving effect to the sales.

     The warrants were valued using the Black-Scholes option valuation model with a resulting allocation of the aggregate proceeds from the Units attributable to the warrants of $837,200, net of issue costs. The following assumptions were utilized to value the warrants: price per share of Common Stock of $15.25; expected life of three years; expected volatility of 40%; a risk free interest rate of 6%; an expected yield of 0.0%; and a liquidity discount of 33%.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


K.   Lease modification and resource sharing agreement

     The Company entered into an agreement effective January 2001, with a customer to relinquish approximately half of the Company's 17,000 square-foot leased manufacturing facility in Costa Rica. Associated with the transaction, the Company entered into a new four-year lease agreement with a five-year renewal option with its Costa Rica landlord for the reduced space. In addition, the Company transferred certain employees to its customer, agreed to share certain personnel resources and common costs, and committed to provide certain management, administrative and other services to its customer.

     In connection with the transaction, the Company received $200,000 from its customer and will receive further payments of $250,000 over a two-year period. The Company will reduce its rent expense by approximately $87,000 during each of the next four years to an aggregate amount of approximately $348,000.

     The Company deferred approximately $102,000 of costs at December 30, 2000 incurred in connection with entering into this agreement and other incremental costs, for the purpose of providing this customer with trained personnel and certain other services required for their dedicated manufacturing capability. Such costs are classified in the balance sheet as other assets at December 30, 2000, and were recovered through the $200,000 payment received in January
2001 as described above. The deferred rental income of $77,000 is reflected in the March 31, 2001 balance sheet as other liabilities.

L.   Pro forma weighted average number of common shares outstanding

     Had the sales of 375,000 shares of Common Stock on April 7, 2000 and 360,000 Units on October 26, 2000 referred to in Note J. occurred at the beginning of the prior year, the pro forma basic and diluted weighted average number of Common Stock outstanding would have been:

                                  Quarter Ended
                                  -------------
                                  April 1, 2000
                                  -------------

Basic:
Actual                              1,747,147
Sales of:
Common stock, April 7, 2000           375,000
Units, October 26, 2000 (a)           360,000
                                    ---------
Basic - pro forma                   2,482,147
Effect of dilutive securities-
Stock options                          69,702
                                    ---------
Diluted - pro forma                 2,551,849
                                    =========

(a) There is no pro forma dilutive impact from the warrants included in the Units, as the warrant exercise price of $21.25 exceeds the per share market value of the Common Stock.


M.   Recent Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defers implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes new accounting and reporting standards and requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded as assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has adopted the provisions of these statements in 2001. The Company does not currently hold derivative instruments or engage in hedging activities and therefore the adoption of SFAS No. 133 has not had a material impact on the Company's financial position, results of operations or cash flows.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


N. Business segment data

   The Company's operations are conducted primarily through two business segments: (1) electronic components and (2) microwave micro-circuitry. These segments, and the principal operations of each, are as follows:

     Electronic components: Design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 96% are located in the United States and 4% are located in Costa Rica.

     Microwave micro-circuitry: Design, manufacture and sale of microstrip, bonded stripline and thick metal-backed Teflon(R) (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. Of the identifiable assets all are located in Canada.

     Information about the Company's operations in different industries follows. Operating income is net sales less operating expenses. Operating expenses exclude interest expense, other income and income taxes. Assets are identified with the appropriate operating segment and are substantially all located in the North America geographic area. Corporate assets consist principally of cash. Corporate expenses and inter-segment sales are immaterial.


                                               March 31,      April 1,
                                                 2001          2000
                                              ----------     ----------
                                              (In thousands of dollars)
Industry segments:
    Sales to unaffiliated customers:
             Electronic components             $ 4,618          $ 3,762
             Microwave micro-circuitry           1,472            1,149
                                               -------          -------
             Consolidated                      $ 6,090          $ 4,911
                                               =======          =======

    Income before provision for income taxes:
        Operating income (loss):
             Electronic components             $  (301)         $  (367)
             Microwave micro-circuitry             169              148
      Interest and other income
        (expense), net                              36              (80)
                                               -------          -------
             Consolidated                      $   (96)         $  (299)
                                               =======          =======

      Identifiable assets:
             Electronic components             $18,885          $14,543
             Microwave micro-circuitry           5,034            4,899
             Corporate                           2,494            1,149
                                               -------          -------
             Consolidated                      $26,413          $20,591
                                               =======          =======
      Depreciation and amortization:
             Electronic components             $   450          $   376
             Microwave micro-circuitry             120               95
                                               -------          -------
             Consolidated                      $   570          $   471
                                               =======          =======
      Capital expenditures, net:
             Electronic components             $   908          $   212
             Microwave micro-circuitry             145               69
                                               -------          -------
             Consolidated                      $ 1,053          $   281
                                               =======          =======

                                       -9-

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

                                                     Percentage of Net Sales
                                                    ------------------------
                                                          First Quarter
                                                    ------------------------
                                                      Thirteen Weeks Ended
                                                    ------------------------
                                                        March 31,  April 1,
                                                          2001       2000
                                                        --------    --------
Net sales....................................            100.0%     100.0%
                                                         ------     ------
Costs and expenses:
  Cost of sales..............................             48.3       49.6
  Selling, general and administrative........             37.4       40.5
  Research and development...................             10.5        7.2
  Amortization of goodwill...................               .6         .8
  Reincorporation charge.....................              5.4         -
  Restructuring charge.......................               -         6.4
                                                         ------     ------
                                                         102.2      104.5
                                                         ------     ------

Operating loss...............................             (2.2)      (4.5)
Interest and other (income) expense, net.....              (.6)       1.6
                                                         ------     ------

Loss before income taxes...................               (1.6)      (6.1)
Benefit for income taxes...................               (1.1)      (2.7)
                                                         ------     ------

Net loss...................................                (.5)%     (3.4)%
                                                         ======     ======


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


First quarter 2001 compared to first quarter 2000

     Consolidated results of operations for first quarter 2001 reflect an increase in net sales of $1,179,000 or 24.0% to $6,090,000. This increase was attributable to increases in net sales of electronic components of $856,000 and microwave micro-circuitry products of $323,000 from the Company's subsidiary Filtran Microcircuits Inc. ("FMI").

     Orders of $7,549,000 were received for first quarter 2001, a decrease of $195,000 or 2.5% compared to $7,744,000 in orders received for first quarter 2000. Backlog increased by $1,459,000 or 13.7% to $12,099,000 at the end of first quarter 2001 compared to $10,640,000 at year-end 2000, and increased by $3,149,000 or 35.2% when compared to the first quarter 2000 backlog of $8,951,000. Orders received during the first quarter of 2001 exceeded the first quarter 2001 sales level by approximately 24%. The Company believes that its satellite and defense customers will continue to increase their orders during fiscal 2001, and the Company anticipates orders for its new Multi-Mix(R) Microtechnology products, for which a significant capital investment has been made and substantial research and development costs have been incurred. However, an extended delay or reduction in new orders for the new Multi-Mix(R) Microtechnology products could have a material adverse financial impact on future sales and earnings.

     Cost of sales increased $508,000 or 20.9%, and as a percentage of net sales decreased 1.3% to 48.3%. Percentage cost reductions were achieved from manufacturing efficiencies attributable to a reduction in direct labor and manufacturing overhead costs, related in part to the transfer of further production to the Costa Rica manufacturing facility, and other manufacturing cost improvements resulting from the first quarter 2000 personnel restructuring.

     Depreciation expense included in cost of sales was $434,000, of which $126,000 was associated with Multi-Mix(R) Microtechnology capital assets, an increase of $55,000 in first quarter 2001 compared to first quarter 2000. The increase in depreciation expense was a result of higher capital equipment purchases in the current and prior years.

     Gross profit in first quarter 2001 for the electronic components segment of $2,451,000 or 53.1% of segment net sales of $4,618,000, compared to gross profit of $1,991,000 or 52.9% of segment net sales of $3,762,000 in first quarter 2000. Gross profit for the microwave micro-circuitry segment was $695,000 or 47.2% of segment net sales of $1,472,000, compared to $484,000 or 42.1% of first quarter 2000 segment net sales of $1,149,000.

     Selling, general and administrative expenses of $2,273,000 increased by $289,000 or 14.6%, and when expressed as a percentage of net sales, decreased by 3.1% to 37.4%. This increase included $176,000 from FMI, which included a charge of $86,000 in first quarter 2001 for non-renewal of an employment contract and other increases resulting from higher sales commission expenses, and selling and marketing expenses in connection with the Company's new Multi-Mix(R) Microtechnology product line.

     Amortization expense of $37,000 is attributable to goodwill of approximately $3,100,000 arising from the acquisition of FMI, which is being amortized on a straight-line basis over a life of twenty years, compared to amortization expense of $39,000 for first quarter 2000.

     Research and development expenses for new products was $638,000 in first quarter 2001, an increase of $282,000 or 79.2% compared to first quarter 2000. Except for $79,000 of expenses at FMI, an increase of $35,000 from first quarter 2000, substantially all of the research and development expenses in first quarter 2001 was related to Multi-Mix(R) Microtechnology products.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The consolidated operating loss for first quarter 2001 after the reincorporation charge of $330,000 was $132,000, which compared to an operating loss of $219,000 for the first quarter 2000 after the personnel restructuring charge of $315,000. Consolidated operating income before the effect of the charges associated with the reincorporation in Delaware of $330,000 for the first quarter 2001 was $198,000, compared to $96,000 of operating income for the first quarter 2000 before the personnel restructuring charge of $315,000.

     The operating loss for the electronic components segment was $301,000 after the reincorporation charge in first quarter 2001 of $330,000, compared to a $367,000 operating loss after the restructuring charge of $296,000 in first quarter 2000. Operating income for the microwave micro-circuitry segment was $169,000 or 11.5% of segment net sales compared to operating income of $148,000 or 12.7% after this segment's restructuring charge of $19,000 in first quarter 2000. Before the first quarter 2001 reincorporation charge of $330,000, operating income for the electronic components segment would have been $29,000 compared to an operating loss of $71,000 before this segment's restructuring charge in first quarter 2000 of $296,000.

     Interest income, net was $36,000 for first quarter 2001, and was primarily due to interest income that arose from proceeds related to the issuance of Common Stock in 2000 that offset interest expense, compared to net interest expense of $80,000 for first quarter 2000, which was principally incurred on borrowings under a term loan and revolving credit facility in connection with the acquisition of FMI.

     An income tax benefit of $65,000 was recorded for first quarter 2001 with an effective tax benefit rate of 68% compared to a benefit provision of $135,000 for first quarter 2000 with an effective tax benefit rate of 45%. The principal adjustments to the statutory Federal income tax rate of 34% for first quarter 2001 relate to $28,000 in tax credits associated with research and development expenditures and foreign sales corporation tax benefits of $14,000, partially offset by a $13,000 cost due to non-deductible amortization of goodwill.

     A net loss of $31,000 was recorded for first quarter 2001, after the net effects of the reincorporation charge of $198,000. For first quarter 2000, a net loss of $164,000 was reported, after the net effects of the restructuring charge of $189,000. A net loss of $.01 per share was recorded for first quarter 2001, after the net effects of the $.07 per share reincorporation charge. For first quarter 2000, a net loss of $.09 per share was reported, resulting from the net effects of the $.10 per share restructuring charge.

     The weighted average number of shares outstanding increased by 858,000 shares, or approximately 49% for first quarter 2001 compared to the first quarter of 2000, resulting from the issuance in private placements of 375,000 shares in the second quarter 2000 and 360,000 shares in the fourth quarter 2000, as well as stock option exercises during last year.


Liquidity and Capital Resources

     The Company had liquid resources comprised of cash and cash equivalents totaling approximately $2,500,000 at the end of first quarter 2001 compared to approximately $3,400,000 at the end of 2000. The Company's working capital was approximately $9,000,000 and its current ratio was 3.6 at the end of first quarter 2001 compared to $9,400,000 and 3.0, respectively, at the end of 2000.


     The Company's operating activities provided cash flows of $148,000 in first quarter 2001 compared to $360,000 in first quarter 2000. The primary reasons for the reduction in operating cash flows are due to an increase in inventories of $242,000 to $3,869,000, which includes $720,000 associated with Multi-Mix(R) Microtechnology, deferred compensation payments, and decreases in accounts and income taxes payable and accrued liabilities which was partly offset by a decrease in the net loss of $134,000, a decrease in accounts receivable, an increase in other liabilities related to deferred rental income, and higher depreciation and amortization charges. The Company made net investments in property, plant and equipment of $1,053,000 in first quarter 2001 compared to $281,000 in first quarter 2000. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $4,622,000 at the end of first quarter 2001, an increase of $618,000 compared to $4,004,000 at the end of 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The Company has a $7,000,000 revolving credit and term loan agreement with Summit Bank (recently acquired by Fleet National Bank) with an interest rate at one-half percent below the bank's floating prime rate. The full amount of the revolving credit facility is available for working capital and general corporate purposes. The Company borrowed $1,000,000 under the revolving credit facility on April 25, 2001 and the current interest rate is 7%.

     Management believes that the $4,500,000 revolving credit facility, which expires in June 2001, together with its present liquid resources and cash flows that are expected to be provided by operations, will provide sufficient resources for currently contemplated operations in fiscal year 2001. Management is currently discussing an extension of and an increase in the Company's lines of credit with its bank.

     The Company's capital expenditures for new projects and production equipment has exceeded its depreciation and amortization expenses in first quarter 2001 by approximately $500,000, and it is anticipated that it will exceed its depreciation and amortization expenses in fiscal year 2001. The Company has issued purchase order commitments to processing equipment vendors for approximately $2,000,000 for capital equipment and $700,000 to a general contractor for the initial stage of a 19,200 square-foot building addition to its West Caldwell, New Jersey manufacturing facility, which is projected to cost approximately $4,300,000, including improvements to the existing facility. The Company anticipates that such equipment will be purchased and become operational and the building expansion and improvements will be completed during fiscal year 2001.

     Effective January 2001, the Company has modified its existing lease, and entered into a resource sharing arrangement with a previous customer, for its Costa Rica manufacturing facility, reducing the size to approximately 8,200 square-feet and extending the lease to December 2004. The Company received an initial payment of $200,000 in January 2001 under this agreement and recovered approximately $102,000 of costs that were deferred at December 30, 2000 in connection with this agreement.

     In February 2001, the Company entered into a new five-year lease in Costa Rica for approximately 36,200 square-feet for a new Multi-Mix(R) Microtechnology manufacturing facility. It is anticipated that the leasehold improvements and capital equipment for this manufacturing facility, which is expected to cost approximately $4,500,000, should become operational by the beginning of the fourth quarter 2001.

     The Company has been authorized by its Board of Directors to repurchase up to 110,000 shares of its Common Stock, from time to time, depending on market conditions. During 1999, the Company repurchased 56,000 shares of Common Stock at a cost of $346,000. No shares were repurchased during first quarter 2001 and fiscal 2000 and 12,000 shares were repurchased prior to 1999. The Company is authorized to repurchase up to 42,000 additional shares under the program.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Recent Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defers implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes new accounting and reporting standards and requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded as assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has adopted the provisions of these statements in 2001. The Company does not currently hold derivative instruments or engage in hedging activities and therefore the adoption of SFAS No. 133 has not had a material impact on the Company's financial position, results of operations or cash flows.

Forward-Looking Statements

     This Quarterly Report on Form 10-QSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: general economic and industry conditions; slower than anticipated penetration into the satellite communications, defense and wireless markets; the risk that the benefits expected from the acquisition of Filtran Microcircuits Inc. are not realized; the ability to protect proprietary information and technology; competitive products and pricing pressures; the risk that the Company will not be able to continue to raise sufficient capital to expand its operations as currently contemplated by its business strategy; risks relating to governmental regulatory actions in communications and defense programs; risks associated with demand for and market acceptance of existing and newly developed products; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

     On February 21, 2001, the Company held a Special Meeting of Shareholders of the Company. The shareholders of the Company approved the Company's merger into Merrimac-Delaware, a Delaware corporation, and wholly owned subsidiary, to change the Company's state of incorporation from New Jersey to Delaware.

     The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, voted upon at the Company's February 21, 2001 Special Meeting of Shareholders:

              For               Against      Abstained      Broker Non-votes
       ------------------       -------      ---------      ----------------
       2,166,187 (83.52%)       155,518          49             271,957




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

      4(d) Amendment No. 3 dated as of October 26, 2000, to the Shareholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, is reference to Exhibit 2 to Merrimac's Current Report on Form 8-K dated October 27, 2000.

      4(e) Amendment No. 4 dated as of February 21, 2001, to the Shareholder Rights Agreement dated as of March 9, 1999, between Merrimac and Mellon Investor Services, L.L.C. (formerly known as ChaseMellon Shareholder Services, L.L.C.), as Rights Agent, is hereby incorporated by reference to Exhibit 1(d) to Merrimac's Current Report on Form 8-K dated February 21, 2001.

     11       Statement re:  Computation of earnings per share.



(b) Reports on Form 8-K:

         A Current Report on Form 8-K was filed on February 21, 2001 announcing an amendment to the Shareholder Rights Agreement.

         A Current Report on Form 8-K was filed on February 22, 2001 announcing the shareholders approval of the Company's reincorporation in Delaware.

         A Current Report on Form 8-K was filed on March 20, 2001 announcing results of the fourth quarter and fiscal year 2000.


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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: May 14, 2001               By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: May 14, 2001               By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer

             EX-11

Exhibit 11


                            MERRIMAC INDUSTRIES, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                       ---------------------------------
                                   (Unaudited)
                                   -----------

                                                        Thirteen Weeks Ended
                                                        -----------------------
                                                        March 31,     April 1,
                                                          2001          2000
                                                        -----------------------

Numerator:
Net loss available to common stockholders.............  $ (30,696)  $ (164,387)
                                                        =========   ==========

Basic and diluted earnings (loss) per share
-------------------------------------------
Weighted average number of shares outstanding for
basic and diluted net loss per share
Common stock..........................................  2,604,743    1,747,147
                                                        =========    =========
Net loss per common share - basic and diluted.........      $(.01)       $(.09)
                                                            =====        =====

     Stock options and warrants did not have an effect on the computation of diluted loss per share in the first quarter of 2001 and 2000 since they were antidilutive.