Form 10QSB
period 2001-06-30
MERRIMAC INDUSTRIES INC
filed 2001-08-14
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001 Commission file No. 0-11201
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

              41 Fairfield Place, West Caldwell, New Jersey 07006
              ---------------------------------------------------
                    (Address of principal executive offices)

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

   Yes X   No
      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding at August 7, 2001
-----------------------------                    -----------------------------
Common Stock ($.01 par value)                             2,622,946

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                       June 30,   December 30,
                                                         2001         2000
                                                      -----------  -----------
                                                      (Unaudited)   (Audited)
                                                      -----------  -----------
ASSETS
------
Current assets:
  Cash and cash equivalents .......................   $ 1,757,460  $ 3,425,390
  Accounts receivable, net.........................     5,620,241    5,617,085
  Income tax refunds receivable....................        33,224       42,924
  Inventories......................................     4,445,763    3,627,535
  Other current assets ............................       552,238      384,224
  Deferred tax assets .............................       871,000      871,000
                                                      -----------  -----------
      Total current assets ........................    13,279,926   13,968,158
                                                      -----------  -----------
Property, plant and equipment at cost..............    27,707,593   22,789,788
  Less accumulated depreciation and amortization...    13,866,813   12,770,791
                                                      -----------  -----------
    Property, plant and equipment, net.............    13,840,780   10,018,997

Other assets ......................................       642,697      752,381
Goodwill, net of accumulated amortization
  of $360,478 and $285,934.........................     2,666,824    2,774,248
                                                      -----------  -----------
      Total Assets ................................   $30,430,227  $27,513,784
                                                      ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Current portion of long-term debt ...............   $ 3,180,222  $   119,932
  Accounts payable ................................     2,731,219    2,838,198
  Accrued liabilities .............................       994,875    1,432,128
  Income taxes payable.............................        14,028      173,000
                                                      -----------  -----------
      Total current liabilities ...................     6,920,344    4,563,258

Long-term debt, net of current portion ............       685,692      402,828
Deferred compensation .............................       168,095      185,406
Other liabilities..................................        75,185           -
Deferred tax liabilities ..........................       458,000      458,000
                                                      -----------  -----------
      Total liabilities ...........................     8,307,316    5,609,492
                                                      -----------  -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share
    Authorized: 1,000,000 shares
     No shares issued
  Common stock, par value $.01 per share:
    Authorized: 20,000,000 shares
    Issued:  2,829,986 and 2,805,373 shares .......        28,300       28,054
  Common stock warrants............................       837,200      837,200
  Additional paid-in capital ......................    14,149,658   13,982,778
  Retained earnings ...............................     9,613,121    9,507,366
  Accumulated comprehensive loss...................      (105,237)     (50,975)
                                                      -----------  -----------
                                                       24,523,042   24,304,423
  Less treasury stock, at cost:
    208,904 shares.................................    (1,760,131)  (1,760,131)
  Less loan to officer-stockholder ................      (640,000)    (640,000)
                                                      -----------  -----------
     Total stockholders' equity ...................    22,122,911   21,904,292
                                                      -----------  -----------
     Total Liabilities and Stockholders' Equity ...   $30,430,227  $27,513,784
                                                      ===========  ===========
See accompanying notes.

                              MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                       -------------------------------------
                                   (Unaudited)
                                   -----------

                                                        Thirteen Weeks Ended        Six Months Ended
                                                       -----------------------   ------------------------
                                                        June 30,      July 1,     June 30,      July 1,
                                                          2001         2000         2001         2000
OPERATIONS                                             ----------   ----------   -----------   ----------
Net sales ...................................          $6,766,165   $4,949,424   $12,856,532   $9,860,797
                                                       ----------   ----------   -----------   ----------
Costs and expenses:
  Cost of sales .............................           3,160,798    2,604,476     6,105,254    5,040,823
  Selling, general and administrative .......           2,460,016    1,733,549     4,732,690    3,717,161
  Research and development ..................             909,932      492,811     1,547,848      848,781
  Amortization of goodwill...................              37,152       38,654        74,544       77,994
  Reincorporation charge.....................                  -            -        330,000           -
  Restructuring charge.......................                  -            -             -       315,000
                                                       ----------   ----------   -----------   ----------
                                                        6,567,898    4,869,490    12,790,336    9,999,759
                                                       ----------   ----------   -----------   ----------
Operating income (loss)......................             198,267       79,934        66,196     (138,962)
Interest and other (income) expense, net ....             (13,184)      25,229       (49,559)     105,720
                                                       ----------   ----------   -----------   ----------
Income (loss) before income taxes............             211,451       54,705       115,755     (244,682)
Provision (benefit) for income taxes ........              75,000       15,000        10,000     (120,000)
                                                       ----------   ----------   -----------   ----------
Net income (loss)............................          $  136,451   $   39,705   $   105,755   $ (124,682)
                                                       ==========   ==========   ===========   ==========
Net income (loss) per common share:
  Basic......................................               $ .05        $ .02         $ .04        $(.06)
                                                            =====        =====         =====        =====
  Diluted....................................               $ .05        $ .02         $ .04        $(.06)
                                                            =====        =====         =====        =====
Weighted average number of shares outstanding:
  Basic .....................................           2,619,338    2,130,009     2,612,041    1,938,578
                                                        =========    =========     =========    =========
  Diluted....................................           2,761,152    2,305,929     2,796,835    1,938,578
                                                        =========    =========     =========    =========

COMPREHENSIVE INCOME (LOSS)
Net income (loss)............................          $  136,451   $   39,705   $   105,755  $  (124,682)
Comprehensive income (loss):
  Foreign currency translation adjustment....             150,822      (96,926)      (54,262)    (115,745)
                                                       ----------   ----------   -----------   ----------
Comprehensive income (loss)..................          $  287,273   $  (57,221)  $    51,493   $ (240,427)
                                                       ==========   ==========   ===========   ==========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   (Unaudited)
                                  -----------
                                                          Six Months Ended
                                                      -------------------------
                                                        June 30,       July 1,
                                                         2001           2000
                                                      ----------     ----------
Cash flows from operating activities:
  Net income (loss).................................. $  105,755     $ (124,682)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization..................  1,099,594        880,368
      Amortization of goodwill ......................     74,544         77,994
      Amortization of deferred rental income.........    (43,652)            -
      Deferred compensation .........................      5,286          6,589
      Changes in operating assets and liabilities:
        Accounts receivable..........................     (3,156)        79,622
        Income tax refunds receivable................      9,700        148,583
        Inventories..................................   (818,228)      (654,771)
        Other current assets.........................   (168,014)        36,160
        Other assets.................................    109,684        (18,806)
        Accounts payable.............................   (106,979)       456,464
        Accrued liabilities..........................   (427,278)        87,566
        Income taxes payable.........................   (158,972)       120,355
        Deferred compensation........................    (32,574)      (217,974)
        Other liabilities............................    118,837             -
                                                      ----------     ----------
Net cash provided by (used in) operating activities..   (235,453)       877,468
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets......................... (4,917,803)    (1,519,590)
  Sale of capital assets.............................         -          17,909
                                                      ----------     ----------
Net cash used in investing activities................ (4,917,803)    (1,501,681)
                                                      ----------     ----------
Cash flows from financing activities:
  Borrowing under revolving credit facility..........  3,000,000             -
  Borrowing under lease facility.....................    419,192             -
  Repayment of borrowings............................    (76,039)    (2,324,938)
  Proceeds from the issuance of common stock, net....         -       3,277,549
  Proceeds from the exercise of stock options........    167,125        430,807
                                                      ----------     ----------
Net cash provided by financing activities............  3,510,278      1,383,418
                                                      ----------     ----------
Effect of exchange rate changes......................    (24,952)       (35,650)
                                                      ----------     ----------
Net (decrease) increase in cash and cash equivalents. (1,667,930)       723,555
Cash and cash equivalents at beginning of year.......  3,425,390      1,108,141
                                                      ----------     ----------
Cash and cash equivalents at end of period........... $1,757,460     $1,831,696
                                                      ==========     ==========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes..................................... $  297,955     $   11,000
                                                      ==========     ==========
    Loan interest.................................... $   27,232     $  136,297
                                                      ==========     ==========
See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2001 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for December 30, 2000. Certain prior year amounts have been reclassified to conform to current year presentation.

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

C.   Inventories

     Inventories consist of the following:

                                                 June 30,         December 30,
                                                  2001               2000
                                               ----------         -----------
     Finished goods ......................     $  415,099         $  363,387
     Work in process .....................      1,914,162          1,493,784
     Raw materials and purchased parts ...      2,116,502          1,770,364
                                               ----------         ----------
     Total                                     $4,445,763         $3,627,535
                                               ==========         ==========

     Total inventories are net of valuation allowances for obsolescence of $1,022,000 at June 30, 2001 and $1,018,000 at December 30, 2000.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

D.   Net income (loss) per common share

     Statement of Financial Accounting Standards No. 128, "Earnings per Share", establishes the computation and presentation of net income per common share. Under the standard, both basic and diluted net income per common share are presented.

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

     Stock options and warrants did not have an effect on the computation of diluted loss per share in the six months ended July 1, 2000 since they were antidilutive.

E.   Comprehensive income

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", defines comprehensive income, which includes items in addition to those reported in the statement of operations, and requires disclosures about the components of comprehensive income. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by or distributions to stockholders. The Company has determined that the components of other comprehensive income impacting the Company consists primarily of foreign currency translation adjustments.

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

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

H.   Current and long-term debt

     The Company was obligated under the following debt instruments at June 30, 2001 and December 30, 2000:

                                                                    June 30,    December 30,
                                                                      2001           2000
                                                                   ----------   ------------

     Fleet Bank:
     Revolving credit facility 1/2% below prime                    $3,000,000    $      -
     The Bank of Nova Scotia:
     Capital leases, interest 7.0%, due October 2003.............     174,458       211,600
     Capital leases, interest 8.7%, due May 2005.................     284,631       311,160
     Capital leases, interest 7.3%, due April 2006...............     222,807            -
     Capital leases, interest 7.9%, due June 2006................     184,018            -
                                                                    ---------      --------
                                                                    3,865,914       522,760
     Less current portion........................................   3,180,222       119,932
                                                                   ----------      --------
     Long-term portion...........................................  $  685,692      $402,828
                                                                   ==========      ========

     The Company has a $4,500,000 revolving credit agreement with Fleet Bank, (formerly Summit Bank that was recently acquired by Fleet Bank) with interest at one-half percent below the bank's floating prime rate. The Company borrowed $3,000,000 during the second quarter 2001. Up to $1,500,000 was available at June 30, 2001 for future borrowing needs of the Company for working capital and general corporate purposes. The Company borrowed $500,000 under the revolving credit facility on August 3, 2001 and the current interest rate is 6.25%. The Company's revolving credit facility expires June 30, 2002. Management is currently discussing an increase in the Company's lines of credit with its bank.

     At June 30, 2001 and December 30, 2000, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

     Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $724,000 at June 30, 2001 and $376,000 at December 30, 2000.

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

     The Company deferred approximately $102,000 of costs at December 30, 2000 incurred in connection with entering into this agreement and other incremental costs, for the purpose of providing this customer with trained personnel and certain other services required for their dedicated manufacturing capability. Such costs are classified in the balance sheet as other assets at December 30, 2000, and were recovered through the $200,000 payment received in January 2001 as described above. The deferred rental income of $56,000 is reflected in the June 30, 2001 balance sheet as other liabilities.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

L.   Pro forma weighted average number of common shares outstanding

     Had the sales of 375,000 shares of Common Stock on April 7, 2000 and 360,000 Units on October 26, 2000 referred to in Note J occurred at the beginning of the prior year, the pro forma basic and diluted weighted average number of Common Shares outstanding would have been:

                                      Quarter     Six Months
                                     -----------------------
                                        Ended July 1, 2000
                                     -----------------------
Basic:
Actual                               2,130,009    1,938,578
Adjustments for sales of:
Common Stock, April 7, 2000             20,605      197,802
Units, October 26, 2000 (a)            360,000      360,000
                                     ---------    ---------
Basic - pro forma                    2,510,614    2,496,380
Effect of dilutive securities-
Stock options                          175,920      144,592
                                     ---------    ---------
Diluted - pro forma                  2,686,534    2,640,972
                                     =========    =========

(a) There is no pro forma dilutive impact from the warrants included in the Units, as the warrant exercise price of $21.25 exceeds the per share market value of the Common Stock.

M.   Recent Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," deferred implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 established new accounting and reporting standards and requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded as assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has adopted the provisions of these statements in 2001. The Company does not currently hold derivative instruments or engage in hedging activities and therefore the adoption of SFAS No. 133 has not had a material impact on the Company's financial position, results of operations or cash flows.

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No.142, which will be adopted by the Company on December 30, 2001, requires goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for impairment. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company expects that the adoption of these accounting standards will reduce the amortization of goodwill and intangibles commencing December 30, 2001; however, impairment reviews may result in periodic write-downs subsequent to the date of adoption.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

N. Business segment data

   The Company's operations are conducted primarily through two business segments: (1) electronic components and (2) microwave micro-circuitry. These segments, and the principal operations of each, are as follows:

     Electronic components: Design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 90% are located in the United States and 10% are located in Costa Rica.

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

                                               Thirteen Weeks Ended           Six Months Ended
                                              -------------------------     -------------------------
                                               June 30,       July 1,       June 30,        July 1,
                                                 2001          2000           2001           2000
                                              -------------------------     ------------------------
                                              (In thousands of dollars)     (In thousands of dollars)
Industry segments:
    Sales to unaffiliated customers:
             Electronic components            $ 5,700         $ 3,403       $10,318         $ 7,165
             Microwave micro-circuitry          1,066           1,547         2,539           2,696
                                              -------         -------       -------          ------
             Consolidated                     $ 6,766         $ 4,950       $12,857         $ 9,861
                                              =======         =======       =======         =======
    Income before provision for income taxes:
       Operating income (loss):
             Electronic components            $   205         $  (329)      $   (96)        $  (696)
             Microwave micro-circuitry             (7)            409           162             557
      Interest and other income
        (expense), net                             13             (25)           50            (106)
                                              -------         -------       -------         -------
             Consolidated                     $   211         $    55       $   116         $  (245)
                                              =======         =======       =======         =======
      Identifiable assets:
             Electronic components                                          $23,323         $15,395
             Microwave micro-circuitry                                        5,350           5,210
             Corporate                                                        1,757           1,832
                                                                            -------         -------
             Consolidated                                                   $30,430         $22,437
                                                                            =======         =======
      Depreciation and amortization:
             Electronic components            $   474         $   391       $   924         $   767
             Microwave micro-circuitry            130              96           250             191
                                              -------         -------       -------         -------
             Consolidated                     $   604         $   487       $ 1,174         $   958
                                              =======         =======       =======         =======
      Capital expenditures, net:
             Electronic components            $ 3,608         $   961       $ 4,516         $ 1,173
             Microwave micro-circuitry            257             260           402             329
                                              -------         -------       -------         -------
             Consolidated                     $ 3,865         $ 1,221       $ 4,918         $ 1,502
                                              =======         =======       =======         =======

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                        STATEMENTS OF OPERATIONS SUMMARY
                        --------------------------------

                                   (Unaudited)
                                   -----------

The following table displays line items in the Consolidated Statements of Operations as a percentage of net sales.

                                                     Percentage of Net Sales     Percentage of Net Sales
                                                     -----------------------     -----------------------
                                                        Second Quarter                Year to Date
                                                     -----------------------     -----------------------
                                                      Thirteen Weeks Ended           Six Months Ended
                                                     -----------------------     -----------------------
                                                        June 30,   July 1,          June 30,    July 1,
                                                          2001      2000              2001       2000
                                                        --------   -------          --------   --------
Net sales....................................            100.0%     100.0%            100.0%     100.0%
                                                         ------     ------            ------     ------
Costs and expenses:
  Cost of sales..............................             46.7       52.6              47.5       51.1
  Selling, general and administrative........             36.5       35.0              36.8       37.7
  Research and development...................             13.4       10.0              12.0        8.6
  Amortization of goodwill...................               .5         .8                .6         .8
  Reincorporation charge.....................               -          -                2.6         -
  Restructuring charge.......................               -          -                 -         3.2
                                                         ------     ------            ------     ------
                                                          97.1       98.4              99.5      101.4
                                                         ------     ------            ------    ------
Operating income (loss)......................              2.9        1.6                .5       (1.4)
Interest and other (income) expense, net.....              (.2)        .5               (.4)       1.1
                                                         ------     ------            ------      -----
Income (loss) before income taxes..........                3.1        1.1                .9       (2.5)
Provision (benefit) for income taxes.......                1.1         .3                .1       (1.2)
                                                         ------     ------            ------     -------
Net income (loss)..........................                2.0%        .8%               .8%      (1.3)%
                                                         ======     ======            ======      ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Second quarter and six months 2001 compared to second quarter and six months 2000

     Consolidated results of operations for second quarter 2001 reflect an increase in net sales of $1,817,000 or 36.7% to $6,766,000. This increase was primarily attributable to an increase in net sales of electronic components of $2,297,000 which was partially offset by a decrease in sales of microwave micro-circuitry products of $481,000 from the Company's subsidiary Filtran Microcircuits Inc. ("FMI").

     Consolidated results of operations for six months 2001 reflect an increase in net sales of $2,996,000 or 30.4% to $12,857,000. This increase was primarily attributable to an increase in net sales of electronic components of $3,153,000 which was partially offset by a decrease in sales of microwave micro-circuitry products of $157,000 from FMI.

     Orders of $6,927,000 were received for second quarter 2001, an increase of $90,000 or 1.3% compared to $6,837,000 in orders received for second quarter 2000. Backlog increased by $1,612,000 or 15.1% to $12,252,000 at the end of second quarter 2001 compared to $10,640,000 at year-end 2000, and increased by $1,414,000 or 13.0% when compared to the end of second quarter 2000 backlog of $10,838,000. Orders received during the second quarter of 2001 exceeded the second quarter 2001 sales level by approximately 2.4%. Orders of $14,476,000 were received for six months 2001, a decrease of $102,000 or 0.7% compared to $14,581,000 in orders received for six months 2000. Orders received during the six months of 2001 exceeded the six months 2001 sales level by approximately 12.6%.

     The Company believes that its satellite and defense customers will continue to increase their orders during fiscal 2001, and the Company anticipates receiving its initial orders during fiscal 2001 for its new Multi-Mix(R) Microtechnology products, for which a significant capital investment has been made and substantial research and development costs have been incurred. An extended delay or reduction from planned levels in new orders for the new Multi-Mix(R) Microtechnology products could have a material adverse financial impact on future sales and earnings. The Company's subsidiary FMI has experienced a slowdown in orders for certain of its wireless communication products, which has caused a significant financial impact on results of operations in second quarter and six months 2001. The Company expects that softness in the telecommunications sector that FMI serves, principally millimeter wave applications for wireless broadband solutions, will continue during the remainder of fiscal 2001, and is likely to cause a substantial reduction in the microwave micro-circuitry segment sales and profitability for fiscal 2001 compared to prior year results. The Company implemented a temporary reduction of 25% in its workforce that involved 19 persons during the second quarter 2001 in response to the decline in orders for this segment.

     Cost of sales increased $556,000 or 21.4%, and as a percentage of net sales decreased 5.9% to 46.7% for second quarter 2001. Cost of sales increased $1,064,000 or 21.1%, and as a percentage of net sales decreased 3.6% to 47.5% for six months 2001. Percentage cost reductions for cost of sales were achieved from manufacturing efficiencies attributable to a reduction in direct labor and manufacturing overhead costs, related in part to the transfer of further production to the Company's Costa Rica manufacturing facility, and other manufacturing cost improvements resulting from the first quarter 2000 personnel restructuring.

     Depreciation expense included in cost of sales was $424,000, of which $166,000 was associated with Multi-Mix(R) Microtechnology capital assets, an increase of $75,000 in second quarter 2001 compared to second quarter 2000. Depreciation expense included in cost of sales was $858,000, of which $292,000 was associated with Multi-Mix(R) Microtechnology capital assets, an increase of $201,000 in six months 2001 compared to six months 2000. The increase in depreciation expense was a result of higher capital equipment purchases in the current and prior years.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Gross profit in second quarter 2001 for the electronic components segment was $3,232,000 or 56.7% of segment net sales of $5,700,000, compared to gross profit of $1,566,000 or 46.0% of segment net sales of $3,403,000 in second quarter 2000. Gross profit for the microwave micro-circuitry segment was $373,000 or 35.0% of segment net sales of $1,066,000, compared to $779,000 or 50.4% of second quarter 2000 segment net sales of $1,547,000.

     Gross profit in six months 2001 for the electronic components segment was $5,683,000 or 55.1% of segment net sales of $10,318,000, compared to gross profit of $3,557,000 or 49.6% of segment net sales of $7,165,000 in six months 2000. Six months 2001 gross profit for the microwave micro-circuitry segment was $1,068,000 or 42.1% of segment net sales of $2,539,000, compared to $1,263,000 or 46.9% of six months 2000 segment net sales of $2,696,000.

     Selling, general and administrative expenses of $2,460,000 for second quarter 2001 increased by $726,000 or 41.9%, and when expressed as a percentage of net sales, increased by 1.5% to 36.5%. This increase included $55,000 from FMI. Other increases resulted from higher sales commission expenses, and selling and marketing expenses in connection with the Company's new Multi-Mix(R) Microtechnology product line, and higher engineering and technology personnel compensation, recruitment and training costs, and patent-associated and other professional fees.

     Selling, general and administrative expenses of $4,733,000 for six months 2001 increased by $1,016,000 or 27.3%, and when expressed as a percentage of net sales, decreased by 0.9% to 36.8%. This increase included $231,000 from FMI. Other increases resulted from higher sales commission expenses, and selling and marketing expenses in connection with the Company's new Multi-Mix(R) Microtechnology product line, and higher engineering and technology personnel compensation, recruitment and training costs, and patent-associated and other professional fees.

     Amortization expense of $37,000 for second quarter and $75,000 for six months 2001 is attributable to goodwill of approximately $3,000,000 arising from the acquisition of FMI, which is being amortized on a straight-line basis over a life of twenty years, compared to amortization expense of $39,000 for second quarter and $78,000 for six months 2000.

     Research and development expenses for new products was $910,000 in second quarter 2001, an increase of $417,000 or 84.6% compared to second quarter 2000. Except for $72,000 of expenses at FMI, an increase of $44,000 from second quarter 2000, substantially all of the research and development expenses in second quarter 2001 was related to Multi-Mix(R) Microtechnology products. Research and development expenses for new products was $1,548,000 in six months 2001, an increase of $699,000 or 82.4% compared to six months 2000. Except for $151,000 of expenses at FMI, a decrease of $9,000 from six months 2000, substantially all of the research and development expenses in six months 2001 was related to Multi-Mix(R) Microtechnology products, which resulted in the July 2001 product launch of Multi-Mix PICO(TM) technology that reduces certain microwave components size by more than 84%.

     The consolidated operating income for second quarter 2001 was $198,000, which compared to operating income of $80,000 for the second quarter 2000. The consolidated operating income for six months 2001 after the reincorporation charge of $330,000 was $66,000, which compared to an operating loss of $139,000 for six months 2000 after the personnel restructuring charge of $315,000. Six month 2001 consolidated operating income was $396,000, before the effect of charges associated with the reincorporation in Delaware of $330,000 in first quarter 2001, compared to $176,000 of operating income for six months 2000 before the personnel restructuring charge of $315,000 in first quarter 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Operating income for the electronic components segment was $205,000 in second quarter 2001, compared to a $330,000 operating loss in second quarter 2000. An operating loss for the microwave micro-circuitry segment was $7,000 in second quarter 2001 compared to operating income of $410,000 or 26.5% of segment net sales in second quarter 2000.

     Operating loss for the electronic components segment was $96,000 in six months 2001 after the reincorporation charge in first quarter 2001 of $330,000, compared to a $696,000 operating loss in six months 2000 after the restructuring charge of $296,000 in first quarter 2000. Operating income for the microwave micro-circuitry segment was $162,000 or 6.4% of segment net sales in six months 2001 compared to operating income of $557,000 or 20.7% in six months 2000 after this segment's restructuring charge of $19,000 in first quarter 2000. Before the first quarter 2001 reincorporation charge of $330,000, operating income for the electronic components segment would have been $234,000 in six months 2001 compared to an operating loss of $400,000 in six months 2000 before this segment's restructuring charge in first quarter 2000 of $296,000.

     Interest income, net was $13,000 for second quarter 2001 compared to net interest expense of $25,000 for second quarter 2000. Interest expense of $23,000 was capitalized to property, plant and equipment in second quarter 2001. Interest income, net was $50,000 for six months 2001 compared to net interest expense of $106,000 for six months 2000. Interest income was primarily due from proceeds received from the issuance in private placements of common stock in 2000 that offset interest expense. Interest expense was principally incurred on borrowings under a term loan and revolving credit facility in connection with the acquisition of FMI in 1999.

     An income tax provision of $75,000 was recorded for second quarter 2001 with an effective tax rate of 35.5% compared to a provision of $15,000 for second quarter 2000 with an effective tax rate of 27.4%. The principal adjustments to the statutory Federal income tax rate of 34% for second quarter 2001 relate to $6,000 in tax credits associated with research and development expenditures and foreign sales corporation tax benefits of $4,000, partially offset by a $13,000 cost due to non-deductible amortization of goodwill.

     An income tax provision of $10,000 was recorded for six months 2001 with an effective tax benefit rate of 9% compared to a tax benefit of $120,000 for six months 2000 with an effective tax benefit rate of 49%. The principal adjustments to the statutory Federal income tax rate of 34% for six months 2001 relate to $34,000 in tax credits associated with research and development expenditures and foreign sales corporation tax benefits of $18,000, partially offset by a $26,000 cost due to non-deductible amortization of goodwill.

     Net income of $136,000 was recorded for second quarter 2001 compared to net income of $40,000 for second quarter 2000. Net income of $.05 per diluted share was recorded for second quarter 2001 compared to net income of $.02 per diluted share reported for second quarter 2000.

     Net income of $106,000 was recorded for six months 2001, after the net effects of the first quarter 2001 reincorporation charge of $198,000. For six months 2000, a net loss of $125,000 was reported, after the net effects of the first quarter 2000 restructuring charge of $189,000. Net income of $.04 per diluted share was recorded for six months 2001, after the net effects of the $.07 per share reincorporation charge. For six months 2000, a net loss of $.06 per share was reported, resulting from the net effects of the $.10 per share restructuring charge.

     The weighted average number of diluted shares outstanding increased by approximately 455,000 shares or 20% for second quarter 2001 and approximately 813,000 shares or 41% for six months 2001 compared to the same periods of the prior year, resulting from the issuance in private placements of 375,000 shares in the second quarter 2000 and 360,000 shares in the fourth quarter 2000, as well as stock option exercises during last year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company had liquid resources comprised of cash and cash equivalents totaling approximately $1,800,000 at the end of second quarter 2001 compared to approximately $3,400,000 at the end of 2000. The Company's working capital was approximately $6,400,000 and its current ratio was 1.9 at the end of second quarter 2001 compared to $9,400,000 and 3.0, respectively, at the end of 2000.

     The Company's operating activities used cash flows of $235,000 in six months 2001 compared to cash flows providing $877,000 in six months 2000. The primary reasons for the reduction in operating cash flows are due to an increase in inventories of $818,000 to $4,446,000, which includes $824,000 associated with Multi-Mix(R) Microtechnology, deferred compensation payments, and decreases in accounts and income taxes payable and accrued liabilities which was partly offset by a positive change in after-tax income of $230,000, an increase in other liabilities related to deferred rental income, and higher depreciation and amortization charges. The Company made net investments in property, plant and equipment of $4,918,000, which includes capitalized rent and interest of $144,000, in six months 2001 compared to $1,520,000 in six months 2000. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $6,491,000 at the end of six months 2001, an increase of $2,487,000 compared to $4,004,000 at the end of 2000.

     The Company has a $4,500,000 revolving credit agreement with Fleet Bank (formerly Summit Bank that was recently acquired by Fleet Bank) with an interest rate at one-half percent below the bank's floating prime rate. At June 30, 2001, approximately $1,500,000 of the revolving credit facility was available for working capital and general corporate purposes. The Company borrowed $3,000,000 during the second quarter 2001 and an additional $500,000 under the revolving credit facility on August 3, 2001 and the current interest rate is 6.25%.

     Management believes that the remaining available $1,000,000 revolving credit facility, which expires in June 2002, together with its present liquid resources and cash flows that are expected to be provided by operations, will not provide sufficient resources for currently contemplated operations in fiscal year 2001. Accordingly, management is currently discussing an increase in the Company's lines of credit with its bank. The Company is contemplating raising additional equity capital from private placements in fiscal 2001, depending upon market conditions. There can be no assurances that capital from either debt or equity will be available to the Company and, if so, on terms favorable to the Company.

     The Company's capital expenditures for new projects and production equipment has exceeded its depreciation and amortization expenses in six months 2001 by approximately $3,800,000. The Company has made $2,500,000 in deposits on purchase order commitments to processing equipment vendors aggregating $7,300,000 for capital equipment and has issued a purchase order for $1,100,000 to a general contractor for the completion of the 19,200 square-foot building addition to its West Caldwell, New Jersey manufacturing facility. Further improvements to the existing 52,000 square-foot facility and additional equipment to be purchased are projected to cost approximately $2,300,000. The Company anticipates that such equipment will be purchased and become operational and the building expansion and improvements will be completed during fiscal year 2001.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

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

     The Company has been authorized by its Board of Directors to repurchase up to 110,000 shares of its common stock, from time to time, depending on market conditions. During 1999, the Company repurchased 56,000 shares of common stock at a cost of $346,000. No shares were repurchased during six months 2001 or fiscal 2000.

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

Recent Accounting Pronouncements

     In June 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," deferred implementation of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 established new accounting and reporting standards and requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded as assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has adopted the provisions of these statements in 2001. The Company does not currently hold derivative instruments or engage in hedging activities and therefore the adoption of SFAS No. 133 has not had a material impact on the Company's financial position, results of operations or cash flows.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No.142, which will be adopted by the Company on December 30, 2001, requires goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for impairment. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company expects that the adoption of these accounting standards will reduce the amortization of goodwill and intangibles commencing December 30, 2001; however, impairment reviews may result in periodic write-downs subsequent to the date of adoption.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On June 6, 2001, the Company held its Annual Shareholders' Meeting at which the shareholders (i) elected three members to the Company's Board of Directors,
(ii) approved the Company's 2001 Stock Option Plan, (iii) approved the Company's 2001 Stock Purchase Plan, (iv) approved the Company's 2001 Key Employee Incentive Plan and (v) ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the current fiscal year. The shareholders of the Company elected Edward H. Cohen, Arthur A. Oliner and Harold J. Raveche as Class II directors whose terms expire at the 2004 Annual Shareholders' Meeting.

     The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, voted upon at the Company's June 6, 2001 Annual Shareholders' Meeting:

Election of Directors.

                            For         Withheld
                         ---------      --------
Edward H. Cohen          2,331,208       198,740
Arthur A. Oliner         2,331,208       198,740
Harold J. Raveche        2,330,534       199,414

Approval of the Company's 2001 Stock Option Plan.

          For          Against      Abstained    Broker Non-Votes
       ---------       -------      ---------    ----------------
       1,904,817       128,702       1,512           494,917

Approval of the Company's 2001 Stock Purchase Plan.

          For          Against      Abstained    Broker Non-Votes
       ---------       -------      ---------    ----------------
       1,916,080       118,593         358           494,917

Approval of the Company's 2001 Key Employee Incentive Plan.

          For          Against      Abstained    Broker Non-Votes
       ---------       -------      ---------    ----------------
       1,820,678       209,924        4429           494,917

Ratification of Arthur Andersen LLP as the Company's independent auditors.

          For          Against      Abstained
       ---------       -------      ---------
       2,419,376        7,068        103,504

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit No.
-----------

        3(a)  By-laws of Merrimac are hereby incorporated by reference to
              Exhibit 3(ii)(b) to Post-Effective Amendment No.2 to the Registration Statement on Form S-8 (No.33-68862) of Merrimac dated February 23, 2001.

        3(b) Certificate of Incorporation of Merrimac is hereby incorporated by reference to Exhibit 3(i)(b) to Post-Effective Amendment No.2 to the Registration Statement on Form S-8 (No.33-68862) of Merrimac dated February 23, 2001.

        4(a) Shareholder Rights Agreement dated as of March 9, 1999 between Merrimac and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current report on Form 8-K dated March 9, 1999.

        4(b) Amendment No.1 dated as of June 9, 1999 to the Shareholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current report on Form 8-K dated June 9, 1999.

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

        4(e) Amendment No. 4 dated as of February 21, 2001, to the Shareholder Rights Agreement dated as of March 9, 1999, between Merrimac and Mellon Investor Services, L.L.C., (formerly known as ChaseMellon Shareholder Services, L.L.C.) as Rights Agent, is hereby incorporated by reference to Exhibit 1(d) to Merrimac's
              Current report on Form 8-K  dated February 21, 2001.

        4(f)  2001 Stock Option Plan, is hereby incorporated by reference to
              Exhibit 4.1 to Merrimac's Registration Statement on Form S-8 (File No. 333-63436), dated June 20, 2001.

        4(g)  2001 Stock Purchase Plan, is hereby incorporated by reference to
              Exhibit 4.1 to Merrimac's Registration Statement on Form S-8 (File No. 333-63438), dated June 20, 2001.

        4(h) 2001 Key Employee Incentive Plan, is hereby incorporated by reference to Exhibit 4.1 to Merrimac's Registration Statement on Form S-8 (File No. 333-63434), dated June 20, 2001.

        4(i)  2001 Amended and Restated Stock Option Plan.

       11     Statement re:  Computation of earnings per share.


(b) Reports on Form 8-K:

      None

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

                                         MERRIMAC INDUSTRIES, INC.
                                         -------------------------
                                                (Registrant)

    Date: August 14, 2001            By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer

    Date: August 14, 2001            By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer

                                                                    Exhibit 4(i)

                            MERRIMAC INDUSTRIES, INC.
                             2001 STOCK OPTION PLAN
                       (AS AMENDED THROUGH JULY 15, 2001)


     1. Purpose. The purposes of the 2001 Stock Option Plan (the "Plan") are to induce certain individuals to remain in the employ, or to continue to serve as directors of, or consultants or advisors to, Merrimac Industries, Inc. (the "Company") and its present and future subsidiary corporations (each a "Subsidiary"), as defined in Section 424(f) of the Internal Revenue Code of 1986, as amended (the "Code"), to attract new individuals to enter into such employment or service and to encourage such individuals to secure or increase on reasonable terms their stock ownership in the Company. The Board of Directors of the Company (the "Board") believes that the granting of stock options ("Options") under the Plan will promote continuity of management and increased incentive and personal interest in the welfare of the Company by those who are or may become primarily responsible for shaping and carrying out the long range plans of the Company and securing its continued growth and financial success. Options granted hereunder are intended to be either (i) "incentive stock options" (which term shall have the meaning ascribed thereto by the provisions of Section 422(b) of the Code) or (ii) options which are not incentive stock options ("non-qualified stock options") or (iii) a combination thereof, as determined by the Committee (the "Committee") referred to in Section 5 hereof at the time of the grant thereof.

     2. Effective Date of Plan. The Plan became effective on April 20, 2001, subject to ratification by the stockholders of the Company.

     3. Stock Subject to Plan. 175,000 of the authorized but unissued shares of the common stock, $0.01 par value, of the Company (the "Common Stock") are hereby reserved for issue upon the exercise of Options granted under the Plan; provided, however, that the number of shares so reserved may from time to time be reduced to the extent that a corresponding number of issued and outstanding shares of the Common Stock are purchased by the Company and set aside for issue upon the exercise of Options. If any Options expire or terminate for any reason without having been exercised in full, the unpurchased shares subject thereto shall again be available for the purposes of the Plan.

     4. Administration. Except as otherwise provided in Section 21, the Plan shall be administered by the Committee. Subject to the express provisions of the Plan, the Committee shall have complete authority, in its discretion, to interpret the Plan, to prescribe, amend and rescind rules and regulations relating to it, to determine the terms and provisions of the respective option agreements or certificates (which need not be identical), to determine the individuals (each a "Participant") to whom and the times and the prices at which Options shall be granted, the periods during which each Option shall be exercisable, the number of shares of the Common Stock to be subject to each Option and whether such Option shall be an incentive stock option or a non-qualified stock option and to make all other determinations necessary or advisable for the administration of the Plan. In making such determinations, the Committee may take into account the nature of the services rendered by the respective individuals, their present and potential contributions to the success of the Company and the Subsidiaries and such other factors as the Committee in its discretion shall deem relevant. The Committee's determination on the matters referred to in this Section 4 shall be conclusive. Any dispute or disagreement which may arise under or as a result of or with respect to any Option shall be determined by the Committee, in its sole discretion, and any interpretations by the Committee of the terms of any Option shall be final, binding and conclusive.

     5. Committee. The Committee shall consist of two or more members of the Board. The Committee shall be appointed annually by the Board, which may at any time and from time to time remove any members of the Committee, with or without cause, appoint additional members to the Committee and fill vacancies, however caused, in the Committee. A majority of the members of the Committee shall constitute a quorum. All determinations of the Committee shall be made by a majority of its members present at a meeting duly called and held. Any decision or determination of the Committee reduced to writing and signed by all of the members of the Committee shall be fully as effective as if it had been made at a meeting duly called and held.

     6. Eligibility. An Option may be granted only to a key employee of the Company or a Subsidiary or to a director of the Company or a Subsidiary who is not an employee of the Company or a Subsidiary or to an independent consultant or advisor who renders services to the Company or a Subsidiary.

     7. Option Prices.

The initial per share option price of any Option shall be the price determined by the Committee, but not less than the fair market value of a share of the Common Stock on the date of grant; provided, however, that, in the case of a Participant who owns more than 10% of the total combined voting power of the Common Stock at the time an Option which is an incentive stock option is granted to him or her, the initial per share option price shall not be less than 110% of the fair market value of a share of the Common Stock on the date of grant.

          (a) For all purposes of the Plan, the fair market value of a share of the Common Stock on any date shall be equal to (i) the closing sale price of the Common Stock on the American Stock Exchange on such date or (ii) if there is no sale of the Common Stock on such Exchange on such date, the average of the bid and asked prices on such Exchange at the close of the market on such business day.

     1. Option Term. Participants shall be granted Options for such term as the Committee shall determine, not in excess of 10 years from the date of the granting thereof; provided, however, that, in the case of a Participant who owns more than 10% of the total combined voting power of the Common Stock at the time an Option which is an incentive stock option is granted to him or her, the term with respect to such Option shall not be in excess of five years from the date of the granting thereof.

     2. Limitations on Amount of Options Granted.

The aggregate fair market value of the shares of the Common Stock for which any Participant may be granted incentive stock options which are exercisable for the first time in any calendar year (whether under the terms of the Plan or any other stock option plan of the Company) shall not exceed $100,000.

No Participant shall, during any fiscal year of the Company, be granted Options under the Plan to purchase more than 15,000 shares of the Common Stock.

     1. Exercise of Options.

     Except as otherwise determined by the Committee at the time of grant, a Participant may not exercise an Option during the period commencing on the date of the grant of such Option to him or her and ending on the day immediately preceding the first anniversary of such date. Except as otherwise determined by the Committee at the time of grant, a Participant may, during the period commencing on the first anniversary of the date of the grant of an Option to him or her and ending at the time the Option expires pursuant to the terms hereof, exercise such Option with respect to all of the shares granted thereby.

     Except as hereinbefore otherwise set forth, an Option may be exercised either in whole at any time or in part from time to time.

     An Option may be exercised only by a written notice of intent to exercise such Option with respect to a specific number of shares of the Common Stock and payment to the Company of the amount of the option price for the number of shares of the Common Stock so specified; provided, however, that all or any portion of such payment may be made in kind by the delivery of shares of the Common Stock having a fair market value equal to the portion of the option price so paid; provided further, however, that no portion of such payment may be made by delivering shares of the Common Stock acquired upon the exercise of an Option if such shares shall not have been held by the Participant for at least six months; and provided further, however, that, subject to the requirements of Regulation T (as in effect from time to time) promulgated under the Securities Exchange Act of 1934, as amended, the Committee may implement procedures to allow a broker chosen by a Participant to make payment of all or any portion of the option price payable upon the exercise of an Option and receive, on behalf of such Participant, all or any portion of the shares of the Common Stock issuable upon such exercise. The Committee may, in its discretion, permit any Option to be exercised, in whole or in part, prior to the time when it would otherwise be exercisable.

     1. Transferability. (a) Except as otherwise provided in Section 11(b) hereof, no Option shall be assignable or transferable except by will and/or by the laws of descent and distribution and, during the life of any Participant, each Option granted to such Participant may be exercised only by him or her.

     (b) A Participant may, with the prior approval of the Committee, transfer for no consideration an Option which is a non-qualified stock option to or for the benefit of the Participant's Immediate Family, a trust for the exclusive benefit of the Participant's Immediate Family or to a partnership or limited liability company for one or more members of the Participant's Immediate Family, subject to such limits as the Committee may establish, and the transferee shall remain subject to all the terms and conditions applicable to the Option prior to such transfer. The term "Immediate Family" shall mean the Participant's children, stepchildren, grandchildren, parents, stepparents, grandparents, spouse, former spouse, siblings, nieces, nephews, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law, including adoptive relationships or any person sharing the Participant's household (other than a tenant or employee).

     2. Termination of Employment or Service. Unless otherwise determined by the Committee, in the event a Participant's employment or service with the Company and the Subsidiaries terminates by reason of his or her death, each Option therefore granted to him or her which shall not have theretofore expired or otherwise been cancelled shall immediately become exercisable in full and shall terminate upon the earlier to occur of the expiration of 12 months after the date of his or her death and the date of termination specified in such Option. Unless otherwise determined by the Committee, in the event a Participant's employment or service with the Company and the Subsidiaries terminates by reason of his or her disability, each Option therefore granted to him or her which shall not have theretofore expired or otherwise been cancelled shall immediately become exercisable in full and shall terminate upon the earlier to occur of the expiration of 12 months after the date of his or her disability and the date of termination specified in such Option. Unless otherwise determined by the Committee, in the event a Participant's employment or service with the Company and the Subsidiaries terminates by reason of his or her retirement, each Option therefore granted to him or her which shall not have theretofore expired or otherwise been cancelled shall immediately become exercisable in full and shall terminate upon the earlier to occur of the expiration of three months after the date of his or her retirement and the date of termination specified in such Option. Unless otherwise determined by the Committee, in the event the employment or service of a Participant is terminated by the Company and its Subsidiaries for any reason other than death, disability, retirement or cause, each Option theretofore granted to him or her which shall not have theretofore expired or otherwise been cancelled shall terminate upon the earlier to occur of the expiration of 30 days after the date of his or her termination and the date of termination specified in such Option. Unless otherwise terminated by the Committee in the event a Participant leaves the employ or service of the Company and its Subsidiaries by reason of his or her voluntary action or for cause prior to death, disability or retirement, each Option theretofore granted to him or her which shall not have theretofore expired or otherwise been cancelled shall, to the extent not theretofore exercised, terminate forthwith. For purposes of the foregoing (a) "disability" means total disability as determined in accordance with the terms of any long-term disability plan maintained by the Company or the Subsidiaries (or, if the Company and the Subsidiaries have no such plan, as determined by the Committee) (b) "retirement" means termination of employment in accordance with the retirement provisions of any retirement plan maintained by the Company or the Subsidiaries (or, if the Company and the Subsidiaries have no such plan, at or after age 65) and (c) "cause" means (i) a plea of guilty or nolo contendere to, or conviction for, the commission of a felony offense by a Participant; (ii) a material breach by a Participant of a fiduciary duty owed to the Company or any of its Subsidiaries, (iii) a material breach by a Participant of any nondisclosure, non-solicitation or non-competition obligation owed to the Company or any of its Subsidiaries and
(iv) the willful and continued failure or gross neglect on the part of a Participant to perform his or her employment duties.

     3. Adjustment of Number of Shares. In the event that a dividend shall be declared upon the Common Stock payable in shares of the Common Stock, the number of shares of the Common Stock then subject to any Option and the number of shares of the Common Stock reserved for issuance in accordance with the provisions of the Plan but not yet covered by an Option, the number of shares set forth in Section 9(b) hereof and the number of shares set forth in Section 20(b)(i) hereof shall be adjusted by adding to each share the number of shares which would be distributable thereon if such shares had been outstanding on the date fixed for determining the stockholders entitled to receive such stock dividend. In the event that the outstanding shares of the Common Stock shall be changed into or exchanged for a different number or kind of shares of stock or other securities of the Company or of another corporation, whether through reorganization, recapitalization, stock split-up, combination of shares, sale of assets, merger or consolidation in which the Company is the surviving corporation, then, there shall be substituted for each share of the Common Stock then subject to any Option, for each share of the Common Stock reserved for issuance in accordance with the provisions of the Plan but not yet covered by an Option, for each share of the Common Stock referred to in Section 9(b) hereof and for each share of the Common Stock referred to in Section 20(b)(i) hereof, the number and kind of shares of stock or other securities into which each outstanding share of the Common Stock shall be so changed or for which each such share shall be exchanged. In the event that there shall be any change, other than as specified in this Section 13, in the number or kind of outstanding shares of the Common Stock, or of any stock or other securities into which the Common Stock shall have been changed, or for which it shall have been exchanged, then, if the Committee shall, in its sole discretion, determine that such change equitably requires an adjustment in the number or kind of shares then subject to any Option, the number or kind of shares reserved for issuance in accordance with the provisions of the Plan but not yet covered by an Option, the number or kind of shares referred to in
Section 9(b) hereof and number or kind of shares referred to in Section 20(b)(i) hereof, such adjustment shall be made by the Committee and shall be effective and binding for all purposes of the Plan and of each stock option agreement or certificate entered into in accordance with the provisions of the Plan. In the case of any substitution or adjustment in accordance with the provisions of this
Section 13, the option price in each stock option agreement or certificate for each share covered thereby prior to such substitution or adjustment shall be the option price for all shares of stock or other securities which shall have been substituted for such share or to which such share shall have been adjusted in accordance with the provisions of this Section 13. No adjustment or substitution provided for in this Section 13 shall require the Company to sell a fractional share under any stock option agreement or certificate. In the event of the dissolution or liquidation of the Company, or a merger, reorganization or consolidation in which the Company is not the surviving corporation, then, except as otherwise provided in the second sentence of this Section 13, each Option, to the extent not theretofore exercised, shall terminate forthwith.

     4. Purchase for Investment, Withholding and Waivers. Unless the shares to be issued upon the exercise of an Option by a Participant shall be registered prior to the issuance thereof under the Securities Act of 1933, as amended, such Participant will, as a condition of the Company's obligation to issue such shares, be required to give a representation in writing that he or she is acquiring such shares for his or her own account as an investment and not with a view to, or for sale in connection with, the distribution of any thereof. In the event of the death of a Participant, a condition of exercising any Option shall be the delivery to the Company of such tax waivers and other documents as the Committee shall determine. In the case of each non-qualified stock option, a condition of exercising the same shall be the entry by the person exercising the same into such arrangements with the Company with respect to withholding as the Committee may determine.

     5. No Stockholder Status. Neither any Participant nor his or her legal representatives, legatees or distributees shall be or be deemed to be the holder of any share of the Common Stock covered by an Option unless and until a certificate for such share has been issued. Upon payment of the purchase price thereof, a share issued upon exercise of an Option shall be fully paid and non-assessable.

     6. No Restrictions on Corporate Acts. Neither the existence of the Plan nor any Option shall in any way affect the right or power of the Company or its stockholders to make or authorize any or all adjustments, recapitalizations, reorganizations or other changes in the Company's capital structure or its business, or any merger or consolidation of the Company, or any issue of bonds, debentures, preferred or prior preference stock ahead of or affecting the Common Stock or the rights thereof, or dissolution or liquidation of the Company, or any sale or transfer of all or any part of its assets or business, or any other corporate act or proceeding whether of a similar character or otherwise.

     7. No Employment Right. Neither the existence of the Plan nor the grant of any Option shall require the Company or any Subsidiary to continue any Participant in the employ or service of the Company or such Subsidiary.

     8. Termination and Amendment of the Plan. The Board may at any time terminate the Plan or make such modifications of the Plan as it shall deem advisable; provided, however, that the Board may not without further approval of the holders of a majority of the shares of the Common Stock present in person or by proxy at any special or annual meeting of the stockholders, increase the number of shares as to which Options may be granted under the Plan (as adjusted in accordance with the provisions of Section 13 hereof), or change the class of persons eligible to participate in the Plan, or change the manner of determining the option prices. Except as otherwise provided in Section 13 hereof, no termination or amendment of the Plan may, without the consent of the Participant to whom any Option shall theretofore have been granted, adversely affect the rights of such Participant under such Option.

     9. Expiration and Termination of the Plan. The Plan shall terminate on April 19, 2011 or at such earlier time as the Board may determine. Options may be granted under the Plan at any time and from time to time prior to its termination. Any Option outstanding under the Plan at the time of the termination of the Plan shall remain in effect until such Option shall have been exercised or shall have expired in accordance with its terms.

     10. Options for Outside Directors.

     A director of the Company who is not an employee of the Company or a Subsidiary (an "Outside Director") shall be eligible to receive, in addition to any other Option which he or she may receive pursuant to Section 6 hereof, an Option in accordance with Section 20(b) hereof. Except as otherwise provided in this Section 20, each such Option shall be subject to all of the terms and conditions of the Plan.

     (i) On the date of each annual meeting of stockholders, each Outside Director shall receive a grant of an Option, which shall be a non-qualified stock option, to purchase 2,500 shares of Common Stock. If an Outside Director is first elected a member of the Company's Board of Directors other than at an annual meeting of stockholders, then, on the date he or she is first so elected, he or she shall receive a grant of an Option, which shall be a non-qualified stock option, to purchase 2,500 shares of Common Stock. Options granted to Outside Directors shall be immediately exercisable.

     (ii) The number and nature of shares subject to any Option held by an Outside Director shall be subject to adjustment only to the extent set forth in
Section 13 hereof.

     (iii) The initial per share option price of each Option granted to an Outside Director under this Section 20 shall be equal to the fair market value of a share of the Common Stock on the date of grant.

     (iv) The term of each Option granted to an Outside Director shall be five years from the date of the granting thereof, unless sooner terminated in accordance with Section 20(c).

     (iv) All or any portion of the payment required upon the exercise of an Option granted to an Outside Director may be made in kind by the delivery of shares of the Common Stock having a fair market value equal to the portion of the option price so paid; provided, however, that no portion of such payment may be made by delivering shares of the Common Stock acquired upon the exercise of an Option if such shares shall not have been held by such Outside Director for at least six months; and provided further, however, that, subject to the requirements of Regulation T (as in effect from time to time) promulgated under the Exchange Act, the Committee may implement procedures to allow a broker chosen by such Outside Director to make payment of all or any portion of the option price payable upon the exercise of an Option and receive, on behalf of such Outside Director, all or any portion of the shares of the Common Stock issuable upon such exercise.

          (c) If an Outside Director's service as a director terminates by reason of his or her death, each Option theretofore granted to him or her pursuant to Section 20(b) hereof which shall not have theretofore expired or otherwise been cancelled shall terminate upon the earlier to occur of 12 months following the date of his or her death and the date of termination specified in such Option. If an Outside Director's service as a director terminates for any reason other than death, each Option theretofore granted to him or her pursuant to Section 20(b) hereof which shall not have theretofore expired or otherwise been cancelled shall terminate upon the earlier to occur of three months following such termination and the date of termination specified in such Option.

          (d) The provisions of this Section 20 may not be amended except by the vote of a majority of the members of the Board and by the vote of a majority of the members of the Board who are not Outside Directors.

         21. Delegation of Authority. Mason N. Carter, as the Chairman of the Board, Chief Executive Officer and President of the Company (the "Designated Director"), may administer the Plan with respect to employees of the Company or a Subsidiary (i) who are not officers of the Company subject to the provisions of Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") and
(ii) whose compensation is not expected to be subject to the provisions of
Section 162(m) of the Code. The authority of the Designated Director, and the Options granted by the Designated Director, shall be subject to such terms, conditions, restrictions and limitations as may be imposed, from time to time, by the Committee. Unless and until the Committee shall take further action, the maximum number of shares of Common Stock that may be subject to Options granted under the Plan in any one calendar year by the Designated Director to any single employee shall be 5,000. Any actions duly taken by the Designated Director with respect to the grant of Options to such employees shall be deemed to have been taken by the Committee for purposes of the Plan.

                                                                    Exhibit 11
                           MERRIMAC INDUSTRIES, INC.
                        COMPUTATION OF EARNINGS PER SHARE
                       ---------------------------------
                                   (Unaudited)
                                   -----------
                                                        Quarter      Six Months
                                                        -----------------------
                                                           Ended June 30, 2001
                                                        -----------------------
Numerator:
Net income available to common stockholders............ $ 136,451   $  105,755
                                                        =========   ==========
Basic earnings per share
------------------------
Weighted average number of shares outstanding for
basic net income per share
Common stock..........................................  2,619,338    2,612,041
                                                        =========    =========
Net income per common share - basic ..................      $ .05        $ .04
                                                            =====        =====
Diluted earnings per share
--------------------------
Weighted average number of shares outstanding for
diluted net income per share
Common stock..........................................  2,619,338    2,612,041
Effect of dilutive securities - stock options (1).....    141,814      184,794
                                                        ---------    ---------
Weighted average number of shares outstanding for
diluted net income per share..........................  2,761,152    2,796,835
                                                        =========    =========
Net income per common share - diluted.................      $ .05        $ .04
                                                            =====        =====

(1) Represents additional shares resulting from assumed conversion of stock options and warrants less shares purchased with the proceeds therefrom.