Form 10QSB
period 2001-09-29
MERRIMAC INDUSTRIES INC
filed 2001-11-13
CIK 706864

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 29, 2001    Commission file No. 0-11201
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
   Yes X   No
      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding at November 12, 2001
-----------------------------                   --------------------------------
Common Stock ($.01 par value)                              2,650,345

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                    September 29,  December 30,
                                                         2001         2000
                                                    -------------  ------------
                                                      (Unaudited)   (Audited)
                                                    -------------  ------------
ASSETS
------
Current assets:
  Cash and cash equivalents .......................   $   930,688  $ 3,425,390
  Accounts receivable, net.........................     4,716,762    5,617,085
  Income tax refunds receivable....................       138,492       42,924
  Inventories......................................     4,928,790    3,627,535
  Other current assets ............................       646,966      384,224
  Deferred tax assets .............................       931,000      871,000
                                                      -----------  -----------
      Total current assets ........................    12,292,698   13,968,158
                                                      -----------  -----------
Property, plant and equipment at cost..............    31,771,586   22,789,788
  Less accumulated depreciation and amortization...    14,440,494   12,770,791
                                                      -----------  -----------
    Property, plant and equipment, net.............    17,331,092   10,018,997

Other assets ......................................       680,070      752,381
Goodwill, net of accumulated amortization
  of $397,426 and $285,934.........................     2,506,030    2,774,248
                                                      -----------  -----------
      Total Assets ................................   $32,809,890  $27,513,784
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Current portion of long-term debt ...............   $ 4,676,016  $   119,932
  Accounts payable ................................     3,907,346    2,838,198
  Accrued liabilities .............................     1,121,283    1,432,128
  Income taxes payable.............................            -       173,000
                                                      -----------  -----------
      Total current liabilities ...................     9,704,645    4,563,258

Long-term debt, net of current portion ............       612,430      402,828
Deferred compensation .............................       163,182      185,406
Other liabilities..................................        65,169           -
Deferred tax liabilities ..........................       458,000      458,000
                                                      -----------  -----------
      Total liabilities ...........................    11,003,426    5,609,492
                                                      -----------  -----------
Stockholders' equity:
  Preferred stock, par value $.01 per share
    Authorized: 1,000,000 shares
     No shares issued
  Common stock, par value $.01 per share:
    Authorized: 20,000,000 shares
    Issued:  2,834,750 and 2,805,373 shares .......        28,348       28,054
  Common stock warrants............................       837,200      837,200
  Additional paid-in capital ......................    14,181,006   13,982,778
  Retained earnings ...............................     9,403,782    9,507,366
  Accumulated comprehensive loss...................      (299,741)     (50,975)
                                                      -----------  -----------
                                                       24,150,595   24,304,423
  Less treasury stock, at cost:
    208,904 shares.................................    (1,760,131)  (1,760,131)
  Less loan to officer-stockholder ................      (584,000)    (640,000)
                                                      -----------  -----------
     Total stockholders' equity ...................    21,806,464   21,904,292
                                                      -----------  -----------
     Total Liabilities and Stockholders' Equity ...   $32,809,890  $27,513,784
                                                      ===========  ===========

See accompanying notes.

                              MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE INCOME
                       -------------------------------------
                                   (Unaudited)
                                   -----------

                                                     Thirteen Weeks Ended            Nine Months Ended
                                                    ---------------------------  ---------------------------
                                                    September 29, September 30,  September 29, September 30,
                                                       2001         2000            2001          2000
OPERATIONS                                          ---------------------------  ---------------------------
Net sales ...................................         $5,812,301   $6,437,186      $18,668,833   $16,297,983
                                                      ----------   ----------      -----------   -----------
Costs and expenses:
  Cost of sales .............................          2,889,186    3,302,496        8,994,440     8,343,319
  Selling, general and administrative .......          2,281,120    2,230,958        7,013,810     5,948,119
  Research and development ..................            954,076      483,877        2,501,924     1,332,658
  Amortization of goodwill...................             36,948       41,563          111,492       119,557
  Reincorporation charge.....................                -            -            330,000            -
  Restructuring charge.......................                -            -                 -        315,000
                                                      ----------   ----------      -----------   -----------
                                                       6,161,330    6,058,894       18,951,666    16,058,653
                                                      ----------   ----------      -----------   -----------

Operating income (loss)......................           (349,029)     378,292         (282,833)      239,330
Interest and other (income) expense, net ....            (19,690)       9,148          (69,249)      114,868
                                                      ----------   ----------      -----------   -----------
Income (loss) before income taxes............           (329,339)     369,144         (213,584)      124,462
Provision (benefit) for income taxes ........           (120,000)     150,000         (110,000)       30,000
                                                      ----------   ----------      -----------   -----------
Net income (loss)............................         $ (209,339)  $  219,144      $  (103,584)  $    94,462
                                                      ==========   ==========      ===========   ===========

Net income (loss) per common share:
  Basic......................................              $(.08)       $ .10            $(.04)        $ .05
                                                           =====        =====            =====         =====
  Diluted....................................              $(.08)       $ .09            $(.04)        $ .04
                                                           =====        =====            =====         =====
Weighted average number of
 shares outstanding:
  Basic .....................................          2,622,573    2,186,015        2,615,551     2,021,057
                                                       =========    =========        =========     =========
  Diluted....................................          2,622,573    2,379,028        2,615,551     2,171,314
                                                       =========    =========        =========     =========

COMPREHENSIVE INCOME (LOSS)

Net income (loss)............................         $ (209,339)  $  219,144      $  (103,584)  $    94,462
Comprehensive income (loss):
  Foreign currency translation adjustment....           (194,504)     (87,694)        (248,766)     (203,439)
                                                      ----------   ----------      -----------   -----------
Comprehensive income (loss)..................         $ (403,843)  $  131,450      $  (352,350)  $  (108,977)
                                                      ==========   ==========      ===========   ===========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                         Nine Months Ended
                                                    ----------------------------
                                                    September 29,  September 30,
                                                         2001           2000
                                                    -------------  -------------
Cash flows from operating activities:
  Net income (loss).................................. $ (103,584)    $   94,462
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization..................  1,673,277      1,365,693
      Amortization of goodwill ......................    111,492        119,557
      Amortization of deferred rental income.........    (65,474)            -
      Deferred and other compensation................     63,925          9,904
      Deferred income taxes..........................    (60,000)            -
      Changes in operating assets and liabilities:
        Accounts receivable..........................    900,323       (709,417)
        Income tax refunds receivable................    (95,568)       128,889
        Inventories.................................. (1,301,255)      (885,720)
        Other current assets.........................   (262,743)       (38,506)
        Other assets.................................     72,311          5,694
        Accounts payable.............................   (604,443)       994,993
        Accrued liabilities..........................   (300,869)       147,032
        Income taxes payable.........................   (173,000)       263,074
        Deferred compensation........................    (40,126)      (233,772)
        Other liabilities............................    130,643             -
        Loan to officer-stockholder..................         -        (280,000)
                                                      ----------     ----------
Net cash provided by (used in) operating activities..    (55,091)       981,883
                                                      ----------     ----------
Cash flows from investing activities:
  Purchase of capital assets......................... (7,390,777)    (2,321,781)
  Sale of capital assets.............................         -          17,909
                                                      ----------     ----------
Net cash used in investing activities................ (7,390,777)    (2,303,872)
                                                      ----------     ----------
Cash flows from financing activities:
  Borrowings under revolving credit facility.........  4,500,000             -
  Borrowings under lease facility....................    419,192        343,500
  Repayment of borrowings............................   (110,216)    (2,516,772)
  Proceeds from the issuance of common stock, net....         -       3,277,548
  Proceeds from the exercise of stock options........    198,521        528,275
                                                      ----------     ----------
Net cash provided by financing activities............  5,007,497      1,632,551
                                                      ----------     ----------
Effect of exchange rate changes......................   ( 56,331)       (76,139)
                                                      ----------     ----------
Net (decrease) increase in cash and cash equivalents. (2,494,702)       234,423
Cash and cash equivalents at beginning of year.......  3,425,390      1,108,141
                                                      ----------     ----------
Cash and cash equivalents at end of period........... $  930,688     $1,342,564
                                                      ==========     ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes..................................... $  302,253     $   41,000
                                                      ==========     ==========
    Loan interest.................................... $  126,070     $  209,441
                                                      ==========     ==========

  Unpaid purchases of capital assets................. $1,673,592     $       -
                                                      ==========     ==========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 29, 2001 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for December 30, 2000. Certain prior year amounts have been reclassified to conform to current year presentation.

B.  Contract revenues

     Sales and related cost of sales on fixed-price contracts that require customization of standard products to customer specifications are recorded as title to these products transfers to the customer, which is generally on the date of shipment. Prior to shipment, manufacturing costs incurred on such contracts are recorded as work in process inventory. Anticipated losses on contracts are charged to operations when identified. Revenue related to non-recurring engineering charges is generally recognized upon shipment of the initial units produced or based upon contractually established stages of completion.

C.   Delaware reincorporation

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

     Common Stock and additional paid in capital for December 30, 2000 in the accompanying financial statements have been restated to give the effect to the reincorporation. The Company incurred $330,000 of costs in connection with the reincorporation in Delaware. Such expense is reflected as a reincorporation charge in the accompanying statement of operations. The reincorporation charge net of tax benefits was $198,000 or $.08 per share.

     The Board of Directors has the authority to issue up to one million shares of Preferred Stock and to fix the number of shares constituting any series and the designation of such series, and to determine the preferences, rights and qualifications or limitations of such series of Preferred Stock, without any further vote or action by the Company's stockholders.

D.   Inventories

     Inventories consist of the following:
                                              September 29,       December 30,
                                                  2001               2000
                                              ------------        -----------
     Finished goods ......................     $  451,449         $  363,387
     Work in process .....................      2,312,077          1,493,784
     Raw materials and purchased parts ...      2,165,264          1,770,364
                                               ----------         ----------
     Total                                     $4,928,790         $3,627,535
                                               ==========         ==========

     Total inventories are net of valuation allowances for obsolescence of $1,081,000 at September 29, 2001 and $1,018,000 at December 30, 2000.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


E.   Net income (loss) per common share

     Statement of Financial Accounting Standards No. 128, "Earnings per Share," establishes the computation and presentation of net income per common share. Under the standard, both basic and diluted net income per common share are presented.

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

     Stock options and warrants did not have an effect on the computation of diluted loss per share in the three months and nine months ended September 29, 2001 since they were antidilutive.

F.   Comprehensive income

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

G.   Accounting period

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

H.   Transactions with management and loan to officer-stockholder

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

     In addition, on August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter $280,000 with interest calculated at a variable interest rate based on the prime rate of the Company's lending bank, payable annually. In addition, pursuant to Mr. Carter's amended employment agreement, Mr. Carter will receive an annual special bonus on the next five anniversaries of the agreement amendment's effective date, in the form of forgiveness of one-fifth of the principal of and interest on the loan. During 2001, the annual special bonus amount of $56,000 principal and $23,000 accrued interest was forgiven totaling $79,000, and the original promissory note of $280,000 was reduced to $224,000 on August 31, 2001, the anniversary date of the amended employment agreement.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


I.   Current and long-term debt

     The Company was obligated under the following debt instruments at September 29, 2001 and December 30, 2000:

                                                                  September 29,  December 30,
                                                                      2001           2000
                                                                  ------------  -------------


     Fleet Bank:
     Revolving credit facility, interest 1/2% below prime........  $4,500,000    $      -

     The Bank of Nova Scotia:
     Capital leases, interest 7.0%, due October 2003.............     150,100       211,600
     Capital leases, interest 8.7%, due May 2005.................     261,609       311,160
     Capital leases, interest 7.3%, due April 2006...............     206,167            -
     Capital leases, interest 7.9%, due June 2006................     170,570            -
                                                                    ---------      --------
                                                                    5,288,446       522,760
     Less current portion........................................   4,676,016       119,932
                                                                   ----------      --------
     Long-term portion...........................................  $  612,430      $402,828
                                                                   ==========      ========

     In 2001 the Company borrowed $4,500,000, which includes $1,500,000 borrowed during the third quarter, under its existing revolving credit facility with Fleet Bank (formerly Summit Bank) which currently bears interest at 4.5%.

     On October 3, 2001, the Company obtained an increase of $2,000,000 to the revolving credit facility for working capital and general corporate purposes. During October 2001, the Company has borrowed an additional $1,500,000 under its increased revolving credit facility.

     The Company has been approved conditionally, subject to the completion of certain documentation, for an additional increase of $3,500,000 in the Company's lines of credit with Fleet Bank. The Company's revolving credit facility expires June 30, 2002.

     At September 29, 2001 and December 30, 2000, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

     Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $639,000 at September 29, 2001 and $376,000 at December 30, 2000.

J.  Restructuring and related charges

     As a result of accelerating the transfer of increased levels and complexity of production to the Company's Costa Rica manufacturing facility, the Company implemented a reduction of its workforce and provided severance benefits to certain employees during the first quarter of 2000. The restructuring charge for the first quarter of 2000 was $315,000, and charges net of tax benefits of $189,000 or $.10 per diluted share and $.09 per diluted share for the nine months, as a result of increases in common shares from private placements after the first quarter 2000. The reduction in workforce affected fifteen persons, primarily electronic components manufacturing labor, and the full amount of the restructuring charge has been paid.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


K.   Private placements of Common Stock and Warrants to purchase Common Stock

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

L.   Lease modification and resource sharing agreement

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

     The Company deferred approximately $102,000 of costs at December 30, 2000 incurred in connection with entering into this agreement and other incremental costs, for the purpose of providing this customer with trained personnel and certain other services required for their dedicated manufacturing capability. Such costs are classified in the balance sheet as other assets at December 30, 2000, and were recovered through the $200,000 payment received in January 2001 as described above. The deferred rental income of $34,000 is included in other liabilities.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


M.   Pro forma weighted average number of common shares outstanding

     Had the sales of 375,000 shares of Common Stock on April 7, 2000 and 360,000 Units on October 26, 2000 referred to in Note K occurred at the beginning of the prior year, the pro forma basic and diluted weighted average number of Common Shares outstanding would have been:

                                      Quarter    Nine Months
                                     ------------------------
                                     Ended September 30, 2000
                                     ------------------------

Basic:
Actual                               2,186,015    2,021,057
Adjustments for sales of:
Common Stock, April 7, 2000                 -       131,868
Units, October 26, 2000 (a)            360,000      360,000
                                     ---------    ---------
Basic - pro forma                    2,546,015    2,512,925
Effect of dilutive securities-
Stock options                          193,013      150,257
                                     ---------    ---------
Diluted - pro forma                  2,739,028    2,663,182
                                     =========    =========

(a) There is no pro forma dilutive impact from the warrants included in the Units, as the warrant exercise price of $21.25 exceeds the per share market value of the Common Stock.


N.   Recent Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established new accounting and reporting standards and requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded as assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has adopted the provisions of the Statement in 2001. The Company does not currently hold derivative instruments or engage in hedging activities and therefore the adoption of SFAS No. 133 has not had a material impact on the Company's financial position, results of operations or cash flows.

     On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June
30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for business combinations using the purchase method of accounting.

     With the adoption of SFAS No.142, which will be adopted by the Company on December 30, 2001, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company is required to perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their estimated useful lives. Early adoption of SFAS No. 142 is not permitted. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On an annualized basis, the Company expects that the adoption of these accounting standards will reduce the amortization of goodwill and intangibles by approximately $150,000 commencing in 2002, unless future impairment reviews result in periodic write-downs of goodwill.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


O. Business segment data

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


                                                Thirteen Weeks Ended            Nine Months Ended
                                             ----------------------------   ----------------------------

                                             September 29,  September 30,   September 29,  September 30,
                                                 2001          2000           2001           2000
                                             ----------------------------   ----------------------------
                                              (In thousands of dollars)     (In thousands of dollars)
Industry segments:
    Sales to unaffiliated customers:
             Electronic components            $ 4,973         $ 4,855       $15,291         $12,020
             Microwave micro-circuitry            839           1,582         3,378           4,278
                                              -------         -------       -------          ------
             Consolidated                     $ 5,812         $ 6,437       $18,669         $16,298
                                              =======         =======       =======         =======

    Income before provision for income taxes:
      Operating income (loss):
             Electronic components            $  (264)        $   (43)      $  (360)        $  (739)
             Microwave micro-circuitry            (85)            421            77             978
      Interest and other income
        (expense), net                             20              (9)           69            (115)
                                              -------         -------       -------         -------
             Consolidated                     $  (329)        $   369       $  (214)        $   124
                                              =======         =======       =======         =======

      Identifiable assets:
             Electronic components                                          $27,185         $16,896
             Microwave micro-circuitry                                        4,694           5,027
             Corporate                                                          931           1,343
                                                                            -------         -------
             Consolidated                                                   $32,810         $23,266
                                                                            =======         =======
      Depreciation and amortization:
             Electronic components            $   509         $   424       $ 1,432         $ 1,191
             Microwave micro-circuitry            102              62           353             294
                                              -------         -------       -------         -------
             Consolidated                     $   611         $   486       $ 1,785         $ 1,485
                                              =======         =======       =======         =======
      Capital expenditures, net:
             Electronic components            $ 2,473         $   764       $ 6,989         $ 1,937
             Microwave micro-circuitry             -               38           402             367
                                              -------         -------       -------         -------
             Consolidated                     $ 2,473         $   802       $ 7,391         $ 2,304
                                              =======         =======       =======         =======

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                         STATEMENTS OF OPERATIONS SUMMARY
                         --------------------------------
                                   (Unaudited)
                                   -----------


The following table displays line items in the Consolidated Statements of Operations as a percentage of net sales.

                                                     Percentage of Net Sales     Percentage of Net Sales
                                                   -------------------------     --------------------------
                                                          Third Quarter                Year to Date
                                                   -------------------------     --------------------------
                                                      Thirteen Weeks Ended          Nine Months Ended
                                                   -------------------------     --------------------------
                                                   September 29,  September 30,  September 29, September 30,
                                                        2001        2000              2001        2000
                                                   -------------  ------------   ------------  ------------
Net sales....................................            100.0%     100.0%            100.0%     100.0%
                                                         ------     ------            ------     ------
Costs and expenses:
  Cost of sales..............................             49.7       51.3              48.2       51.2
  Selling, general and administrative........             39.2       34.7              37.5       36.5
  Research and development...................             16.4        7.5              13.4        8.2
  Amortization of goodwill...................               .7         .6                .6         .7
  Reincorporation charge.....................               -          -                1.8         -
  Restructuring charge.......................               -          -                 -         1.9
                                                         ------     ------            ------     ------
                                                         106.0       94.1             101.5       98.5
                                                         ------     ------            ------    ------

Operating income (loss)......................             (6.0)       5.9              (1.5)       1.5
Interest and other (income) expense, net.....              (.3)        .2               (.4)        .7
                                                         ------     ------            ------      -----

Income (loss) before income taxes..........               (5.7)       5.7              (1.1)        .8
Provision (benefit) for income taxes.......               (2.1)       2.3              ( .6)        .2
                                                         ------     ------            ------     -------

Net income (loss)..........................               (3.6)%      3.4%              (.5)%       .6%
                                                         ======     ======            ======      ======


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Third quarter and nine months 2001 compared to third quarter and nine months 2000

     Consolidated results of operations for the third quarter 2001 reflect a decrease in net sales of $625,000 or 9.7% to $5,812,000. This decrease was primarily attributable to a $743,000 decrease in sales of microwave micro-circuitry products from the Company's subsidiary Filtran Microcircuits Inc. ("FMI"), which was partially offset by a $118,000 increase in net sales of electronic components.

     Consolidated results of operations for nine months 2001 reflect an increase in net sales of $2,371,000 or 14.5% to $18,669,000. This increase was primarily attributable to an increase in net sales of electronic components of $3,271,000, which was partially offset by a decrease in sales of microwave micro-circuitry products of $900,000 from FMI.

     Orders of $6,295,000 were received during third quarter 2001, a decrease of $1,050,000 or 14.3% compared to $7,345,000 in orders received during third quarter 2000. Backlog increased by $2,095,000 or 19.7% to $12,735,000 at the end of the third quarter 2001 compared to $10,640,000 at year-end 2000, and increased by $988,000 or 8.4% when compared to the end of third quarter 2000 backlog of $11,747,000. Orders received during the third quarter of 2001 exceeded the third quarter 2001 sales level by approximately 8.3%. Orders of $20,764,000 were received during nine months 2001, a decrease of $1,160,000 or 5.3% compared to $21,927,000 in orders received during nine months 2000. Orders received during the nine months of 2001 exceeded the nine months 2001 sales level by approximately 11.2%.

     The Company believes that the current economic downturn, resulting in reduced spending by wireless service providers, has caused many wireless companies to delay their purchases. However, the Company expects that its satellite and defense customers will continue to increase their orders during the fourth quarter 2001. The Company also anticipates receiving its initial orders during the fourth quarter 2001 for its new Multi-Mix(R) Microtechnology products, for which a significant capital investment has been made and substantial research and development costs have been incurred. An extended delay or reduction from planned levels in new orders for the new Multi-Mix(R) Microtechnology products could have a material adverse impact on the Company. The Company's subsidiary FMI has experienced a slowdown in orders for certain of its wireless communication products, which has caused a significant financial impact on the results of operations in third quarter and nine months 2001. The Company further expects that softness in the telecommunications sector that FMI serves, principally millimeter wave applications for wireless broadband solutions, will continue during the remainder of fiscal 2001, and is likely to cause a substantial reduction in the microwave micro-circuitry segment sales and profitability for fiscal 2001 compared to prior year results. The Company implemented a temporary reduction of 25% or 19 persons in the FMI workforce during the second quarter of 2001 in response to the decline in orders for this segment.

     Cost of sales decreased $413,000 or 12.5%, and as a percentage of net sales decreased 1.6% to 49.7% for third quarter 2001. Cost of sales increased $651,000 or 7.8%, and as a percentage of net sales decreased 3.0% to 48.2% for nine months 2001. Percentage cost reductions for cost of sales were achieved from manufacturing efficiencies attributable to a reduction in direct labor and manufacturing overhead costs, related in part to the transfer of certain additional production to the Company's Costa Rica manufacturing facility, and other manufacturing cost reductions resulting from the personnel restructuring in the first quarter of 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Depreciation expense included in cost of sales was $463,000, of which $192,000 was associated with Multi-Mix(R) Microtechnology capital assets, an increase of $113,000 in third quarter 2001 compared to third quarter 2000. For nine months 2001 compared to nine months 2000, depreciation expense included in cost of sales was $1,352,000, an increase of $157,000. For nine months 2001,
$539,000 of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. The increase in depreciation expense was a result of higher capital equipment purchases in the current and prior years.

     Gross profit in third quarter 2001 for the electronic components segment was $2,588,000 or 52.0% of segment net sales of $4,973,000, compared to gross profit of $2,316,000 or 47.7% of segment net sales of $4,855,000 in third quarter 2000. Gross profit for the microwave micro-circuitry segment was $336,000 or 40.0% of segment net sales of $839,000, compared to $819,000 or 51.8% of third quarter 2000 segment net sales of $1,582,000.

     Gross profit in nine months 2001 for the electronic components segment was $8,271,000 or 54.1% of segment net sales of $15,291,000, compared to gross profit of $5,873,000 or 48.9% of segment net sales of $12,020,000 in nine months 2000. Nine months 2001 gross profit for the microwave micro-circuitry segment was $1,404,000 or 41.5% of segment net sales of $3,378,000, compared to $2,082,000 or 48.7% of nine months 2000 segment net sales of $4,278,000.

     Selling, general and administrative expenses of $2,281,000 for third quarter 2001 increased by $50,000 or 2.2%, and when expressed as a percentage of net sales, increased by 4.5% to 39.2%. Increases resulted from employment termination costs for senior level personnel of approximately $112,000, which was partially offset by reduced sales commission expenses.

     Selling, general and administrative expenses of $7,014,000 for nine months 2001 increased by $1,066,000 or 17.9%, and when expressed as a percentage of net sales, increased by 1.0% to 37.5%. Increases resulted from employment termination costs for senior level personnel of approximately $198,000, higher sales commission expenses, increased selling and marketing expenses in connection with the Company's Multi-Mix(R) Microtechnology product line, and higher engineering and technology personnel compensation, recruitment and training costs, and patent-associated and other professional fees.

     Amortization expense of $37,000 for the third quarter and $111,000 for nine months 2001 is attributable to goodwill of approximately $3,000,000 arising from the acquisition of FMI, which is being amortized on a straight-line basis over a life of twenty years, compared to amortization expense of $42,000 for the third quarter and $120,000 for nine months 2000.

     Research and development expenses for new products were $954,000 in third quarter 2001, an increase of $470,000 or 97.2% compared to third quarter 2000. Except for $75,000 of expenses at FMI, a decrease of $3,000 from third quarter 2000, substantially all of the research and development expenses in third quarter 2001 were related to Multi-Mix(R) Microtechnology products. Research and development expenses for new products were $2,502,000 in nine months 2001, an increase of $1,169,000 or 87.7% compared to nine months 2000. Except for $226,000 of expenses at FMI, a decrease of $12,000 from nine months 2000, substantially all of the research and development expenses in nine months 2001 were related to Multi-Mix(R) Microtechnology products, which resulted in the third quarter 2001 product launches of Multi-Mix PICO(TM) technology products that reduce certain microwave components size by more than 84%.

     The consolidated operating loss for third quarter 2001 was $349,000, which compared to consolidated operating income of $378,000 for the third quarter
2000. The consolidated operating loss for nine months 2001, after the reincorporation charge of $330,000, was $283,000, which compared to consolidated operating income of $239,000 for nine months 2000 after the personnel restructuring charge of $315,000. Nine month 2001 consolidated operating income was $48,000, before the effect of charges associated with the reincorporation in Delaware of $330,000 in first quarter 2001, compared to $554,000 of consolidated operating income for nine months 2000 before the personnel restructuring charge of $315,000 in first quarter 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The operating loss for the electronic components segment was $264,000 in third quarter 2001, compared to a $43,000 operating loss in third quarter 2000. The operating loss for the microwave micro-circuitry segment was $85,000 in third quarter 2001 compared to operating income of $421,000 or 26.6% of segment net sales in third quarter 2000.

     Operating loss for the electronic components segment was $360,000 in nine months 2001, after the $330,000 reincorporation charge in first quarter 2001, compared to a $739,000 operating loss in nine months 2000 after the restructuring charge of $296,000 in first quarter 2000. Operating income for the microwave micro-circuitry segment was $77,000 or 2.3% of segment net sales in nine months 2001 compared to operating income of $998,000 or 23.3% in nine months 2000 after this segment's restructuring charge of $19,000 in first quarter 2000. Before the first quarter 2001 reincorporation charge of $330,000, operating loss for the electronic components segment would have been $30,000 in nine months 2001 compared to an operating loss of $443,000 in nine months 2000 before this segment's restructuring charge in first quarter 2000 of $296,000.

     Interest income, net was $20,000 for third quarter 2001 compared to net interest expense of $9,000 for third quarter 2000. Interest expense of $58,000 was capitalized to in-process construction property, plant and equipment in third quarter 2001. Interest income, net was $69,000 for nine months 2001 compared to net interest expense of $115,000 for nine months 2000. Interest expense of $81,000 was capitalized to in-process construction property, plant and equipment in nine months 2001. Interest income was primarily due to the proceeds received from the issuance of common stock in private placements in 2000 that offset interest expense. Interest expense was principally incurred on borrowings under a term loan and revolving credit facility in connection with the acquisition of FMI in 1999.

     An income tax benefit of $120,000 was recorded for third quarter 2001 with an effective tax benefit rate of 36.4% compared to a tax provision of $150,000 for third quarter 2000 with an effective tax rate of 40.6%. The principal adjustments to the statutory Federal income tax rate of 34% for third quarter 2001 relates to $20,000 in tax credits associated with research and development expenditures and foreign sales corporation tax benefits, partially offset by a $12,000 cost due to non-deductible amortization of goodwill.

     An income tax benefit of $110,000 was recorded for nine months 2001 with an effective tax benefit rate of 51.5% compared to a tax provision of $30,000 for nine months 2000 with an effective tax rate of 24.2%. The principal adjustments to the statutory Federal income tax rate of 34% for nine months 2001 relates to $60,000 in tax credits associated with research and development expenditures and foreign sales corporation tax benefits of $15,000, partially offset by a $38,000 cost due to non-deductible amortization of goodwill.

     Net loss for the third quarter of 2001 was $209,000 compared to net income of $219,000 for the third quarter 2000. Net loss per share for the third quarter 2001 was $.08 compared to net income per diluted share of $.09 reported for the third quarter of 2000.

     Net loss for the first nine months of 2001 was $104,000, after the net effects of the first quarter 2001 reincorporation charge of $198,000. For the first nine months of 2000, net income of $94,000 was reported, after the net effects of the first quarter 2000 restructuring charge of $189,000. Net loss per share for the first nine months 2001 was $.04, after the net effects of the $.08 per share reincorporation charge reported in the first quarter of 2001. For the first nine months of 2000, net income per diluted share of $.04 was reported, after the net effects of the $.09 per share restructuring charge reported in the first quarter of 2000.

     The weighted average number of diluted shares outstanding increased by approximately 244,000 shares or 10% during the third quarter 2001 and approximately 445,000 shares or 20% during the first nine months 2001 compared to the same periods of the prior year, resulting from the issuance in private placements of 375,000 shares in the second quarter 2000 and 360,000 shares in the fourth quarter 2000, as well as stock option exercises during the prior year.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources


     The Company had liquid resources comprised of cash and cash equivalents totaling approximately $900,000 at the end of third quarter 2001 compared to approximately $3,400,000 at the end of 2000. The Company's working capital was approximately $2,600,000 and its current ratio was 1.3 at the end of third quarter 2001 compared to $9,400,000 and 3.0, respectively, at the end of 2000.

     The Company's operating activities provided negative cash flows of $55,000 in nine months 2001 compared to $982,000 of positive cash flows in nine months 2000. The primary positive operating cash flows resulted from a decrease in accounts receivable, an increase in other liabilities, and higher depreciation and amortization charges. These positive cash flows were offset by an increase in inventories of $1,301,000 to $4,929,000, which includes $965,000 associated with Multi-Mix(R) Microtechnology products, reductions of accounts payable and deferred compensation payments, and the net loss of $104,000.

     The Company has made net investments in property, plant and equipment of $7,391,000 during nine months 2001, which excludes unpaid invoices of $1,674,000 at September 29, 2001, compared to net investments made in property, plant and equipment of $2,304,000 during the nine months of 2000. These capital expenditures, which includes capitalized construction period rent and interest of $274,000, are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $9,153,000 at the end of nine months 2001, an increase of $5,149,000 compared to $4,004,000 at the end of 2000.

     During the first nine months of 2001, the Company borrowed $4,500,000, which includes borrowings of $1,500,000 during the third quarter, under its existing revolving credit facility with Fleet Bank (formerly Summit Bank) at an interest rate of one-half percent below the bank's floating prime rate. On October 3, 2001, the Company obtained an increase of $2,000,000 to the revolving credit facility for working capital and general corporate purposes. During October 2001, the Company has borrowed an additional $1,500,000 under its increased revolving credit facility and the current interest rate is 4.5%.

     The Company has been approved conditionally, subject to the completion of certain documentation, for an additional increase of $3,500,000 in the Company's lines of credit with Fleet Bank. The Company is contemplating raising capital by a private placement of debt or equity during the fourth quarter of 2001, subject to economic and market conditions. There can be no assurances that capital from either debt or equity will be available to the Company and, if so, on terms favorable to the Company. Management believes that the remaining available $500,000 revolving credit facility supplemented by the conditionally approved $3,500,000 increase to its lines of credit, together with its present liquid resources and cash flows that are expected to be provided by operations, should provide sufficient resources for currently contemplated operations in fiscal year 2001.

     The Company's capital expenditures for new projects and production equipment have exceeded its depreciation and amortization expenses in the first nine months of 2001 by approximately $7,400,000. The Company has made $5,600,000 in payments on purchase order commitments to processing equipment vendors aggregating $8,600,000 for capital equipment and has a remaining balance on a purchase order for $700,000 issued to a general contractor for the completion of the 19,200 square-foot building addition to its West Caldwell, New Jersey manufacturing facility. The Company anticipates that such equipment will be purchased and become operational and the building expansion will be completed during the fourth quarter of 2001. The Company has temporarily deferred certain improvements and purchases of additional equipment for the existing 52,000 square-foot facility that are projected to cost approximately $1,300,000.

     Effective January 2001, the Company modified its existing lease, and entered into a resource sharing arrangement with a previous customer, for its Costa Rica manufacturing facility, reducing the size to approximately 8,200 square-feet and extending the lease to December 2004. The Company received an initial payment of $200,000 in January 2001 under the resource sharing agreement and recovered approximately $102,000 of costs that were deferred at December 30, 2000 in connection with such agreement.

     In February 2001, the Company entered into a new five-year lease in Costa Rica for approximately 36,200 square-feet for a new Multi-Mix(R) Microtechnology manufacturing facility. It is anticipated that the leasehold improvements and capital equipment for this manufacturing facility, which is expected to cost approximately $4,500,000, should become operational during the fourth quarter 2001.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Recent Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established new accounting and reporting standards and requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded as assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has adopted the provisions of the Statement in 2001. The Company does not currently hold derivative instruments or engage in hedging activities and therefore the adoption of SFAS No. 133 has not had a material impact on the Company's financial position, results of operations or cash flows.

     On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has historically accounted for business combinations using the purchase method of accounting.

     With the adoption of SFAS No.142, which will be adopted by the Company on December 30, 2001, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company is required to perform a fair-value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their estimated useful lives. Early adoption of SFAS No. 142 is not permitted. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On an annualized basis, the Company expects that the adoption of these accounting standards will reduce the amortization of goodwill and intangibles by approximately $150,000 commencing in 2002, unless future impairment reviews result in periodic write-downs of goodwill.

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

        4(f)  2001 Stock Option Plan, is hereby incorporated by reference to
              Exhibit 4.1 to Merrimac's Registration Statement on Form S-8 (File No. 333-63436) dated June 20, 2001.

        4(g)  2001 Stock Purchase Plan, is hereby incorporated by reference to
              Exhibit 4.1 to Merrimac's Registration Statement on Form S-8 (File No. 333-63438) dated June 20, 2001.


        4(h) 2001 Key Employee Incentive Plan, is hereby incorporated by reference to Exhibit 4.1 to Merrimac's Registration Statement on Form S-8 (File No. 333-63434) dated June 20, 2001.

        4(i) 2001 Amended and Restated Stock Option Plan, is hereby incorporated by reference to Exhibit 4(i) to Merrimac's Quarterly Report on Form 10-QSB, filed on August 14, 2001.

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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: November 12, 2001            By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: November 12, 2001            By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer