Form 10KSB40
period 2001-12-29
MERRIMAC INDUSTRIES INC
filed 2002-03-29
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   DECEMBER 29, 2001   Commission file number  0-11201
                            -----------------                           -------



                            MERRIMAC INDUSTRIES, INC.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as specified in Its Charter)

               DELAWARE                                      22-1642321
--------------------------------------           -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

                               41 FAIRFIELD PLACE
                         WEST CALDWELL, NEW JERSEY 07006
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  973-575-1300
--------------------------------------------------------------------------------
                          Registrant's telephone number

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

      COMMON STOCK                               AMERICAN STOCK EXCHANGE
COMMON STOCK PURCHASE RIGHTS                     AMERICAN STOCK EXCHANGE
-------------------------------             ------------------------------------
      (Title of each Class)                    (Name of each Exchange on which
                                                        registered)
Securities registered pursuant to Section 12(g) of the Exchange Act: None

         Check whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No
     -----                   ------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

        State registrant's revenues for its most recent fiscal year: $25,792,631

         The aggregate market value of voting stock held by non-affiliates based upon the average price of such stock as quoted on The American Stock Exchange on March 22, 2002, was $22,210,000.

         The number of shares of registrant's Common Stock outstanding at March 22, 2002, was 3,183,858 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Annual Report to Stockholders for Fiscal Year Ended December 29, 2001, are incorporated into Parts I and II of this Form 10-KSB.

         Portions of Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-KSB.

                                TABLE OF CONTENTS
                                -----------------
                                                                                                                  Page
                                                                                                                  ----
Item 1.              Business                                                                                       4

Item 2.              Description of Property                                                                       11

Item 3.              Legal Proceedings                                                                             12

Item 4.              Submission of Matters to a Vote of Security Holders                                           12

Item 5.              Market for Common Equity and Related Stockholder Matters                                      13

Item 6.              Management's Discussion and Analysis of Financial Condition and Results of Operations         13

Item 7.              Financial Statements                                                                          13

Item 8.              Changes In and Disagreements on Accounting and Financial Disclosure                           13

Item 9.              Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
                     of the Exchange Act                                                                           14

Item 10.             Executive Compensation                                                                        16

Item 11.             Security Ownership of Certain Beneficial Owners and Management                                16

Item 12.             Certain Relationships and Related Transactions                                                16

Item 13.             Exhibits and Reports on Form 8-K                                                              17


CAUTIONARY STATEMENT

         This Annual Report on Form 10-KSB contains statements relating to future results of Merrimac Industries, Inc. ("Merrimac" and together with its subsidiaries, the "Company"), including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: general economic and industry conditions; slower than anticipated penetration into the satellite communications, defense and wireless markets; the risk that the benefits expected from the acquisition of Filtran Microcircuits Inc. are not realized; the ability to protect proprietary information and technology; competitive products and pricing pressures; the risk that Merrimac will not be able to continue to raise sufficient capital to expand its operations as currently contemplated by its business strategy; risks relating to governmental regulatory actions in communications and defense programs; risks associated with demand for and market acceptance of existing and newly developed products; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties, including but not limited to those detailed from time to time in Merrimac's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and Merrimac undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

         In 1998, Merrimac introduced the Multi-Mix(R) Microtechnology processes to the marketplace. The Multi-Mix(R) process is an enabling technology that employs three-dimensional designs of multiple circuit layers bonded together using a fusion bonding process to help build components and subassemblies at a fraction of the size, weight and cost of conventional microstrip and stripline products.

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



                            DESCRIPTION OF BUSINESSES

RF MICROWAVE AND MULTI-MIX(R) MICROTECHNOLOGY PRODUCT GROUPS

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

         In July 2001, Merrimac introduced its Multi-Mix PICO(TM) Microtechnology. Through Multi-Mix PICO(TM) technology, Merrimac offers a powerful group of products at a greatly reduced size, weight and cost that includes hybrid junctions, directional couplers, quadrature hybrids, power dividers and inline couplers, filters, vector modulators along with 802.11a and 802.11b Wireless LAN (Local Area Network) modules. When compared to conventional multilayer quadrature hybrids and directional coupler products, Multi-Mix PICO(TM) is smallest in size, by more than 84% without the loss of power or performance. Merrimac has completed the development of integrated inline multi-couplers and are introducing these Multi-Mix PICO(TM) products to major basestation customers.

         In December 2001, Merrimac received and started to ship, its first 3G production order for a Multi-Mix PICO(TM) integrated solution to be used by one of the world's largest suppliers of wireless power amplifiers in the design of new, 3G broadband basestations.

         In addition to wireless communications, Multi-Mix PICO(TM) products are currently under evaluation for applications in airborne electronic countermeasures, radar systems, smart antennas, satellite communications receiver modules and security equipment.

         In the area of broadband communications, Merrimac is working on solutions that will bring dual-way Internet access to homes and offices through a multimedia broadband interactive satellite system.

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

         Merrimac has traditionally developed and offered for sale products built to specific customer needs, as well as standard catalog items. Approximately 30% of 2001 revenues were derived from initial orders for products custom designed for specific customer applications, 50% from repeat orders for such products and 20% from catalog sales.

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

         Improved production efficiencies coupled with the capacity of the low-cost manufacturing facility in Costa Rica and more extensive use of automated test equipment such as Hewlett Packard network analyzers have resulted in a considerable reduction of the set-up time to take measurements, calibrate test equipment and print out hard copy of data. In addition, computerized cost controls such as closed job history and up-to-date work in process costs are also enhancing Merrimac's competitive position. Laser marking continues to be incorporated into the process of metal packages, providing totally permanent marking, greater flexibility and lower costs.

         Merrimac has also begun to use the Internet to communicate with its customers more efficiently. Merrimac's On-Line Co-Design(R) system, an innovative service, allows RF and microwave circuit designers to create and test their products on-line over the Internet. The customer uses electronic design automation software together with proprietary circuit elements from the Multi-Mix(R) library of pre-engineered components and assemblies. This service allows Merrimac engineers to work more directly with customers as they design their products.

         For a discussion of financial information about Merrimac's business segments and geographic data, reference is made to Note 11 of Notes to Consolidated Financial Statements in Merrimac's Annual Report to Stockholders for the Fiscal Year Ended December 29, 2001, which note is incorporated herein by reference.

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

         Approximately 55% of Merrimac's sales in 2001 were derived from the sales of products for use in high-reliability aerospace, satellite, and missile applications. These products are designed to withstand severe environments without failure or maintenance over prolonged periods of time (from 5 to

20 years). Merrimac provides facilities dedicated to the design, development, manufacture, and testing of these products along with special program management and documentation personnel.

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

         FMI has also achieved significant results in the area of accuracy of circuit board imaging. FMI employs specially developed processes using liquid photo-resists and high-intensity, collimated UV exposure techniques in fine line processing for single, double-sided and multi-layer PTH boards.

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

MARKETING

         The Company markets its products in the United States and Canada directly to customers through a marketing staff comprised of 14 employees, including five employees located at FMI in Ottawa, Canada, and through 22 independent domestic sales organizations. The Company utilizes 19 independent sales organizations to market its products elsewhere in the world. The Company's marketing program focuses on identifying new programs and applications for which the Company can develop prototypes leading to volume production orders.

         Merrimac's customers are primarily major industrial corporations that integrate Merrimac's products into a wide variety of defense and commercial systems. Merrimac's customers include The Boeing Company, Raytheon Company, Northrop Grumman Corporation, Lockheed Martin Corporation, Loral Space & Communications Ltd., TRW, Inc. and General Dynamics Corporation. Sales to the foreign geographic area of Europe were 14.7% of net sales in 2001. Sales to any one foreign geographic area did not exceed 10% of net sales for 2000 and 1999. Sales to Lockheed Martin Corporation were 13.8%, 12.2% and 10% of net sales in 2001, 2000 and 1999, respectively. Sales to The Boeing Company (which acquired the space and communications business from Hughes Electronics Corporation, a former customer of the Company, in 2000) were 15.0% and 9.1% of net sales in 2001 and 2000, respectively. Pro forma combined sales to The Boeing Company and Hughes Electronics Corporation were 21.3% of net sales in 1999. In 1999, sales to The Boeing Company were 10.4% and sales to Hughes Electronics Corporation were 10.9% of net sales, respectively.

         FMI's key customers include M/A Com, Inc., Raytheon Company, Filtronic Broadband Ltd., Arcom, Inc., VertiCom, Inc., Endwave Corporation, Sierra Technologies, Inc., Trak Microwave Corp., Thales Air Defence SA and Signal Technology Corporation.

         Both Merrimac (www.merrimacind.com or www.multi-mix.com) and FMI (www.filtranmicro.com) have Internet addresses and have established a commercial presence on the World Wide Web. Merrimac's product catalog is available on its website.

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

RESEARCH AND DEVELOPMENT

         During fiscal 2001 and 2000, research and development expenditures amounted to $3,382,000 and $1,871,000, respectively. With the exception of $432,000 of expenses at FMI, substantially all of the research and development funds in fiscal 2001 were expended for new Multi-Mix(R) Microtechnology products. Merrimac plans to commit research and development funds at the same level in fiscal 2002, and will focus its efforts on new product development for specific customer applications requiring integration of circuitry and further miniaturization, precision and volume applications.

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

BACKLOG

         Merrimac manufactures specialized components and subsystems pursuant to firm orders from customers and standard components for inventory. As of December 29, 2001, Merrimac had a firm backlog of orders of approximately $11,856,000. Merrimac estimates that approximately 90% of the orders in its backlog as of December 29, 2001 will be shipped within one year. Merrimac does not consider its business to be seasonal.

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

         Effective January 2001, the Company modified its existing lease, and entered into a resource sharing arrangement with a previous customer, for its Costa Rica manufacturing facility.

         In February 2001, the Company entered into a new five-year lease in Costa Rica for approximately 36,200 square-feet for a new Multi-Mix(R) Microtechnology manufacturing facility. It is anticipated that the leasehold improvements and capital equipment for this manufacturing facility, which is expected to cost approximately $4,500,000, should become operational during the second quarter of 2002.

         FMI's manufacturing facility consists of CAD/CAM, chemical and mechanical processes, quality systems and R&D of bare circuit board materials specifically selected for high frequency applications. Manual and automatic methods are utilized depending upon the circuit volumes, complexity and existing technologies available to the printed wiring board industry. During the past year, FMI has added new equipment and procedures to reduce cost and improve efficiencies in operations. FMI received ISO 9002 certification in April 2001.

         Microwave materials used in FMI's products are available from Rogers and Arlon. Laminate materials are available from a small number of qualified suppliers. The suppliers that provide materials to FMI specialize in the manufacture of microwave materials. Customers often direct FMI to use a particular vendor for laminates based upon particular design specifications.

         During 1999, Merrimac implemented several programs to improve the efficiency of its manufacturing operations, reduce costs, foster continual improvement and improve customer satisfaction. Presently, Merrimac is continuing to establish and/or refine procedures and supporting documentation to enable the expedited transfer of product manufacture from prototype engineering to operational manufacturing. In October 1999, Factory Mutual Research awarded ISO 9001 certification to Merrimac's Multi-Mix(TM) Microtechnology Group manufacturing facility. In December 2000, they extended this award to the Company's RF/Microwave Products Group manufacturing facility. In April 2001, Factory Mutual Research awarded ISO 9002 certification to the Company's FMI manufacturing facility in Ottawa, Canada. In October 2001, Factory Mutual recertified the Company's manufacturing subsidiary located in Costa Rica to ISO 9002. This location had obtained certification under a different Registrar prior to fiscal 1999.

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

EMPLOYEE RELATIONS

         As of December 29, 2001, Merrimac employed approximately 240 full time employees, including 60 employees at FMI and 50 employees at Merrimac's Costa Rica facilities. None of Merrimac's employees are represented by a labor organization. Management believes that relations with its employees are satisfactory.

PATENTS

         As of March 27, 2002, Merrimac owns 8 patents with respect to certain inventions it developed. No assurance can be given that the protection that Merrimac has acquired through patents is sufficient to deter others, legally or otherwise, from developing or marketing competitive products. There can be no assurance that any of the patents will be found valid, if validity is challenged. Although Merrimac has from time to time filed patent applications in connection with the inventions which it believes are patentable, there can be no assurance that these applications will issue into patents.

ITEM 2.  DESCRIPTION OF PROPERTY

         Merrimac's administrative offices, research and principal production facilities are located in West Caldwell, New Jersey, on a five-acre parcel owned by Merrimac. A 12,000 square-foot plant was built in November 1966; a 13,500 square-foot addition was completed in December 1971; and a 26,500 square-foot addition was completed in July 1980, aggregating 52,000 square-feet presently. In February 2001, Merrimac began construction of an additional 19,200 square-foot manufacturing facility in West Caldwell, New Jersey, which is expected to be completed by the end of March 2002.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Merrimac's Common Stock has been listed and traded on The American Stock Exchange since July 11, 1988, under the symbol MRM. As of March 22, 2002, Merrimac had approximately 200 holders of record. Merrimac believes there are approximately 1,500 additional holders in "street name" through broker nominees.

         Reference is made to the table captioned "Quarterly Common Stock Data" in Merrimac's Annual Report to Stockholders for the Fiscal Year Ended December 29, 2001, filed as Exhibit 13 hereto (the "Annual Report"), which table is incorporated herein by reference, for information with respect to the high and low bid prices of Merrimac's Common Stock during the past two fiscal years.

         Merrimac has not paid any cash dividends to its stockholders since the third quarter of 1997. The Board of Directors eliminated the dividend on August 28, 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Reference is made to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report, which information is incorporated herein by reference.

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the information in the Consolidated Statements of Operations and Comprehensive Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Stockholders' Equity, Consolidated Statements of Cash Flows, Notes to Consolidated Financial Statements and Report of Independent Public Accountants contained in the Annual Report, which information is incorporated herein by reference with respect to Merrimac's financial position as of December 29, 2001 and December 30, 2000, and the results of operations and cash flows for each of the three years in the period ended December 29, 2001 and the report of Arthur Andersen LLP. For unaudited selected quarterly financial data, see the table captioned "Quarterly Financial Information" contained in the Annual Report, which table is incorporated herein by reference.

ITEM 8.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

         Pursuant to General Instruction E3 to Form 10-KSB, portions of information required by Items 9-12 and indicated below are hereby incorporated by reference to Merrimac's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders (the "Proxy Statement") which Merrimac will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

NAME                                 AGE          POSITION
-----                                ---          --------
Mason N. Carter                      55           Chairman, President and Chief Executive Officer

Robert V. Condon                     55           Vice President, Finance, Treasurer, Secretary and Chief Financial Officer

Richard E. Dec                       58           Vice President, Business Development

Brian R. Dornan                      53           Vice President and Chief Engineer, RF Microwave Products Group

Reynold K. Green                     43           Vice President and General Manager, RF Microwave Products Group

Jayson E. Hahn                       34           Vice President, Information Technology and Chief Information Officer

James J. Logothetis                  42           Vice President and Chief Technology Officer, Multi-Mix (R) Microtechnology Group

Joseph McAndrew                      47           Vice President and General Manager, Multi-Mix(R) Microtechnology Group

Michael Pelenskij                    41           Vice President, Operations RF Microwave Products Group

Dr. Kovilvila N. Ramachandran        61           President and Technical Director, FMI

Lawrence S. Ross                     33           Vice President, Quality


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

         Mr. Dec has been Vice President, Business Development in July 2000 after serving as Vice President, Marketing since joining Merrimac in March 1997. Prior to joining Merrimac, he was Vice President of Business Development of Kinley & Manbeck, Inc., a business process re-engineering and systems implementation consulting company, from April 1996 to March 1997. From 1995 to March 1996, he was National Account Manager, Product and Systems Group for Datatec Industries, Inc.

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


         Mr. Logothetis was appointed Vice President and Chief Technology Officer, Multi-Mix(R)Microtechnology Group in March 2002. Mr. Logothetis was appointed Vice President, Multi-Mix(R)Engineering in May 1998, after rejoining Merrimac in January 1997 to serve as Director, Advanced Technology. Prior to rejoining Merrimac, he served as a director for Electromagnetic Technologies, Inc. in 1995 and became Vice President of Microwave Engineering at such corporation in 1996. From 1984 through 1994, Mr. Logothetis had various engineering positions with Merrimac including Group Manager, Engineering.

         Mr. McAndrew was appointed Vice President and General Manager, Multi-Mix(R) Microtechnology Group in March 2002. Mr. McAndrew was appointed Vice President, Multi-Mix(R) Operations in June 1999 after serving as Director of Manufacturing Engineering from 1997 to 1999. From 1984 through 1997, Mr. McAndrew held various engineering positions at Merrimac including Manager, Manufacturing and Process Engineering.

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

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         See the information in the table and the notes thereto under the caption "Share Ownership of Directors, Executive Officers and Certain Stockholders" contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the information in the subheading "Certain relationships and related transactions" under the caption "Executive Compensation" contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       EXHIBIT NO.   DESCRIPTION
       -----------   -----------

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

       4(a) Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K for the period ending March 9, 1999.

       4(b) Amendment No. 1 dated as of June 9, 1999, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K for the period ending June 9, 1999.

       4(c) Amendment No. 2 dated as of April 7, 2000, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 2 to Merrimac's Current Report on Form 8-K for the period ending April 10, 2000.

       4(d) Amendment No. 3 dated as of October 26, 2000, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 2 to Merrimac's Current Report on Form 8-K for the period ending October 27, 2000.

       4(e) Amendment No. 4 dated as of February 21, 2001, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and Mellon Investor Services, L.L.C. (formerly known as ChaseMellon Stockholder Services, L.L.C.), as Rights Agent, is hereby incorporated by reference to Exhibit 1(d) to Merrimac's Current Report on Form 8-K for the period ending February 21, 2001.

       4(f) Amendment No. 5, dated February 28, 2002, to the Rights Agreement, between Merrimac and Mellon Investor Services LLC (f.k.a. ChaseMellon Shareholder Services, L.L.C.), as Rights Agent is hereby incorporated by reference to
                      Exhibit 99.4 to Merrimac's Form 8-K for the period ending March 6, 2002.

       EXHIBIT NO.    DESCRIPTION
       -----------    -----------


       10(a) Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000, among Ericsson Microelectronics, A.B., Ericsson Holdings International, B.V. and Merrimac is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the period ending August 15, 2000.

       10(b) Registration Rights Agreement dated as of April 7, 2000, between Merrimac and Ericsson Holding International, B.V. is hereby incorporated by reference to Exhibit 10(b) to Merrimac's Quarterly Report on Form 10-QSB for the period ending August 15, 2000.

       10(c) Profit Sharing Plan of Merrimac is hereby incorporated by reference to Exhibit 10(n) to Merrimac's Registration Statement on Form S-1 (No. 2-79455).*

       10(d) 1983 Key Employees Stock Option Plan of Merrimac effective March 21, 1983, is hereby incorporated by reference to
                      Exhibit 10(m) to Merrimac's Annual Report on Form 10-KSB for the year ending March 31, 1983.*

       10(e) 1993 Stock Option Plan of Merrimac effective March 31, 1993, is hereby incorporated by reference to Exhibit 4(c) to Merrimac's Registration Statement on Form S-8 (No. 33-68862) dated September 14, 1993.*

       10(f) 1997 Long-Term Incentive Plan of Merrimac is hereby incorporated by reference to Exhibit A to Merrimac's Proxy Statement for the period ending April 11, 1997.*

       10(g) Resolutions of the Stock Option Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1983 Key Employees Stock Option Plan of Merrimac, the 1993 Stock Option Plan of Merrimac and the 1997 Long-Term Incentive Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(f) to Merrimac's Annual Report on Form 10-KSB for the year ending March 30, 1999.*

       10(h)(1) 1995 Stock Purchase Plan of Merrimac is hereby incorporated by reference to Exhibit A to the Proxy Statement of Merrimac for the period ending December 31, 1994.*

       10(h)(2) Resolutions of the Stock Purchase Plan Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1995 Stock Purchase Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(g)(2) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

       10(i)(1) 1996 Stock Option Plan for Non-Employee Directors of Merrimac is hereby incorporated by reference to Exhibit 10(d) to Merrimac's Annual Report on Form 10-KSB for the year ending December 28, 1996.*

       EXHIBIT NO.    DESCRIPTION
       -----------    -----------


       10(i)(2) Resolutions of the Board of Directors of Merrimac, adopted June 3, 1998, amending the 1996 Stock Option Plan for Non-Employee Directors of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(h)(2) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

       10(j) Amended and Restated Employment Agreement dated as of January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the year ending July 4, 1998.*

       10(k) Amendment dated August 31, 2000 to the Amended and Restated Employment Agreement dated January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the period ending September 30, 2000.*

       10(l) Amended and Restated Pledge Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(c) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*

       10(m) Amended Promissory Note dated as of May 4, 1998, executed by Mason N. Carter in favor of Merrimac is hereby incorporated by reference to Exhibit 10(l) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

       10(n) Registration Rights Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(e) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*

       10(o)(1) Form of Severance Agreement entered into with certain officers of Merrimac is hereby incorporated by reference to Exhibit 10(i) to Merrimac's Annual Report on Form 10-KSB for the year ending January 3, 1998.*

       10(o)(2) Schedule of officers with substantially identical agreements to the form filed as Exhibit 10(o)(1) hereto is hereby incorporated by reference to Exhibit 10(j) to Merrimac's Annual Report on Form 10-KSB for the year ending January 3, 1998.*

       10(p) Consulting Agreement dated as of January 1, 1998, between Merrimac and Arthur A. Oliner is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending April 4, 1998.*

       10(q) Separation Agreement dated as of December 31, 1998, between Merrimac and Eugene W. Niemiec is hereby incorporated by reference to

       EXHIBIT NO.    DESCRIPTION
       -----------    -----------

                      Exhibit 10(p) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

       10(r) Stockholder's Agreement dated as of October 30, 1998, between Merrimac and Charles F. Huber II is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the year ending October 3, 1998.

       10(s) Stockholder's Agreement dated as of June 3, 1999, among Merrimac, William D. Witter, Inc. and William D. Witter is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 3, 1999.

       10(t) Subscription Agreement for Common Stock and Warrants dated October 26, 2000, between Merrimac and Ericsson Holding International, B.V. (with a form of Warrant attached) is hereby incorporated by reference to Exhibit 10(t) to Merrimac's Annual Report on Form 10-KSB for the year ending December 30, 2000.

       10(u) Registration Rights Agreement dated October 26, 2000, between Merrimac and Ericsson Holding International, B.V. is hereby incorporated by reference to Exhibit 10(u) to Merrimac's Annual Report on Form 10-KSB for the year ending December 30, 2000.

       10(v) Subscription Agreement for Common Stock and Warrants dated October 26, 2000, between Merrimac and certain entities and individuals related to Adam Smith Investment Partners, L.P. (with a form of Warrant attached) is hereby incorporated by reference to Exhibit 10(v) to Merrimac's Annual Report on Form 10-KSB for the year ending December 30, 2000.

       10(w) Registration Rights Agreement dated October 26, 2000, between

       EXHIBIT NO.    DESCRIPTION
       -----------    -----------

                      Merrimac and certain entities and individuals related to Adam Smith Investment Partners, L.P. is hereby incorporated by reference to Exhibit 10(w) to Merrimac's Annual Report on Form 10-KSB for the year ending December 30, 2000.

       10(x) Subscription Agreement for Common Stock and Warrants dated October 26, 2000, among Merrimac, Edward H. Cohen, Joseph
                      B. Fuller and Joel H. Goldberg (with a form of Warrant attached) is hereby incorporated by reference to Exhibit 10(x) to Merrimac's Annual Report on Form 10-KSB for the year ending December 30, 2000.

       10(y) Portions of Merrimac's Annual Report to Shareholders for Fiscal Year Ended December 30, 2000 is hereby incorporated by reference to Exhibit 13 to Merrimac's Annual Report on Form 10-KSB for the year ending December 30, 2000.

       10(z) Subsidiaries of Merrimac is hereby incorporated by reference to Exhibit 21 to Merrimac's Annual Report on Form 10-KSB for the year ending December 30, 2000.

       10(aa) 2001 Key Employee Incentive Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8
                      (No. 333-63434) dated June 30, 2001.

       10(bb) 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63436) dated June 20, 2001.

       10(cc) 2001 Stock Purchase Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63438) dated June 20, 2001.

       10(dd) 2001 Amended and Restated Stock Option Plan is hereby incorporated by reference to Exhibit 4(i) to Merrimac's Quarterly Report on Form 10-QSB for the period ending June 30, 2001.

       10(ee) Subscription Agreement, dated February 28, 2002 between Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit 99.2 to Merrimac's Form 8-K for the period ending February 28, 2002.

       10(ff) Registration Rights Agreement, dated February 28, 2002 between Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit
                      99.3 to Merrimac's Form 8-K for the period ending
                      February 28, 2002.

       13 Portions of Merrimac's Annual Report to Stockholders for Fiscal Year Ended December 30, 2000.

       21             Subsidiaries of Merrimac.

       23             Consent of Arthur Andersen LLP.

       99.1           Commission Letter.

-----------------------

* Indicates that exhibit is a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

       A Current Report on Form 8-K was filed on March 6, 2002, reporting the purchase, by Dupont Electronic Technologies, of 16.6% of Merrimac's equity interest for a purchase price of approximately $5.3 million.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MERRIMAC INDUSTRIES, INC.
                                  (Registrant)


Date: March 29, 2002             By:  /s/ Mason N. Carter
                                      -------------------
                                          Mason N. Carter
                                          Chairman, President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                       Date                  Title

/s/ Mason N. Carter                   March 29, 2002        Chairman, President and
---------------------------                                 Chief Executive Officer (Principal
(Mason N. Carter)                                           executive officer and Director)



/s/ Albert H. Cohen                   March 29, 2002        Director
---------------------------
(Albert H. Cohen)


/s/ Edward H. Cohen                   March 29, 2002        Director
---------------------------
(Edward H. Cohen)


/s/ Joseph B. Fuller                  March 29, 2002        Director
---------------------------
(Joseph B. Fuller)


/s/ Joel H. Goldberg                  March 29, 2002        Director
---------------------------
(Joel H. Goldberg)


/s/ David B. Miller                   March 29, 2002        Director
---------------------------
(David B. Miller)


/s/ Arthur A. Oliner                  March 29, 2002        Director
---------------------------
(Arthur A. Oliner)


/s/ Harold J. Raveche                 March 29, 2002        Director
---------------------------
(Harold J. Raveche)


/s/ Robert V. Condon                  March 29, 2002        Vice President, Finance, Treasurer,
---------------------------                                 Secretary and Chief Financial Officer
(Robert V. Condon)                                          (principal financial and accounting officer)

