Form 10QSB
period 2002-03-30
MERRIMAC INDUSTRIES INC
filed 2002-05-14
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended March 30, 2002 Commission file No. 0-11201
                               ---------------                -----------

                           MERRIMAC INDUSTRIES, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


        Delaware                                           22-1642321
-------------------------------                     ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


41 Fairfield Place, West Caldwell, New Jersey                    07006
---------------------------------------------        ---------------------------
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
   Yes X   No
      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding at May 13, 2002
-----------------------------                    ---------------------------
Common Stock ($.01 par value)                             3,187,658

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                       March 30,   December 29,
                                                         2002         2001
                                                      -----------  ------------
                                                      (Unaudited)   (Audited)
                                                      -----------  ------------
ASSETS
------
Current assets:
  Cash and cash equivalents .......................   $ 2,414,121  $ 1,844,434
  Accounts receivable, net.........................     4,549,381    5,632,008
  Income tax refunds receivable....................       186,487      195,323
  Inventories......................................     4,706,112    4,797,205
  Other current assets ............................       366,297      691,712
  Deferred tax assets .............................       548,000      548,000
                                                      -----------  -----------
      Total current assets ........................    12,770,398   13,708,682
                                                      -----------  -----------
Property, plant and equipment at cost..............    34,520,843   33,568,651
  Less accumulated depreciation and amortization...    15,216,746   14,605,751
                                                      -----------  -----------
    Property, plant and equipment, net.............    19,304,097   18,962,900

Other assets ......................................       716,044      676,073
Deferred tax assets, non-current...................     1,194,000    1,194,000
Goodwill...........................................     2,442,533    2,451,037
                                                      -----------  -----------
      Total Assets ................................   $36,427,072  $36,992,692
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Current portion of long-term debt ...............   $   396,172  $ 4,368,565
  Accounts payable ................................     1,948,317    3,577,922
  Accrued liabilities .............................     1,363,934    1,620,305
  Income taxes payable.............................       275,920      268,274
                                                      -----------  -----------
      Total current liabilities ...................     3,984,343    9,835,066

Long-term debt, net of current portion ............     3,798,716    3,871,635
Deferred compensation .............................       147,643      155,768
Deferred liabilities...............................       197,331      118,597
Deferred tax liabilities ..........................       958,000      958,000
                                                      -----------  -----------
      Total liabilities ...........................     9,086,033   14,939,066
                                                      -----------  -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share:
    Authorized: 1,000,000 shares
    No shares issued
  Common stock, par value $.01 per share:
    Authorized: 20,000,000 shares
    Issued:  3,186,008 and 2,859,249 shares .......        31,860       28,592
  Common stock warrants............................       837,200      837,200
  Additional paid-in capital ......................    17,722,370   14,327,586
  Retained earnings ...............................     9,674,282    9,531,445
  Accumulated comprehensive loss...................      (340,673)    (327,066)
                                                      -----------  -----------
                                                       27,925,039   24,397,757
  Less treasury stock, at cost:
    208,904 shares at December 29, 2001............           -     (1,760,131)
  Less loan to officer-stockholder ................      (584,000)    (584,000)
                                                      -----------  -----------
     Total stockholders' equity ...................    27,341,039   22,053,626
                                                      -----------  -----------
     Total Liabilities and Stockholders' Equity ...   $36,427,072  $36,992,692
                                                      ===========  ===========

See accompanying notes.

                              MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          AND COMPREHENSIVE INCOME (LOSS)
                       -------------------------------------
                                   (Unaudited)
                                   -----------

                                                          Quarter Ended
                                                      -----------------------
                                                       March 30,    March 31,
                                                         2002         2001
OPERATIONS                                            -----------------------

Net sales ...................................         $6,850,587   $6,090,367
                                                      ----------   ----------
Costs and expenses:
  Cost of sales .............................          3,656,307    2,944,456
  Selling, general and administrative .......          2,343,780    2,272,674
  Research and development ..................            575,547      637,916
  Amortization of goodwill...................                -         37,392
  Reincorporation charge.....................                -        330,000
                                                      ----------   ----------
                                                       6,575,634    6,222,438
                                                      ----------   ----------

Operating income (loss)......................            274,953     (132,071)
Interest and other expense (income), net ....             62,116      (36,375)
                                                      ----------   ----------
Income (loss) before income taxes............            212,837      (95,696)
Provision (benefit) for income taxes ........             70,000      (65,000)
                                                      ----------   ----------
Net income (loss)............................         $  142,837   $  (30,696)
                                                      ==========   ==========

Net income (loss) per common share:
  Basic and diluted .........................              $ .05        $(.01)
                                                           =====        =====

Weighted average number of
 shares outstanding:
  Basic .....................................          2,835,381    2,604,743
                                                       =========    =========
  Diluted....................................          2,943,428    2,604,743
                                                       =========    =========

COMPREHENSIVE INCOME (LOSS)

Net income (loss)............................         $  142,837   $  (30,696)
Comprehensive income (loss):
  Foreign currency translation adjustment....            (13,607)    (205,084)
                                                      ----------   ----------
Comprehensive income (loss)..................         $  129,230   $ (235,780)
                                                      ==========   ==========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                            Quarter Ended
                                                      -------------------------
                                                       March 30,      March 31,
                                                         2002           2001
                                                      -----------  ------------
Cash flows from operating activities:
  Net income (loss).................................. $  142,837    $  (30,696)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization..................    613,043       532,322
      Amortization of goodwill ......................        -          37,392
      Amortization of deferred income................    (21,822)      (21,830)
      Deferred and other compensation................      2,174         2,647
      Deferred income taxes..........................        -         (87,000)
      Changes in operating assets and liabilities:
        Accounts receivable..........................  1,082,626       796,522
        Income tax refunds receivable................      8,836         9,700
        Inventories..................................     91,093      (241,798)
        Other current assets.........................    325,415       (36,113)
        Other assets.................................    (39,971)      108,390
        Accounts payable............................. (1,878,603)     (549,341)
        Accrued liabilities..........................   (256,370)     (445,815)
        Income taxes payable.........................      7,646        (6,577)
        Deferred compensation........................    (10,299)      (18,528)
        Other liabilities............................    100,556        99,160
                                                      ----------    ----------
Net cash provided by operating activities............    167,161       148,435
                                                      ----------    ----------
Cash flows from investing activities:
  Purchase of capital assets.........................   (708,940)   (1,053,480)
                                                      ----------    ----------
Net cash used in investing activities................   (708,940)   (1,053,480)
                                                      ----------    ----------
Cash flows from financing activities:
  Borrowing under mortgage facility..................  2,500,000           -
  Repayment of borrowings............................ (6,543,001)      (48,007)
  Proceeds from the issuance of common stock, net....  5,084,130           -
  Proceeds from the exercise of stock options........     74,052       123,136
                                                       ----------    ----------
Net cash provided by financing activities............  1,115,181        75,129
                                                      ----------     ----------
Effect of exchange rate changes......................     (3,715)     (101,460)
                                                      ----------     ---------
Net increase (decrease) in cash and cash equivalents.    569,687      (931,376)
Cash and cash equivalents at beginning of year.......  1,844,434     3,425,390
                                                      ----------    ----------
Cash and cash equivalents at end of period........... $2,414,121    $2,494,014
                                                      ==========    ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes..................................... $   61,760    $      -
                                                      ==========    ==========
    Loan interest.................................... $   73,200    $    9,878
                                                      ==========    ==========

  Unpaid purchases of capital assets................. $  249,000    $      -
                                                      ==========    ==========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 30, 2002 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for December 29, 2001. Certain prior year amounts have been reclassified to conform to current year presentation.

B.   Contract revenue recognition

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

C.   Private placement of common stock

     On February 28, 2002, the Company entered into a stock purchase agreement with DuPont Electronic Technologies pursuant to which the Company sold 528,400 shares of Common Stock, representing approximately 16.6% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $5,284,000. The Company and DuPont Electronic Technologies have also agreed to work together to better understand the dynamics of the markets for high-frequency electronic components and modules. David B. Miller, Vice President and General Manager of DuPont Electronic Technologies, was appointed to the Company's Board of Directors. As a result of this sale, certain contractual anti-dilution provisions affected both the exercise price and the number of shares subject to the Warrants issued in October 2000. The exercise price of the Warrants was reduced to $17.80 and the number of shares subject to the Warrants was increased to 429,775. The expiration date of the Warrants remained unchanged.

     In connection with DuPont's purchase of the Company's Common Stock, the Company and DuPont also entered into a registration rights agreement which provides DuPont with two demand registrations at any time following February 28, 2004.

D.   Adoption of Accounting Standards

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established new accounting and reporting standards and requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded as assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has adopted the provisions of the Statement in 2001. The Company does not currently hold derivative instruments or engage in hedging activities and therefore the adoption of SFAS No. 133 has not had any impact on the Company's financial position, results of operations or cash flows.

     On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has accounted for all of its business combinations using the purchase method of accounting.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company is required to perform a fair value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their estimated useful lives. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On an annualized basis, the Company expects that the adoption of this accounting standard will reduce the amortization of goodwill and intangibles by approximately $150,000 commencing in 2002, unless future impairment reviews result in periodic write-downs of goodwill.


     The following information provides the required disclosures and describes the impact the adoption of SFAS No. 142 had on the Company during the periods reported:

     Goodwill:

     The changes in the carrying amount of goodwill for the three month periods ended March 30, 2002 and March 31, 2001 are as follows:

                                    2002           2001
                                 ----------     ----------
Balance, beginning of year       $2,451,037     $2,774,248
Goodwill amortized                      -          (37,392)
Foreign currency adjustment          (8,504)      (119,421)
                                 ----------     ----------
Balance, end of period           $2,442,533     $2,617,435
                                 ==========     ==========

     In connection with the adoption of SFAS No. 142, the Company is in process of completing its transitional impairment assessment which will be done within six months from the date of adoption as required by the standard. The Company has not determined the impact the adoption of this pronouncement will have on the Company and its results of operations.

     The  current  impact  that the  adoption  of SFAS No. 142 had on net income
(loss) and net income (loss) per share for the periods presented is as follows:

                                                              Quarter Ended
                                                          --------------------
                                                          March 30,  March 31,
                                                            2002       2001
                                                          --------------------

Reported net income (loss) for the period                 $142,837   $ (30,696)
Add back: Amortization of goodwill                             -        37,392
                                                          --------   ---------
Adjusted net income (loss) for the periods                $142,837   $   6,696
                                                          ========   =========

Basic and diluted net income (loss) per share:
   Reported net income (loss)                                 $.05       $(.01)
   Amortization of goodwill                                     -          .01
                                                              ----       -----
   Adjusted net income (loss)                                 $.05       $ .00
                                                              ====       =====

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires the fair value for an asset retirement obligation to be recorded in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company's financial position or its results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal periods beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on the Company's financial position or its results of operations.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


E.   Delaware reincorporation

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

     The Company incurred $330,000 of costs in connection with the reincorporation in Delaware. Such expense was reflected as a reincorporation charge in the accompanying statement of operations in 2001. The reincorporation charge, net of tax benefits, was $198,000 or $.08 per share in the first quarter of 2001.

     The Board of Directors has the authority to issue up to one million shares of Preferred Stock and to fix the number of shares constituting any series and the designation of such series, and to determine the preferences, rights and qualifications or limitations of such series of Preferred Stock, without any further vote or action by the Company's stockholders.

F.   Inventories

     Inventories consist of the following:
                                                March 30,         December 29,
                                                  2002               2001
                                              ------------        -----------
     Finished goods ......................     $  448,475         $  490,135
     Work in process .....................      2,172,097          2,057,036
     Raw materials and purchased parts ...      2,085,540          2,250,034
                                               ----------         ----------
     Total                                     $4,706,112         $4,797,205
                                               ==========         ==========

     Total inventories are net of valuation allowances for obsolescence of $983,000 at March 30, 2002 and $991,000 at December 29, 2001.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


G.   Net income (loss) per common share

     SFAS No. 128, "Earnings per Share," establishes the computation and presentation of net income per common share. Under the standard, both basic and diluted net income per common share are presented.

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

     Stock options and warrants did not have an effect on the computation of diluted loss per share in the first quarter 2001 since they were antidilutive.

H.   Comprehensive income (loss)

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income. SFAS No. 130 defines comprehensive income, which includes items in addition to those reported in the statement of operations, and requires disclosures about the components of comprehensive income. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by or distributions to stockholders. The Company has determined the components of comprehensive income
(loss) impacting the Company consists primarily of cumulative translation adjustments.

I.   Accounting period

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

J.   Transactions with management and loan to officer-stockholder

     In May 1998, the Company sold 22,000 shares of Common Stock to Mason N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $11.60 per share, which approximated the average closing price of the Company's Common Stock during the first quarter of 1998. The Company extended to Mr. Carter a loan of $255,000 in connection with the purchase of these shares. In addition, the Company amended a prior loan to Mr. Carter of $105,000. The total of $360,000 is due May 4, 2003 and interest payments (except as described below) are due quarterly, calculated at a variable interest rate based on the prime rate of the Company's lending bank. However, payment of interest that accrued from November 1998 until November 1999 was deferred and payment of interest that will accrue from November 2001 until November 2002 will be deferred until May 4, 2003. Payment of the loan is secured by the pledge of 33,000 shares of Common Stock purchased by Mr. Carter with the proceeds of the loans and Mr. Carter has agreed to restrictions on the resale of these shares of Common Stock. The sale of these shares of Common Stock was exempt from registration under the Securities Act of 1933, as amended ("the Act"), as a transaction not involving a public offering under Section 4(2) of the Act.

     On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan will be calculated at a variable interest rate based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the Company will forgive 20% of the amount due under this loan and the accrued interest thereon. During 2001, the amount of $56,000 principal and $23,000 of accrued interest was forgiven. For fiscal year 2002, the Company projects that $56,000 of principal and $18,000 of accrued interest will be forgiven.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


K.   Current and long-term debt

     The Company was obligated under the following debt instruments at March 30, 2002 and December 29, 2001:


                                                                     March 30,    December 29,
                                                                       2002          2001
                                                                    ----------    ------------
  Fleet Bank (A):
     Revolving credit facility, interest 1/2% below prime ........  $      -      $4,000,000
     Mortgage loan, callable March 2007, interest 1/2% below prime   3,500,000     3,500,000

  The Bank of Nova Scotia (B):
     Capital leases, interest 7.0%, due October 2002..............     113,690       131,662
     Capital leases, interest 8.7%, due May 2005..................     235,749       248,191
     Capital leases, interest 7.3%, due April 2006................     188,718       197,033
     Capital leases, interest 7.9%, due June 2006.................     156,731       163,314
                                                                    ----------    ----------
                                                                     4,194,888     8,240,200
     Less current portion.........................................     396,172     4,368,565
                                                                    ----------    ----------
     Long-term portion............................................  $3,798,716    $3,871,635
                                                                    ==========    ==========


     (A) The Company commenced borrowing in April 2001 under its existing revolving credit facility with Fleet Bank (formerly Summit Bank), at an interest rate of one-half percent below the bank's floating prime rate, which was 7.0% at that time. During 2001, the Company borrowed an aggregate amount of $7,500,000 under this facility. The weighted average interest rate on the borrowings under this facility during 2002 was 4.25% and the current interest rate is 4.25%.

     During the first quarter of 2002, the Company obtained an additional increase of $2,500,000 in the Company's lines of credit with Fleet Bank which were increased to a total of $10,000,000, $3,500,000 of which consists of a first mortgage callable in March 2007 on the Company's West Caldwell, New Jersey manufacturing facility. The revolving line of credit of $6,500,000 expires June 30, 2002 and Fleet Bank has advised the Company that it will extend the revolving credit facility for one year.

     The Company successfully completed a private placement of 528,400 shares of Company Common Stock on February 28, 2002 that raised $5,284,000 before offering expenses. The Company repaid the Fleet Bank revolving credit facility from the proceeds of that offering. The Company currently has $6,500,000 available under its existing revolving credit facility.

     As a result of the closing of mortgage financing with Fleet Bank in March 2002, the Company classified $3,500,000 as long-term debt in the December 29, 2001 balance sheet.

     The   revolving   credit   facility  and  mortgage   loan  are  secured  by
substantially all assets located within the United States.

     (B) Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $604,000 at March 30, 2002 and $632,000 at December 29, 2001.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


L.   Private placements of Common Stock and Warrants to purchase Common Stock

     On April 7, 2000, the Company entered into a stock purchase and exclusivity agreement with Ericsson Microelectronics, A.B. ("Ericsson") and Ericsson Holding International, B.V. ("EHI") pursuant to which the Company sold to EHI 375,000 shares of Common Stock, representing approximately 17.5% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $3,375,000. The stock purchase and exclusivity agreement also provides that the Company will design, develop and produce exclusively for Ericsson Multi-Mix(R) products that incorporate active RF power transistors for use in wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth transceivers. The Company also agreed that it will generally be the priority supplier for such products.

     In connection with EHI's purchase of the Company's Common Stock, the Company and EHI also entered into a registration rights agreement which provides EHI with two demand registrations at any time following April 7, 2002.

     On October 26, 2000, the Company entered into subscription agreements for common stock and three-year warrants to purchase shares of Common Stock ("Warrants") with a group of investors led by Adam Smith Investment Partners, L.P. and certain of its affiliates (the "Adam Smith Investors"), EHI, and three members of the board of directors of the Company (the "Director Investors"). The Company sold to the investors units at a price of $12.80 per unit, each unit consisting of one share of Common Stock and one Warrant with an exercise price of $21.25, which expire on October 26, 2003 ("Units"). The Adam Smith Investors purchased 240,000 Units, EHI purchased 100,000 Units and the Director Investors purchased 20,000 Units for an aggregate purchase price of $4,608,000. The Common Stock portion of the Units represented an aggregate of approximately 14% of the outstanding Common Stock of the Company after giving effect to the sales. The Warrants contain certain anti-dilution provisions.

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

     In connection with the purchase by EHI and the Adam Smith Investors of Merrimac Common Stock and Warrants, the Company, EHI and the Adam Smith Investors also entered into registration rights agreements which provide EHI and the Adam Smith Investors each with two demand registrations at any time following October 26, 2002.

     As a result of the sale of 528,400 shares of common stock at $10.00 per share on February 28, 2002 (See Note C Private placement of common stock), certain contractual anti-dilution provisions affected both the exercise price and the number of shares subject to the Warrants issued in October 2000. The exercise price of the Warrants was reduced to $17.80 and the number of shares subject to the Warrants was increased to 429,775. The expiration date remained unchanged.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


M.   Lease modification and facility sharing agreement

     The Company entered into an agreement effective January 2001, with a customer to relinquish to this customer approximately half of the Company's 17,000 square-foot leased manufacturing facility in Costa Rica. Associated with the transaction, the Company entered into a new four-year lease agreement with a five-year renewal option with its Costa Rica landlord for the reduced space. In addition, the Company transferred certain employees to its customer, agreed to share certain personnel resources and common costs, and committed to provide certain management, administrative and other services to its customer.

     In connection with the transaction, the Company received $200,000 from its customer and will receive further payments of $250,000 over a two-year period. The Company will reduce its facility occupancy expenses by approximately $87,000 during each of the next four years that commenced January 2000 to an aggregate amount of approximately $348,000.

     The Company deferred approximately $102,000 of costs at December 30, 2000 incurred in connection with entering into this agreement and other incremental costs, for the purpose of providing this customer with trained personnel and certain other services required for their dedicated manufacturing capability. Such costs classified in the balance sheet as other assets at December 30, 2000 were recovered through the $200,000 payment received in January 2001 as described above. In January 2002, the Company received the second payment of $150,000 and the final payment of $100,000 is due January 2003. At March 30, 2002, the unamortized amount of $140,000 in payments received is included in deferred liabilities.

N.   Pro forma weighted average number of common shares outstanding

     Had the sale of 528,400 shares of common stock on February 28, 2002 referred to in Note C, Private placement of common stock, occurred at the beginning of the year, the pro forma basic and diluted weighted average number of common shares outstanding would have been:

                                      Quarter Ended
                                     ---------------
                                      March 30, 2002
                                     ---------------

Basic:
Actual                                  2,835,381
Adjustments for sale of
Common Stock on February 28, 2002         348,404
                                        ---------
Basic - pro forma                       3,183,785
Effect of dilutive securities-
Stock options                             108,047
                                        ---------
Diluted - pro forma                     3,291,832
                                        =========

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


O. Business segment data

   The Company's operations are conducted primarily through two business segments: (1) electronic components and (2) microwave micro-circuitry. These segments, and the principal operations of each, are as follows:

     Electronic components: Design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 85% are located in the United States and 15% are located in Costa Rica.

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



                                                    Quarter Ended
                                              -------------------------
                                               March 30,      March 31,
                                                 2002           2001
                                              -------------------------
                                              (In thousands of dollars)

Industry segments:
    Sales to unaffiliated customers:
             Electronic components            $ 6,036         $ 4,618
             Microwave micro-circuitry            815           1,472
                                              -------         -------
             Consolidated                     $ 6,851         $ 6,090
                                              =======         =======

    Income before provision for income taxes:
      Operating income (loss):
             Electronic components            $   289         $  (301)
             Microwave micro-circuitry            (14)            169
      Interest and other (expense)
        income, net                               (62)             36
                                              --------         ------
             Consolidated                     $   213         $   (96)
                                              =======         =======

      Identifiable assets:
             Electronic components            $28,950         $18,885
             Microwave micro-circuitry          5,063           5,034
             Corporate                          2,414           2,494
                                              -------         -------
             Consolidated                     $36,427         $26,413
                                              =======         =======
      Depreciation and amortization:
             Electronic components            $   544         $   450
             Microwave micro-circuitry             69             120
                                              -------         -------
             Consolidated                     $   613         $   570
                                              =======         =======
      Capital expenditures, net:
             Electronic components            $   672         $   908
             Microwave micro-circuitry             37             145
                                              -------         -------
             Consolidated                     $   709         $ 1,053
                                              =======         =======

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                  ---------------------------------------------
                                   (Unaudited)
                                   -----------


The following table displays line items in the Consolidated Statements of Operations as a percentage of net sales.


                                                     Percentage of Net Sales
                                                     -----------------------
                                                          Quarter Ended
                                                     -----------------------
                                                      March 30,   March 31,
                                                        2002        2001
                                                     ----------   ---------

Net sales....................................            100.0%     100.0%
                                                         ------     ------
Costs and expenses:
  Cost of sales..............................             53.4       48.3
  Selling, general and administrative........             34.2       37.4
  Research and development...................              8.4       10.5
  Amortization of goodwill...................               -          .6
  Reincorporation charge.....................               -         5.4
                                                         ------     ------
                                                          96.0      102.2
                                                         ------     ------

Operating income (loss)......................              4.0       (2.2)
Interest and other expense (income), net.....               .9        (.6)
                                                         ------     ------

Income (loss) before income taxes..........                3.1       (1.6)
Provision (benefit) for income taxes.......                1.0       (1.1)
                                                         ------     ------

Net income (loss)..........................                2.1%      (0.5%)
                                                         ======     ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Estimates and Policies

     The Company's management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders' equity, and revenues and expenses. The management judgments that are currently the most critical are related to the accounting for the Company's investments in
Multi-Mix(R) Microtechnology, contract revenue recognition and inventory valuation.

     Following is a summary of the carrying amounts of the Multi-Mix(R) Microtechnology net assets included in the Company's consolidated financial statements at March 30, 2002 and the related future planned purchases and lease obligation commitments through January 2006.

         Net assets:
         Property, plant and equipment, at cost                     $13,189,000
         Less accumulated depreciation and amortization               1,332,000
                                                                    -----------
         Property, plant and equipment, net                          11,857,000
         Inventories                                                    961,000
         Other assets, net                                              528,000
                                                                    -----------
         Total net assets at March 30, 2002                         $13,346,000
                                                                    -----------
         Commitments:
         Planned equipment purchases for 2002                       $ 1,200,000
         Lease obligations through January 2006                       1,108,000
                                                                    -----------
         Total commitments                                          $ 2,308,000
                                                                    -----------
         Total net assets and commitments                           $15,654,000
                                                                    ===========

     The Company anticipates receiving increasing levels of orders during 2002 for its Multi-Mix(R) Microtechnology products, for which substantial research and development costs have also been incurred. Due to economic and market conditions in the wireless industry, the telecommunications system service providers have curtailed their capital equipment purchases from our customers. These circumstances have caused the Company's customers to delay Multi-Mix(R) Microtechnology product purchases that had been anticipated for fiscal year 2001. A continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the Company. The Company has made no such determination at this time.

     The Company's planned equipment purchases and other commitments are expected to be funded through a revolving credit facility of $6,500,000, which becomes due June 30, 2002, supplemented by liquid cash resources and cash flows that are expected to be provided by operations. The Company's bank has advised the Company that it will extend the revolving credit facility for one year.

     Contract revenue recognition and related costs on fixed-price contacts that require customization of standard products to customer specifications are recorded as title to these products transfers to the customer, which is generally on the date of shipment. Prior to shipment, manufacturing costs incurred on such contracts are recorded as work in process inventory. Anticipated losses on contracts are charged to operations when identified. Revenue related to non-recurring engineering charges is generally recognized upon shipment of the initial units produced or based upon contractually established stages of completion.

     Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. At March 30, 2002, total inventories of $4,706,000 are net of a $983,000 valuation allowance for obsolescence.

First quarter 2002 compared to first quarter 2001

     Consolidated results of operations for the first quarter of 2002 reflect an increase in net sales from the first quarter of the prior year of $761,000 or 12.5% to $6,851,000. This increase was primarily attributable to a $1,418,000 increase in net sales of electronic components, which was partially offset by a $657,000 decrease in sales of microwave micro-circuitry products of from the Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI").

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Orders of $5,825,000 were received during the first quarter of 2002, a decrease of $1,724,000 or 22.8% compared to $7,549,000 in orders received during the first quarter of 2001. The first quarter of 2002 sales level exceeded orders received during the first quarter of 2002 by approximately 15.0%. As a result, backlog decreased by $1,026,000 or 8.7% to $10,831,000 at the end of first quarter 2002 compared to $11,857,000 at year-end 2001.

     The Company believes that the current economic downturn, resulting in reduced spending by wireless service providers, has caused many wireless companies to delay or forego purchases of the Company's products. This is reflected in the decrease in the Company's backlog. However, the Company expects that its satellite and defense customers should continue to maintain their approximate current levels of orders during fiscal year 2002, although there are no assurances they will do so. The Company also anticipates increased levels of orders during the second-half of fiscal year 2002 for its new Multi-Mix(R) Microtechnology products, for which the Company has made a significant capital investment and incurred substantial research and development costs. The Company expects that softness in the telecommunications sector that FMI serves, principally millimeter wave applications for wireless broadband solutions, which caused a substantial reduction in the microwave micro-circuitry segment sales and profitability for the first quarter of 2002 compared to prior-year results, will continue during fiscal year 2002.

     Cost of sales increased $712,000 or 24.2%, and as a percentage of net sales increased 5.1 percentage points to 53.4% for the first quarter of 2002. Cost of sales increased $1,063,000 for the electronic components segment, resulting from higher sales levels and manufacturing cost increases that were attributable to increases in depreciation and other occupancy expenses related to the expansion of the Company's West Caldwell, New Jersey and Costa Rica manufacturing production facilities. Cost of sales declined $351,000 in the microwave micro-circuitry segment, resulting from the decline in first quarter 2002 segment sales of approximately 44.7% compared to the first quarter of the prior year.

     Depreciation expense included in cost of sales was $541,000, an increase of $107,000. For the first quarter of 2002, approximately $275,000 of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. The balance of the increase in depreciation expense was a result of higher capital equipment purchases in the current and prior years.

     Gross profit for the first quarter of 2002 for the electronic components segment increased by $355,000 to $2,806,000 or 46.5% of segment net sales of $6,036,000 compared to gross profit of $2,451,000 or 53.1% of segment net sales of $4,618,000 in the first quarter of 2001. Gross profit for the first quarter of 2002 for the microwave micro-circuitry segment decreased by $307,000 to $388,000 or 47.6% of segment net sales of $815,000, compared to $695,000 or 47.2% of segment net sales of $1,472,000 in the first quarter of 2001.

     Selling, general and administrative expenses of $2,344,000 for the first quarter of 2002 increased by $71,000 or 3.1%, and when expressed as a percentage of net sales, decreased by 3.1% to 34.2%. The dollar increases resulted from higher sales commission expenses, partially offset by decreases in personnel recruitment costs and professional fees.

     As a result of the adoption of a new accounting standard, the amortization of goodwill ceased for the first quarter of 2002. Amortization of goodwill of $37,000 was recorded for the first quarter of 2001. Goodwill of approximately $3,100,000, which arose from the acquisition of FMI, was being amortized on a straight-line basis over a life of twenty years. The Company is in the process of completing a review for impairment under SFAS No. 142 related to this goodwill.

     Research and development expenses for new products were $575,000 for the first quarter of 2002, a decrease of $63,000 or 9.9% compared to the first quarter of 2001. Except for $148,000 of expenses at FMI, an increase of $69,000 over the first quarter of the prior year, substantially all of the research and development expenses were related to Multi-Mix(R) Microtechnology and Multi-Mix PICO(TM) products.

     Consolidated operating income for the first quarter of 2002 was $275,000 compared to consolidated operating income of $198,000, before the effect of charges associated with the reincorporation in Delaware of $330,000, in the first quarter of 2001, and compared to a consolidated operating loss of $132,000, after the inclusion of the reincorporation charge of $330,000, for the first quarter of 2001.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Operating income for the electronic components segment was $289,000 for the first quarter of 2002 compared to a $301,000 operating loss after the $330,000 reincorporation charge in the first quarter of 2001. Operating loss for the microwave micro-circuitry segment was $14,000 for the first quarter of 2002 compared to operating income of $169,000 for the first quarter of 2001.

     Interest expense, net was $62,000 for the first quarter of 2002 compared to net interest income of $36,000 for the first quarter of 2001. Interest expense for the first quarter of 2002 was principally incurred on borrowings under a revolving credit facility and mortgage loan in connection with capital equipment purchases and the building expansion constructed during fiscal year 2001. Interest income for the first quarter of 2001 was primarily due to the proceeds received from the issuance of common stock in private placements in fiscal year 2000 that offset interest expense.

     A provision for income taxes of $70,000 was recorded for the first quarter of 2002 with an effective tax rate of 33% compared to a tax benefit of $65,000 for the first quarter of 2001 with an effective tax benefit rate of 68%. The principal adjustments to the statutory Federal income tax rate of 34% for the first quarter of 2002 relates to $32,000 in tax credits associated with research and development expenditures and foreign sales corporation tax benefits of $13,000.

     Net income for the first quarter of 2002 was $143,000 compared to a net loss of $31,000, after the after-tax effects of the first quarter 2001 reincorporation charge of $198,000. Net income per basic and diluted share for the first quarter of 2002 was $.05 compared to a net loss of $.01 per share, after the after-tax effects of the $.08 per share reincorporation charge that was reported in the first quarter of 2001.

     The weighted average number of diluted shares outstanding increased by approximately 338,000 shares or 13.0% for the first quarter of 2002 compared to the first quarter of 2001, resulting from the issuance of 528,000 new shares to DuPont Electronic Technologies during the first quarter of 2002.


Liquidity and Capital Resources

     The Company had liquid resources comprised of cash and cash equivalents totaling approximately $2,400,000 at the end of the first quarter of 2002 compared to approximately $1,800,000 at the end of 2001. The Company's working capital was approximately $8,800,000 and its current ratio was 3.2 at the end of the first quarter of 2002 compared to $4,000,000 and 1.4, respectively, at the end of 2001.

     The Company's operating activities provided net positive cash flows of $167,000 during the first quarter of 2002 compared to $148,000 of net positive cash flows during the first quarter of 2001. The primary positive operating cash flows resulted from net income of $143,000, depreciation and amortization charges of $613,000 and decreases in accounts receivable, inventories and other current assets. These positive cash flows were offset primarily by payments made during the first quarter of 2002 that reduced the year-end 2001 amounts of accounts payable and accrued liabilities.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The Company made net cash investments in property, plant and equipment of $709,000 during the first quarter of 2002, (and had unpaid invoices for such investments of $249,000 at March 30, 2002), compared to net cash investments made in property, plant and equipment of $1,053,000 during the first quarter of 2001. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $11,857,000 at the end of the first quarter 2002, an increase of $505,000 compared to $11,352,000 at the end of fiscal year 2001.

     In April 2001, the Company commenced borrowing under its $7,500,000 revolving credit facility with Fleet Bank (formerly Summit Bank), at an interest rate of one-half percent below the bank's floating prime rate, which was 7.0% at that time. During fiscal year 2001, the Company borrowed an aggregate amount of $7,500,000 under this facility, which was also the amount owed at year-end 2001. The weighted average interest rate on the borrowings under this facility during the first quarter of 2002 was 4.25% and is the same interest rate currently.

     During the first quarter of 2002, the Company obtained an increase of $2,500,000 in the Company's lines of credit with Fleet Bank to a total of $10,000,000, $3,500,000 of which consists of a first mortgage callable in March 2007 on the Company's West Caldwell, New Jersey manufacturing facility. The
$6,500,000 revolving line of credit expires June 30, 2002 and Fleet Bank has advised the Company that it will extend the revolving credit facility for one year. The Company successfully completed a private placement of 528,400 shares of common stock on February 28, 2002 that raised $5,284,000 before offering expenses. The Company repaid $5,000,000, all of its then revolving borrowings, to Fleet Bank from the proceeds of that offering. The Company currently has $6,500,000 available under its revolving line of credit.

     Management believes that its current revolving credit facility, together with its present liquid resources and cash flows that are expected to be provided by operations, should provide sufficient resources for currently contemplated operations during fiscal year 2002.

     Capital expenditures for new projects and production equipment have exceeded depreciation and amortization expenses during the first quarter of 2002 by approximately $345,000, and the Company anticipates that capital expenditures will exceed depreciation and amortization expenses in fiscal year 2002. The Company intends to issue commitments to purchase $1,200,000 of capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational and the building expansion will be completed during the second quarter of 2002.

     Effective January 2001, the Company modified its existing lease for its Costa Rica manufacturing facility, and entered into a facility sharing arrangement with a previous customer, reducing the size of its facility to approximately 8,200 square feet and extended the lease to December 2004. The Company received an initial payment of $200,000 in January 2001 under the facility sharing agreement and recovered approximately $102,000 of costs that were deferred at December 30, 2000 in connection with such agreement. In January 2002, the Company received the second payment of $150,000 and the final payment of $100,000 is due January 2003.

     In February 2001, the Company entered into a new five-year lease in Costa Rica for an approximately 36,200 square-foot facility for manufacturing new Multi-Mix(R) Microtechnology products. It is anticipated that the leasehold improvements and capital equipment for this manufacturing facility, which is expected to cost approximately $4,500,000, should become operational during July 2002.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Related Party Transactions

     In May 1998, the Company sold 22,000 shares of Common Stock to Mason N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $11.60 per share, which approximated the average closing price of the Company's Common Stock during the first quarter of 1998. The Company extended to Mr. Carter a loan of $255,000 in connection with the purchase of these shares. In addition, the Company amended a prior loan to Mr. Carter of $105,000. The total of $360,000 is due May 4, 2003 and interest payments (except as described below) are due quarterly, calculated at a variable interest rate based on the prime rate of the Company's lending bank. However, payment of interest that accrued from November 1998 until November 1999 was deferred and payment of interest that will accrue from November 2001 until November 2002 will be deferred until May 4, 2003. Payment of the loan is secured by the pledge of 33,000 shares of Common Stock purchased by Mr. Carter with the proceeds of the loans and Mr. Carter has agreed to restrictions on the resale of these shares of Common Stock.

     On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan will be calculated at a variable interest rate based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the Company will forgive 20% of the amount due under this loan and the accrued interest thereon. For fiscal year 2002, the Company projects that $56,000 of principal and $18,000 of accrued interest will be forgiven.

     The Company is a party to a stockholder's agreement, dated as of October 30, 1998, with a former director and Chairman of the Company. Pursuant to the stockholder's agreement, this former director is required to vote his shares of Common Stock as directed by the Board of Directors or the Chief Executive Officer of the Company. There are no other obligations of the Company pursuant to such agreement.

     During the first quarter of 2002, the Company's General Counsel KMZ Rosenman was paid $102,000 for providing legal services to the Company. A director of the Company is Counsel to the Firm of KMZ Rosenman.

     During 2002, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide outplacement services to the Company. The Company paid an aggregate of $9,000 to these companies during the first quarter of 2002. A director of the Company is the Chairman and Chief Executive Officer of these companies.

     During the first quarter of 2002, a director of the Company was paid $9,000 for providing financial-related consulting services to the Company.

     During the first quarter of 2002, a director of the Company was paid $9,000 for providing technology-related consulting services to the Company.

     Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. The directors are also reimbursed reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such grant is priced at the fair market value of the Common Stock on the date of such grant.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     On April 7, 2000, the Company entered into a stock purchase and exclusivity agreement with Ericsson Microelectronics, A.B. ("Ericsson") and Ericsson Holding International, B.V. ("EHI") pursuant to which the Company sold to EHI 375,000 shares of Common Stock, representing approximately 17.5% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $3,375,000. The stock purchase and exclusivity agreement also provides that the Company will design, develop and produce exclusively for Ericsson Multi-Mix(R) products that incorporate active RF power transistors for use in wireless basestation applications, television transmitters and certain other applications that are intended for Bluetooth transceivers. The Company also agreed that it will generally be Ericsson's priority supplier for such products.

     On October 26, 2000, the Company entered into subscription agreements for Common Stock and three-year warrants to purchase shares of Common Stock ("Warrants") with a group of investors led by Adam Smith Investment Partners, L.P. and certain of its affiliates (the "Adam Smith Investors"), EHI and Messrs.
E. Cohen, Goldberg and Fuller, members of the Board (the "Director Investors"). The Company sold to the investors units at a price of $12.80 per unit, each unit consisting of one share of Common Stock and one Warrant with an exercise price of $21.25 which expire on October 26, 2003 ("Units"). The Adam Smith Investors purchased 240,000 Units, EHI purchased 100,000 Units and Messrs. E. Cohen, Goldberg and Fuller purchased 5,000, 11,000 and 4,000 Units, respectively, for an aggregate purchase price of $4,608,000. The Common Stock portion of the Units represented an aggregate of approximately 14% of the outstanding Common Stock of the Company after giving effect to the sales. The Warrants contain certain anti-dilution provisions.

     On February 28, 2002, the Company entered into a stock purchase agreement with DuPont Electronic Technologies pursuant to which the Company sold 528,400 shares of Common Stock, representing approximately 16.6% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $5,284,000. The Company and DuPont Electronic Technologies have also agreed to work together to better understand the dynamics of the markets for high-frequency electronic components and modules. David B. Miller, Vice President and General Manager of DuPont Electronic Technologies, was appointed to the Company's Board of Directors. As a result of this sale, certain contractual anti-dilution provisions affected both the exercise price and the number of shares subject to the Warrants issued in October 2000. The exercise price of the Warrants was reduced to $17.80 and the number of shares subject to the Warrants was increased to 429,775. The expiration date of the Warrants remained unchanged.


Recent Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which established new accounting and reporting standards and requires that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded as assets or liabilities in the balance sheet measured at fair value. SFAS No. 133 requires that changes in the fair value of derivatives be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted the provisions of the Statement in 2001. The Company does not currently hold derivative instruments or engage in hedging activities and therefore the adoption of SFAS No. 133 has not had any impact on the Company's financial position, results of operations or cash flows.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     On June 30, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has accounted for all of its business combinations using the purchase method of accounting.

     With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company is required to perform a fair value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their estimated useful lives. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On an annualized basis, the Company expects that the adoption of this accounting standard will reduce the amortization of goodwill and intangibles by approximately $150,000 commencing in 2002, unless future impairment reviews result in periodic write-downs of goodwill. In connection with the adoption of SFAS No. 142, the Company is in process of completing its traditional impairment assessment which will be done within six months from the date of adoption as required by the standard. The Company has not determined the impact the adoption of this pronouncement will have on the Company and its results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires the fair value for an asset retirement obligation to be recorded in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company's financial position or results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal periods beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on the Company's financial position or results of operations.


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

       10(y) 2001 Key Employee Incentive Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8
                      (No. 333-63434) dated June 30, 2001.

       10(z) 2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63436) dated June 20, 2001.

       10(aa) 2001 Stock Purchase Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63438) dated June 20, 2001.

       10(bb) 2001 Amended and Restated Stock Option Plan is hereby incorporated by reference to Exhibit 4(i) to Merrimac's Quarterly Report on Form 10-QSB for the period ending June 30, 2001.

       10(cc) Subscription Agreement, dated February 28, 2002 between Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit 99.2 to Merrimac's Form 8-K for the period ending February 28, 2002.

       10(dd) Registration Rights Agreement, dated February 28, 2002 between Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit
                      99.3 to Merrimac's Form 8-K for the period ending
                      February 28, 2002.

       11             Statement re: Computation of earnings per share.

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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: May 13, 2002                 By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: May 13, 2002                 By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer

Exhibit 11


                           MERRIMAC INDUSTRIES, INC.
                       COMPUTATION OF EARNINGS PER SHARE

                       ---------------------------------
                                  (Unaudited)
                                  -----------

                                                           Quarter Ended
                                                       ----------------------
                                                        March 30,   March 31,
                                                          2002        2001
                                                       ----------------------
Numerator:
Net income (loss) available to common stockholders....  $ 142,837  $  (30,696)
                                                        =========  ==========

Basic earnings (loss) per share
-------------------------------
Weighted average number of shares outstanding for
basic net income (loss) per share
Common stock..........................................  2,835,381   2,604,743
                                                        =========  ==========
Net income (loss) per common share - basic............      $ .05       $(.01)
                                                            =====       =====

Diluted earnings (loss) per share
---------------------------------
Weighted average number of shares outstanding for
diluted net income (loss) per share
Common stock .........................................  2,835,381   2,604,743
Effect of dilutive securities - stock options (1) ....    108,047         -
                                                        ---------  ----------
Weighted average number of shares outstanding for
diluted net income (loss) per share...................  2,943,428   2,604,743
                                                        =========  ==========
Net income (loss) per common share - diluted..........      $ .05       $(.01)
                                                            =====       =====


(1) Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

     Stock options and warrants did not have an effect on the computation of the
     diluted  loss  per  share  in  the  first   quarter  of  2001  since they
     were antidilutive.