Form 10QSB
period 2002-06-29
MERRIMAC INDUSTRIES INC
filed 2002-08-13
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended June 29, 2002 Commission file No. 0-11201
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
   Yes X   No
      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding at August 9, 2002
-----------------------------                    -----------------------------
Common Stock ($.01 par value)                             3,139,518

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                       June 29,    December 29,
                                                         2002         2001
                                                      -----------  ------------
                                                      (Unaudited)   (Audited)
                                                      -----------  ------------
ASSETS
------
Current assets:
  Cash and cash equivalents .......................   $ 1,610,514  $ 1,844,434
  Accounts receivable, net.........................     4,827,260    5,632,008
  Income tax refunds receivable....................       213,496      195,323
  Inventories......................................     4,685,550    4,797,205
  Other current assets ............................       306,631      691,712
  Deferred tax assets .............................       548,000      548,000
                                                      -----------  -----------
      Total current assets ........................    12,191,451   13,708,682
                                                      -----------  -----------
Property, plant and equipment at cost..............    35,564,740   33,568,651
  Less accumulated depreciation and amortization...    15,874,754   14,605,751
                                                      -----------  -----------
    Property, plant and equipment, net.............    19,689,986   18,962,900

Other assets ......................................       838,477      676,073
Deferred tax assets, non-current...................     1,194,000    1,194,000
Goodwill...........................................     2,586,892    2,451,037
                                                      -----------  -----------
      Total Assets ................................   $36,500,806  $36,992,692
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Current portion of long-term debt ...............   $   390,775  $ 4,368,565
  Accounts payable ................................     2,112,752    3,577,922
  Accrued liabilities .............................     1,370,714    1,620,305
  Income taxes payable.............................       153,205      268,274
                                                      -----------  -----------
      Total current liabilities ...................     4,027,446    9,835,066

Long-term debt, net of current portion ............     3,749,067    3,871,635
Deferred compensation .............................       139,136      155,768
Deferred liabilities...............................       183,538      118,597
Deferred tax liabilities ..........................       958,000      958,000
                                                      -----------  -----------
      Total liabilities ...........................     9,057,187   14,939,066
                                                      -----------  -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share:
    Authorized: 1,000,000 shares
    No shares issued
  Common stock, par value $.01 per share:
    Authorized: 20,000,000 shares
    Issued:  3,190,229 and 2,859,249 shares .......        31,902       28,592
  Common stock warrants............................       837,200      837,200
  Additional paid-in capital ......................    17,783,905   14,327,586
  Retained earnings ...............................     9,620,083    9,531,445
  Accumulated comprehensive loss...................      (116,776)    (327,066)
                                                      -----------  -----------
                                                       28,156,314   24,397,757
  Less treasury stock, at cost:
    15,000 and 208,904 shares......................      (128,695)  (1,760,131)
  Less loan to officer-stockholder ................      (584,000)    (584,000)
                                                      -----------  -----------
     Total stockholders' equity ...................    27,443,619   22,053,626
                                                      -----------  -----------
     Total Liabilities and Stockholders' Equity ...   $36,500,806  $36,992,692
                                                      ===========  ===========

See accompanying notes.

                              MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND COMPREHENSIVE INCOME
                       -------------------------------------
                                   (Unaudited)
                                   -----------

                                                          Quarters Ended              Six Months Ended
                                                      -----------------------      -------------------------
                                                       June 29,     June 30,        June 29,      June 30,
                                                         2002         2001            2002          2001
OPERATIONS                                            -----------------------      -------------------------
Net sales ...................................         $6,462,328   $6,766,165      $13,312,915   $12,856,532
                                                      ----------   ----------      -----------   -----------
Costs and expenses:
  Cost of sales .............................          3,476,721    3,160,798        7,133,028     6,105,254
  Selling, general and administrative .......          2,286,887    2,460,016        4,630,667     4,732,690
  Research and development ..................            612,104      909,932        1,187,651     1,547,848
  Amortization of goodwill...................                 -        37,152               -         74,544
  Reincorporation charge.....................                 -            -                -        330,000
  Restructuring charge.......................            240,000           -           240,000            -
                                                      ----------   ----------      -----------   -----------
                                                       6,615,712    6,567,898       13,191,346    12,790,336
                                                      ----------   ----------      -----------   -----------

Operating income (loss)......................           (153,384)     198,267          121,569        66,196
Interest and other expense (income), net ....             40,815      (13,184)         102,931       (49,559)
                                                      ----------   ----------      -----------   -----------
Income (loss) before income taxes............           (194,199)     211,451           18,638       115,755
Provision (benefit) for income taxes ........           (140,000)      75,000          (70,000)       10,000
                                                      ----------   ----------      -----------   -----------
Net income (loss)............................         $  (54,199)  $  136,451      $    88,638   $   105,755
                                                      ==========   ==========      ===========   ===========

Basic and diluted net income (loss) per common share:

  Net income (loss).........................              $(.02)       $ .05            $ .03         $ .04
                                                          ======       =====            ======        =====

Weighted average number of
  shares outstanding:
  Basic .....................................          3,186,387    2,619,338        3,010,884     2,612,041
                                                       =========    =========        =========     =========
  Diluted....................................          3,186,387    2,761,152        3,092,809     2,796,835
                                                       =========    =========        =========     =========

COMPREHENSIVE INCOME

Net income (loss)............................         $  (54,199)  $  136,451      $    88,638   $   105,755
Comprehensive income:
  Foreign currency translation adjustment....            223,897      150,822          210,290       (54,262)
                                                      ----------   ----------      -----------   -----------
Comprehensive income ........................         $  169,698   $  287,273      $   298,928   $    51,493
                                                      ==========   ==========      ===========   ===========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                          Six Months Ended
                                                      -------------------------
                                                       June 29,       June 30,
                                                         2002           2001
                                                      -----------  ------------
Cash flows from operating activities:
  Net income ........................................ $   88,638    $  105,755
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization..................  1,231,355     1,099,594
      Amortization of goodwill ......................         -         74,544
      Amortization of deferred income................    (43,644)      (43,652)
      Deferred and other compensation................      4,371         5,286
      Deferred income taxes..........................        -              -
      Changes in operating assets and liabilities:
        Accounts receivable..........................    804,748        (3,156)
        Income tax refunds receivable................    (18,173)        9,700
        Inventories..................................    111,655      (818,228)
        Other current assets.........................    385,081      (168,014)
        Other assets.................................   (162,404)      109,684
        Accounts payable............................. (1,731,577)     (106,979)
        Accrued liabilities..........................   (249,591)     (427,278)
        Income taxes payable.........................   (115,069)     (158,972)
        Deferred compensation........................    (21,003)      (32,574)
        Other liabilities............................    108,585       118,837
                                                      ----------    ----------
Net cash provided by (used in) operating activities..    392,972      (235,453)
                                                      ----------    ----------
Cash flows from investing activities:
  Purchase of capital assets......................... (1,634,242)   (4,917,803)
                                                      ----------    ----------
Net cash used in investing activities................ (1,634,242)   (4,917,803)
                                                      ----------    ----------
Cash flows from financing activities:
  Borrowing under revolving credit facility..........         -      3,000,000
  Borrowing under lease facility.....................         -        419,192
  Borrowing under mortgage facility..................  2,500,000            -
  Repayment of borrowings............................ (6,632,317)      (76,039)
  Repurchase of common stock.........................   (128,695)           -
  Proceeds from the issuance of common stock, net....  5,110,347            -
  Proceeds from the exercise of stock options........    109,413       167,125
                                                       ----------    ----------
Net cash provided by financing activities............    958,748     3,510,278
                                                      ----------     ----------
Effect of exchange rate changes......................     48,602       (24,952)
                                                      ----------     ---------
Net decrease in cash and cash equivalents............   (233,920)   (1,667,930)
Cash and cash equivalents at beginning of year.......  1,844,434     3,425,390
                                                      ----------    ----------
Cash and cash equivalents at end of period........... $1,610,514    $1,757,460
                                                      ==========    ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes..................................... $   78,905    $  297,955
                                                      ==========    ==========
    Loan interest.................................... $  126,794    $   27,232
                                                      ==========    ==========

  Unpaid purchases of capital assets................. $  266,000    $       -
                                                      ==========    ==========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 29, 2002 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for December 29, 2001. Certain prior year amounts have been reclassified to conform to current year presentation.

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

     In connection with DuPont's purchase of the Company's Common Stock, the Company and DuPont also entered into a registration rights agreement which provides DuPont with two demand registrations at any time following February 28, 2004 and the right to register shares on Form S-3 up to twice per year at anytime after February 28, 2004.

D.   New accounting standards

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

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company is required to perform a fair value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their estimated useful lives. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On an annualized basis, the Company expects that the adoption of this accounting standard will reduce the amortization of goodwill and intangibles by approximately $150,000 commencing in 2002, unless future impairment reviews result in periodic write-downs of goodwill. In connection with the adoption of SFAS No. 142, the Company has completed the first of the impairment tests of goodwill as of December 30, 2001 required by the standard which indicated there was no impairment of goodwill. The Company will perform the required annual assessment during the second half of 2002.

     The following information provides the required disclosures and describes the impact the adoption of SFAS No. 142 had on the Company during the periods reported:

     Goodwill:

     The changes in the carrying amount of goodwill for the six month periods ended June 29, 2002 and June 30, 2001 are as follows:

                                           2002           2001
                                        ----------     ----------
Balance, beginning of year              $2,451,037     $2,774,248
Goodwill amortized                              -         (74,544)
Foreign currency adjustment                135,855        (32,880)
                                        ----------     ----------
Balance, end of period                  $2,586,892     $2,666,824
                                        ==========     ==========


     The  current  impact  that the  adoption  of SFAS No. 142 had on net income
(loss) and net income (loss) per share for the periods presented is as follows:

                                                              Quarters Ended       Six Months Ended
                                                          --------------------   --------------------
                                                          June 29,   June 30,     June 29,   June 30,
                                                            2002       2001         2002       2001
                                                          --------------------   --------------------
Reported net income (loss) for the period                 $(54,199)   $136,451    $88,638    $105,755
Add back: Amortization of goodwill                             -        37,152        -        74,544
                                                          --------   ---------    --------   --------
Adjusted net income (loss) for the periods                $(54,199)   $173,603    $88,638    $180,299
                                                          ========   =========    =======    ========

Basic net income (loss) per share:
   Reported net income (loss)                                $(.02)      $ .05      $ .03        $.04
   Amortization of goodwill                                     -          .02         -          .03
                                                             -----       -----      -----        ----
   Adjusted net income (loss)                                $(.02)       $.07      $ .03        $.07
                                                             =====       =====      =====        ====

Diluted net income (loss) per share:
   Reported net income (loss)                                $(.02)      $ .05      $ .03        $.04
   Amortization of goodwill                                     -          .01         -          .02
                                                             -----       -----      -----        ----
   Adjusted net income (loss)                                $(.02)       $.06      $ .03        $.06
                                                             =====       =====      =====        ====


                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company is required to adopt the provisions of SFAS No. 143 effective January 5, 2003. The Company is currently evaluating the impact of adoption of this statement. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company's financial position or results of operations.

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

     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No 13 and Technical Corrections". For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS No. 13 for certain sale-leaseback and sublease accounting. The Company is required to adopt the provisions of SFAS No. 145 effective January 5, 2003. The Company is currently evaluating the impact of adoption of this statement, however, the Company does not expect that the adoption of SFAS No. 145 will have a material impact on the Company's financial position or results of operations.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after January 4, 2003. The Company is currently evaluating the impact of adoption of this statement, however, the Company does not expect that the adoption of SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

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

     The Company incurred $330,000 of costs in connection with the reincorporation in Delaware. Such expense was reflected as a reincorporation charge in the accompanying statement of operations in 2001. The reincorporation charge, net of tax benefits, was $198,000 or $.07 per share in the first quarter of 2001.

     The Board of Directors has the authority to issue up to one million shares of Preferred Stock and to fix the number of shares constituting any series and the designation of such series, and to determine the preferences, rights and qualifications or limitations of such series of Preferred Stock, without any further vote or action by the Company's stockholders.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


F.   Inventories

     Inventories consist of the following:
                                                June 29,         December 29,
                                                  2002               2001
                                               ----------        -----------
     Finished goods ......................     $  416,867         $  490,135
     Work in process .....................      2,215,845          2,057,036
     Raw materials and purchased parts ...      2,052,838          2,250,034
                                               ----------         ----------
     Total                                     $4,685,550         $4,797,205
                                               ==========         ==========

     Total inventories are net of valuation allowances for obsolescence of $957,000 at June 29, 2002 and $991,000 at December 29, 2001.

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

     Stock options and warrants were excluded from the computation of diluted loss per share in the second quarter 2002 since they were antidilutive.

H.   Comprehensive income

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

J.   Transactions with management and loan to officer-stockholder

     In May 1998, the Company sold 22,000 shares of Common Stock to Mason N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $11.60 per share, which approximated the average closing price of the Company's Common Stock during the second quarter of 1998. The Company lent Mr. Carter $255,000 in connection with the purchase of these shares and combined that loan with a prior loan to Mr. Carter in the amount of $105,000. The resulting total principal amount of $360,000 was payable May 4, 2003 and bore interest at a variable interest rate based on the prime rate of the Company's lending bank. This loan was further amended on July 29, 2002. Accrued interest of $40,000 was added to the principal, bringing the new principal amount of the loan to $400,000, the due date was extended to May 4, 2006, and interest (at the same rate as was previously applicable) is now payable monthly. Mr. Carter has pledged 33,000 shares of Common Stock as security for this loan which is a full-recourse loan.

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

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


K.   Current and long-term debt

     The Company was obligated under the following debt instruments at June 29, 2002 and December 29, 2001:


                                                                     June 29,     December 29,
                                                                       2002          2001
                                                                    ----------    ------------
  Fleet Bank (A):
     Revolving credit facility, interest 1/2% below prime ........  $      -      $4,000,000
     Mortgage loan, callable March 2007, interest 1/2% below prime   3,456,250     3,500,000

  The Bank of Nova Scotia (B):
     Capital leases, interest 7.0%, due October 2002..............     100,605       131,662
     Capital leases, interest 8.7%, due May 2005..................     235,010       248,191
     Capital leases, interest 7.3%, due April 2006................     189,916       197,033
     Capital leases, interest 7.9%, due June 2006.................     158,061       163,314
                                                                    ----------    ----------
                                                                     4,139,842     8,240,200
     Less current portion.........................................     390,775     4,368,565
                                                                    ----------    ----------
     Long-term portion............................................  $3,749,067    $3,871,635
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

     During the first quarter of 2002, the Company obtained an additional increase of $2,500,000 in the Company's lines of credit with Fleet Bank which were increased to a total of $10,000,000, $3,500,000 of which consists of a first mortgage callable in March 2007 on the Company's West Caldwell, New Jersey manufacturing facility. The $6,500,000 revolving line of credit has been extended for one year to June 30, 2003.

     The Company successfully completed a private placement of 528,400 shares of Company Common Stock on February 28, 2002 that raised $5,284,000 before offering expenses. The Company repaid the Fleet Bank revolving credit facility from the proceeds of that offering. The Company borrowed $500,000 on July 29, 2002 from its line of credit with Fleet Bank and currently has $6,000,000 available under its existing revolving credit facility.

     The   revolving   credit   facility  and  mortgage   loan  are  secured  by
substantially all assets located within the United States.

     (B) Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $615,000 at June 29, 2002 and $632,000 at December 29, 2001.

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

     The Company deferred approximately $102,000 of costs at December 30, 2000 incurred in connection with entering into this agreement and other incremental costs, for the purpose of providing this customer with trained personnel and certain other services required for their dedicated manufacturing capability. Such costs classified in the balance sheet as other assets at December 30, 2000 were recovered through the $200,000 payment received in January 2001 as described above. In January 2002, the Company received the second payment of $150,000 and the final payment of $100,000 is due January 2003. At June 29, 2002, the unamortized amount of $118,000 in payments received is included in deferred liabilities.

N.   Pro forma weighted average number of common shares outstanding

     Had the sale of 528,400 shares of common stock on February 28, 2002 referred to in Note C, Private placement of common stock, occurred at the beginning of the year, the pro forma basic and diluted weighted average number of common shares outstanding would have been:

                                             Six Months Ended
                                             ----------------
                                               June 29, 2002
                                             ----------------

Basic and diluted:
Actual                                           3,010,884
Adjustments for sale of
Common Stock on February 28, 2002                  174,202
                                                 ---------
Basic - pro forma                                3,185,086
Effect of dilutive securities-
Stock options                                       81,925
                                                 ---------
Diluted - pro forma                              3,267,011
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

     Electronic components: Design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 81% are located in the United States and 19% are located in Costa Rica.

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

                                                   Quarters Ended              Six Months Ended
                                              ------------------------      ------------------------

                                              June 29,        June 30,      June 29,        June 30,
                                                2002            2001          2002            2001
                                              ------------------------      ------------------------
                                              (In thousands of dollars)     (In thousands of dollars)
Industry segments:
    Sales to unaffiliated customers:
             Electronic components            $ 5,724         $ 5,700       $11,760         $10,318
             Microwave micro-circuitry            738           1,066         1,553           2,539
                                              -------         -------       -------          ------
             Consolidated                     $ 6,462         $ 6,766       $13,313         $12,857
                                              =======         =======       =======         =======

    Income before provision for income taxes:
      Operating income (loss):
             Electronic components            $   (91)        $   205       $   199         $   (96)
             Microwave micro-circuitry            (62)             (7)          (77)            162
      Interest and other income
        (expense), net                            (41)             13          (103)             50
                                              -------         -------       -------         -------
             Consolidated                     $  (194)        $   211       $    19         $   116
                                              =======         =======       =======         =======

      Identifiable assets:
             Electronic components                                          $29,812         $23,323
             Microwave micro-circuitry                                        5,078           5,350
             Corporate                                                        1,611           1,757
                                                                            -------         -------
             Consolidated                                                   $36,501         $30,430
                                                                            =======         =======
      Depreciation and amortization:
             Electronic components            $   566         $   474       $ 1,110         $   924
             Microwave micro-circuitry             52             130           121             250
                                              -------         -------       -------         -------
             Consolidated                     $   618         $   604       $ 1,231         $ 1,174
                                              =======         =======       =======         =======
      Capital expenditures, net:
             Electronic components            $   869         $ 3,608       $ 1,541         $ 4,516
             Microwave micro-circuitry             56             257            93             402
                                              -------         -------       -------         -------
             Consolidated                     $   925         $ 3,865       $ 1,634         $ 4,918
                                              =======         =======       =======         =======

P. Restructuring and related charges

     As a result of a decline in orders received from its customers during the first six months of 2002, the Company reduced head count by 23 persons, principally involved in production, manufacturing support and selling. We recorded a personnel restructuring charge of $240,000 consisting of severance and certain other personnel costs, during the second quarter of 2002. The company expects to pay substantially all of the accrued restructuring charge of $240,000 during the third quarter of 2002.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                  ---------------------------------------------
                                   (Unaudited)
                                   -----------


The following table displays line items in the Consolidated Statements of Operations as a percentage of net sales.




                                                     Percentage of Net Sales     Percentage of Net Sales
                                                     -----------------------     -----------------------
                                                        Quarters Ended                Six Months Ended
                                                     -----------------------     -----------------------
                                                      June 29,    June 30,          June 29,    June 30,
                                                        2002        2001              2002        2001
                                                     ---------  ------------        --------    --------
Net sales....................................            100.0%     100.0%            100.0%     100.0%
                                                         ------     ------            ------     ------
Costs and expenses:
  Cost of sales..............................             53.8       46.7              53.6       47.5
  Selling, general and administrative........             35.4       36.5              34.8       36.8
  Research and development...................              9.5       13.4               8.9       12.0
  Amortization of goodwill...................               -          .5                -          .6
  Reincorporation charge.....................               -          -                 -         2.6
  Restructuring charge.......................              3.7         -                1.8         -
                                                         ------     ------            ------     ------
                                                         102.4       97.1              99.1       99.5
                                                         ------     ------            ------     ------

Operating income (loss)......................             (2.4)       2.9                .9         .5
Interest and other expense (income), net.....               .6        (.2)               .8        (.4)
                                                         ------     ------            ------     ------

Income (loss) before income taxes............             (3.0)       3.1                .1         .9
Provision (benefit) for income taxes.........             (2.2)       1.1               (.6)        .1
                                                         ------    ------             ------     ------
Net income (loss)............................             ( .8%)      2.0%               .7%        .8%
                                                         ======    ======             ======     ======

                                       -12-

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Critical Accounting Estimates and Policies

     The Company's management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders' equity, and revenues and expenses. These assumptions and estimates are inherently uncertain. The management judgments that are currently the most critical are: related to the accounting for the Company's investments in Multi-Mix(R) Microtechnology, contract revenue recognition, inventory valuation and valuation of goodwill. Below we describe these policies further as well as the estimates and policies involved.

     The following is a summary of the carrying amounts of the Multi-Mix(R) Microtechnology net assets included in the Company's consolidated financial statements at June 29, 2002 and the related future planned purchases and lease obligation commitments through January 2006.

         Net assets:
         Property, plant and equipment, at cost                     $13,874,000
         Less accumulated depreciation and amortization               1,608,000
                                                                    -----------
         Property, plant and equipment, net                          12,266,000
         Inventories                                                    981,000
         Other assets, net                                              636,000
                                                                    -----------
         Total net assets at June 29, 2002                          $13,883,000
                                                                    ===========

         Commitments:
         Planned equipment purchases for 2002                       $   600,000
         Lease obligations through January 2006                       1,035,000
                                                                    -----------
         Total commitments                                          $ 1,635,000
                                                                    -----------
         Total net assets and commitments                           $15,518,000
                                                                    ===========


     The Company anticipates increasing order levels during 2002 for its Multi-Mix(R) Microtechnology products, for which substantial research and development costs have been incurred. Due to economic and market conditions in the wireless industry, the telecommunications system service providers have significantly reduced their capital equipment purchases from our customers. These circumstances have caused the Company's customers to delay Multi-Mix(R) Microtechnology product purchases that had been anticipated for fiscal year 2001 and thus far during 2002. A continued delay or reduction from planned levels in new orders for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the Company. The Company has made no such determination at this time.

     The Company's planned equipment purchases and other commitments are expected to be funded through a revolving credit facility of $6,500,000, which has been extended to June 30, 2003, supplemented by cash resources and cash flows that are expected to be provided by operations.

     Contract revenue recognition and related costs on fixed-price contacts that require customization of standard products to customer specifications are recorded when title transfers to the customer, which is generally on the date of shipment. Prior to shipment, manufacturing costs incurred on such contracts are recorded as work in process inventory. Anticipated losses on contracts are charged to operations when identified. Revenue related to non-recurring engineering charges is generally recognized upon shipment of the initial units produced or based upon contractually established stages of completion.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. As of June 29, 2002, the Company held inventories valued at $4,686,000 which is net of a $957,000 valuation allowance for obsolescence.

     With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Based on an appraisal conducted by a third-party appraisal firm, we believe the estimated fair value of the Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI") at December 30, 2001 exceeds the carrying value of the net assets of the microwave micro-circuitry reporting segment and, therefore, there was no impairment of goodwill. The company will perform the required annual assessment during the second half of 2002.


     Second quarter and the first six months of 2002 compared to the second quarter and the first six months of 2001

     Consolidated results of operations for the second quarter of 2002 reflect a decrease in net sales from the second quarter of 2001 of $304,000 or 4.5% to $6,462,000. This decrease was primarily attributable to a $328,000 decrease in net sales of microwave micro-circuitry products from FMI partially offset by a $25,000 increase in net sales of electronic components. Consolidated results of operations for the first six months of 2002 reflect an increase in net sales compared to the first six months of the prior year of $456,000 or 3.5% to $13,313,000. This increase was primarily attributable to a $1,442,000 increase in the net sales of electronic components, which was partially offset by a $986,000 decrease in sales of microwave micro-circuitry products from FMI. The decreases during the second quarter and the first six months of 2002 in FMI sales reflected softness in the telecommunications sector that FMI serves, principally millimeter wave applications for wireless broadband solutions.

     Orders of $6,710,000 were received during the second quarter of 2002, a decrease of $209,000 or 3.0% compared to $6,919,000 in orders received during the second quarter of 2001. Orders received during the second quarter of 2002 exceeded the second quarter of 2002 sales level by approximately 3.8%. Orders of $12,535,000 were received for the first six months of 2002, a decrease of $1,941,000 or 13.4% compared to $14,476,000 in orders received for the first six months of 2001. The first six months 2002 sales level exceeded orders received during the first six months of 2002 by approximately 6.2%. As a result, backlog decreased by $778,000 or 6.6% to $11,079,000 at the end of the second quarter of 2002, compared to $11,857,000 at year-end 2001.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The Company believes that the current economic downturn, resulting in reduced spending by wireless service providers, has caused many wireless companies to delay or forego purchases of the Company's products. This is reflected in the decrease in the Company's backlog. However, the Company expects that its satellite and defense customers should continue to maintain their approximate current levels of orders during fiscal year 2002, although there are no assurances they will do so. The Company also anticipates increased levels of orders during the second-half of fiscal year 2002 for its new Multi-Mix(R) Microtechnology products, for which the Company has made a significant capital investment and incurred substantial research and development costs. The Company expects that softness in the telecommunications sector that FMI serves may continue into the second half of fiscal year 2002.

     Consolidated cost of sales increased $316,000 or 10.0%, and as a percentage of net sales increased 7.1 percentage points to 53.8%, for the second quarter of 2002. Consolidated cost of sales increased $1,028,000 or 16.8%, and as a percentage of net sales increased 6.1 percentage points to 53.6%, for the first six months of 2002. Cost of sales increased $622,000 and $1,684,000 for the second quarter and the first six months of 2002, respectively, in the electronic components segment, resulting from higher sales levels and manufacturing cost increases that were attributable to increases in insurance expense, depreciation, rent and other occupancy expenses and unabsorbed overhead expenses related to the expansion of the Company's West Caldwell, New Jersey and Costa Rica manufacturing production facilities. Cost of sales declined $306,000 and $656,000 for the second quarter and the first six months of 2002, respectively, in the microwave micro-circuitry segment, resulting from the decline in segment sales in the second quarter and the first six months of 2002 of approximately 30.8% and 38.8%, respectively, compared to the second quarter and the first six months of 2001.

     Depreciation expense included in cost of sales for the second quarter of 2002 was $491,000, an increase of $67,000 compared to the second quarter of 2001. For the second quarter of 2002, approximately $276,000 of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. Depreciation expense included in the cost of sales for the first six months of 2002 was $1,032,000, an increase of $174,000 compared to the first six months of 2001. For the first six months of 2002, approximately $551,000 of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. Other increases in depreciation expense were a result of higher capital equipment purchases in the current and prior years and the commencement of depreciation expense associated with the West Caldwell, New Jersey 19,200 square-foot building expansion, which was placed into service during the first quarter of 2002.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Consolidated gross profit for the second quarter and the first six months of 2002 were impacted by the items referred to in the above discussion of consolidated cost of sales. Consolidated gross profit for the second quarter of 2002 was $2,986,000 or 46.2% of sales compared to consolidated gross profit of $3,605,000 or 53.3% of sales for the second quarter of 2001. Gross profit for the second quarter of 2002 for the electronic components segment decreased by $597,000 or 18% to $2,635,000 which represented 46.0% of segment net sales of $5,724,000, compared to a gross profit of $3,232,000 or 56.7% of segment net sales of $5,700,000 in the second quarter of 2001. Gross profit for the second quarter of 2002 for the microwave micro-circuitry segment decreased by $23,000 to $350,000 which represented 47.5% of segment net sales of $738,000, compared to $373,000 or 35.0% of segment net sales of $1,067,000 in the second quarter of 2001. Consolidated gross profit for the first six months of 2002 was $6,180,000 or 46.4% of sales compared to consolidated gross profit of $6,752,000 or 52.5% of sales for the first six months of 2001. Gross profit for the first six months of 2002 for the electronic components segment decreased by $242,000 or 4.3% to $5,441,000 which represented 46.3% of segment net sales of $11,760,000 compared to gross profit of $5,683,000 or 55.5% of segment net sales of $10,318,000 for the first six months of 2001. Gross profit for the first six months of 2002 for the microwave micro-circuitry segment decreased by $329,000 or 30.9% to $738,000 which represented 47.6% of segment net sales of $1,553,000, compared to $1,068,000 or 42.1% of segment net sales of $2,539,000 for the first six months of 2001.

     Selling, general and administrative expenses of $2,287,000 for the second quarter of 2002 decreased by $210,000 or 8.4%, and when expressed as a percentage of net sales, decreased by 1.5 percentage points to 35.4% compared to the second quarter of 2001. The dollar decreases resulted from lower sales commission expenses due to lower sales for the second quarter of 2002 and lower personnel recruitment costs and professional fees. Selling, general and administrative expenses of $4,631,000 for the first six months of 2002 decreased by $102,000 or 2.2%, and when expressed as a percentage of net sales, decreased by two percentage points to 34.8% compared to the first six months of 2001. The dollar decreases resulted from decreases in personnel recruitment costs, marketing expenses and other administrative expenses, which were partially offset by higher sales commission expenses on increased sales for the first six months of 2002.

     Research and development expenses for new products were $612,000 for the second quarter of 2002, a decrease of $298,000 or 32.7% compared to the second quarter of 2001. Except for $106,000 of research and development expenses at FMI, an increase of $34,000 over the second quarter of 2001, substantially all of the research and development expenses were related to Multi-Mix(R) Microtechnology and Multi-Mix PICO(TM) products. Research and development expenses for new products were $1,188,000 for the first six months of 2002, a decrease of $360,000 or 23.3% compared to the first six months of 2001. Except for $254,000 of research and development expenses at FMI, an increase of $103,000 over the first six months of 2001, substantially all of the research and development expenses were related to Multi-Mix(R) Microtechnology and Multi-Mix PICO(TM) products.

     As a result of a decline in orders received from its customers during the first six months of 2002, the Company reduced head count by 23 persons, principally involved in production, manufacturing support and selling. We recorded a personnel restructuring charge of $240,000, consisting of severance and certain other personnel costs, during the second quarter of 2002. The Company expects to pay substantially all of the accrued restructuring charge of $240,000 during the third quarter of 2002.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     Consolidated operating income for the second quarter of 2002 was $87,000, before giving effect to the $240,000 personnel restructuring charge and, the Company incurred an operating loss for the second quarter of 2002 of $153,000 after inclusion of the personnel restructuring charge. We reported consolidated operating income of $198,000 for the second quarter of 2001. For the first six months of 2002, consolidated operating income was $362,000, before giving effect to the personnel restructuring charge and, after including the personnel restructuring charge, was $122,000. Consolidated operating income for the first six months of 2001 was $396,000 before the effect of charges associated with the reincorporation in Delaware of $330,000 recorded in the first quarter of 2001 and, after including the reincorporation charge, was $66,000.

     Operating income for the electronic components segment was $107,000 before giving effect to this segment's personnel restructuring charge which was $198,000 for the second quarter of 2002, and, after this segment's personnel restructuring charge, resulted in an operating loss of $91,000 compared to $205,000 of operating income in the second quarter of 2001. The Company incurred an operating loss for its microwave micro-circuitry segment of $20,000 before giving effect to this segment's personnel restructuring charge which was $42,000 for the second quarter of 2002 and, after this segment's personnel restructuring charge, was $62,000 which compares to an operating loss of $7,000 for the second quarter of 2001. For the first six months of 2002, the Company's operating income for its electronic components segment was $396,000 before the effect of charges associated with the personnel restructuring charge and, after inclusion of the $198,000 second quarter personnel restructuring charge, was $198,000. Before the effect of charges associated with the reincorporation in Delaware of $330,000 recorded in the first quarter of 2001, operating income for the electronic components segment for the first six months of 2001 was $234,000 and, after the inclusion of the reincorporation charge, resulted in an operating loss of $96,000.

     Net interest expense was $41,000 for the second quarter of 2002, which compares to net interest income of $13,000 for the second quarter of 2001. Net interest expense was $103,000 for the first six months of 2002 compared to net interest income of $50,000 for the first six months of 2001. Interest expense of $23,000 was capitalized to property, plant and equipment in the second quarter and the first six months of 2001. Interest expense for the second quarter of 2002 was principally incurred on borrowings under our revolving credit facility and a mortgage loan in connection with capital equipment purchases and the building expansion constructed during fiscal year 2001. Interest income for the second quarter of 2001 was primarily due to interest earned on the proceeds received from the issuance of common stock in private placements in fiscal year 2000 that offset interest expense.

     An income tax benefit of $140,000 was recorded for the second quarter of 2002 with an effective tax benefit rate of 72.2% compared to a provision for income taxes of $75,000 for the second quarter of 2001 with an effective tax rate of 35.5%. The principal adjustments to the statutory Federal income tax rate of 34% for the second quarter of 2002 relates to $29,000 in tax credits associated with research and development expenditures and foreign sales corporation tax benefits of $17,000. An income tax benefit of $70,000 was recorded for the first six months of 2002 compared to a provision for income taxes of $10,000 for the first six months of 2001. The principal adjustments to the statutory Federal income tax rate of 34% for the first six months of 2002 relates to $63,000 in tax credits associated with research and development expenditures and foreign sales corporation tax benefits of $30,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     During the period ended June 29, 2002, the Company completed the first of the required impairment tests required under SFAS No. 142, which was adopted effective December 30, 2001, related to goodwill. Under the new rules, goodwill is no longer subject to amortization but it is reviewed for potential impairment upon adoption and thereafter annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill, which would have approximated $150,000, is no longer required. Goodwill of approximately $3,100,000, which arose from the acquisition of FMI in 1999, was being amortized on a straight-line basis over twenty years. Amortization of goodwill of $37,000 and $75,000 were recorded for the second quarter and the first six months of 2001, respectively.

     The Company incurred a net loss for the second quarter of 2002 of $54,000, after the after-tax effect of the personnel restructuring charge of $150,000, compared to net income of $136,000 recorded for the second quarter of 2001. On a per share basis, we recorded a net loss of $.02 per share for the second quarter of 2002, after the after-tax effects of the personnel restructuring charge which equated to $.05 per share, compared to net income of $.05 per share reported for the second quarter of 2001.

     Net income for the first six months of 2002 was $89,000 after giving effect to the personnel restructuring charge of $150,000. For the first six months of 2001, we reported net income of $106,000, after the after-tax effects of the first quarter 2001 reincorporation charge of $198,000.

     Net income was $.03 per share for the first six months of 2002 after deducting the $.05 per share personnel restructuring charge. For the first six months of 2001, net income per diluted share of $.04 per share was reported, after the after-tax effects of a $.07 per share reincorporation charge reported in the first quarter of 2001.

     The weighted average number of basic shares outstanding increased by approximately 567,000 shares or 21.6% for the second quarter of 2002 compared to the second quarter of 2001, and 399,000 shares or 15.3% for the first six months of 2002 compared to the first six months of 2001, primarily resulting from the issuance of 528,000 new shares to DuPont Electronic Technologies during the first quarter of 2002.


Liquidity and Capital Resources

     The Company had liquid resources comprised of cash and cash equivalents totaling approximately $1,600,000 at the end of the second quarter of 2002 compared to approximately $1,800,000 at the end of 2001. The Company's working capital was approximately $8,200,000 and its current ratio was 3.0 to 1 at the end of the second quarter of 2002 compared to $4,000,000 and 1.4 to 1, respectively, at the end of 2001.

     Our operating activities provided net positive cash flows of $393,000 during the first six months of 2002 compared to negative cash flows of $235,000 during the first six months of 2001. The primary reason for the positive operating cash flows resulted from depreciation and amortization charges of $1,231,000 and decreases in accounts receivable, inventories and other current assets. These positive cash flows were offset primarily by payments made during the first six months of 2002 that reduced year-end 2001 accounts payable and accrued liabilities amounts.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The Company made net capital investments in property, plant and equipment of $1,634,000 during the first six months of 2002 (which excludes unpaid invoices for additional capital investments of $266,000 at June 29, 2002), compared to net capital investments made in property, plant and equipment of $4,918,000 during the first six months of 2001. These capital expenditures are related to new production facilities and processing equipment capabilities in connection with the manufacturing of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $12,266,000 at the end of the second quarter of 2002, an increase of $914,000 compared to $11,352,000 at the end of fiscal year 2001.

     In April 2001, the Company commenced borrowing under its $7,500,000 revolving credit facility with Fleet Bank (formerly Summit Bank), at an interest rate of one-half percent below the bank's floating prime rate. During fiscal year 2001, the Company borrowed an aggregate amount of $7,500,000 under this facility. The weighted average interest rate on the borrowings under this facility during the second quarter and the first six months of 2002 was 4.25%, which is currently the same interest rate.

     During the first quarter of 2002, the Company obtained an increase of $2,500,000 in the Company's lines of credit with Fleet Bank to a total of $10,000,000, $3,500,000 of which consists of a first mortgage callable in March 2007 on the Company's West Caldwell, New Jersey manufacturing facility. The $6,500,000 revolving line of credit has been extended for one year to June 30, 2003. The Company successfully completed a private placement of 528,400 shares of common stock on February 28, 2002 that raised $5,284,000 before offering expenses. The Company repaid $5,000,000, all of its then revolving borrowings, to Fleet Bank from the proceeds of that offering. The Company borrowed $500,000 on July 29, 2002 from its line of credit with Fleet Bank and currently has $6,000,000 available under this line of credit.

     Management believes that its current revolving credit facility, together with its present liquid resources and cash flows that are expected to be provided by operations, should provide sufficient resources for currently contemplated operations during fiscal year 2002 and the first six months of fiscal year 2003.

     Capital expenditures for new projects and production equipment exceeded depreciation and amortization expenses during the second quarter of 2002 by approximately $307,000, and we anticipate that capital expenditures will exceed depreciation and amortization expenses in fiscal year 2002. The Company intends to issue up to $700,000 of purchase order commitments for building modifications and for capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational and building modifications will be completed during the second half of 2002.

     In February 2001, the Company entered into a new five-year lease in Costa Rica for an approximately 36,200 square-foot facility for manufacturing new Multi-Mix(R) Microtechnology products. The leasehold improvements and capital equipment for this manufacturing facility were recently completed at a cost of approximately $4,800,000 and this facility was opened for production in August 2002. The Company also leases an 8,200 square-foot facility in Costa Rica and the lease ends December 2004.

     The Company has been authorized by its Board of Directors to repurchase shares of its Common Stock, from time to time, depending on market conditions and availability of resources. During the second quarter of 2002, the Company repurchased 15,000 shares of Common Stock at a cost of approximately $129,000. Subsequent to the end of the second quarter of 2002, the Company repurchased 43,200 additional shares at a cost of approximately $307,000. No shares were repurchased during fiscal 2001 or fiscal 2000. All shares that were repurchased prior to fiscal year 2000 have been reissued in private placements of common stock during the current fiscal year and in fiscal year 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Related Party Transactions

     In May 1998, the Company sold 22,000 shares of Common Stock to Mason N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $11.60 per share, which approximated the average closing price of the Company's Common Stock during the second quarter of 1998. The Company lent Mr. Carter $255,000 in connection with the purchase of these shares and combined that loan with a prior loan to Mr. Carter in the amount of $105,000. The resulting total principal amount of $360,000 was payable May 4, 2003 and bore interest at a variable interest rate based on the prime rate of the Company's lending bank. This loan was further amended on July 29, 2002. Accrued interest of $40,000 was added to the principal, bringing the new principal amount of the loan to $400,000, the due date was extended to May 4, 2006, and interest (at the same rate as was previously applicable) is now payable monthly. Mr. Carter has pledged 33,000 shares of Common Stock as security for this loan which is a full-recourse loan.

     On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the Company will forgive 20% of the amount due under this loan and the accrued interest thereon. For fiscal year 2002, the Company projects that $56,000 of principal and $18,000 of accrued interest will be forgiven.

     The Company is a party to a stockholder's agreement, dated as of October 30, 1998, with a former director and Chairman of the Company. Pursuant to the stockholder's agreement, this former director is required to vote his shares of Common Stock as directed by the Board of Directors or the Chief Executive Officer of the Company. There are no other obligations of the Company pursuant to this agreement.

     During the second quarter and the first six months of 2002, the Company's General Counsel, KMZ Rosenman, was paid $124,000 and $226,000, respectively, for providing legal services to the Company. A director of the Company is Counsel to the Firm of KMZ Rosenman.

     During 2002, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide outplacement services to the Company. The Company paid an aggregate of $8,500 and $17,500, respectively, to these companies during the second quarter and the first six months of 2002. A director of the Company is the Chairman and Chief Executive Officer of each of these companies.

     During the second  quarter and the first six months of 2002,  a director of
the  Company  was  paid  $9,000  and  $18,000,   respectively,   for   providing
financial-related consulting services to the Company.

     During the second  quarter and the first six months of 2002,  a director of
the  Company  was  paid  $9,000  and  $18,000,   respectively,   for   providing
technology-related consulting services to the Company.

     Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. The directors are also reimbursed reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such grant is priced at the fair market value of the Common Stock on the date of such grant. On June 12, 2002, non-qualified stock options to purchase an aggregate of 17,500 shares were issued to seven directors at an exercise price of $9.90 per share.

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

     With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company is required to perform a fair value-based goodwill impairment test. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their estimated useful lives. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. On an annualized basis, the Company expects that the adoption of this accounting standard will reduce the amortization of goodwill and intangibles by approximately $150,000 commencing in 2002, unless future impairment reviews result in periodic write-downs of goodwill. In connection with the adoption of SFAS No. 142, the Company has completed the first of the impairment tests of goodwill as of December 30, 2001 required by the standard which indicated there was no impairment of goodwill. The Company will perform the required annual assessment during the second half of 2002.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company is required to adopt the provisions of SFAS No. 143 effective January 5, 2003. The Company is currently evaluating the impact of adoption of this statement. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company's financial position or results of operations.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No 13 and Technical Corrections". For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS No. 13 for certain sale-leaseback and sublease accounting. The Company is required to adopt the provisions of SFAS No. 145 effective January 5, 2003. The Company is currently evaluating the impact of adoption of this statement, however, the Company does not expect that the adoption of SFAS No. 145 will have a material impact on the Company's financial position or results of operations.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," and nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after January 4, 2003. The Company is currently evaluating the impact of adoption of this statement, however, the Company does not expect that the adoption of SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

Forward-Looking Statements

     This quarterly report on Form 10-QSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: general economic and industry conditions; slower than anticipated penetration into the satellite communications, defense and wireless markets; the risk that the benefits expected from the acquisition of Filtran Microcircuits Inc. are not realized; the ability to protect proprietary information and technology; competitive products and pricing pressures; the risk that the Company will not be able to continue to raise sufficient capital to expand its operations as currently contemplated by its business strategy; risks relating to governmental regulatory actions in communications and defense programs; risks associated with demand for and market acceptance of existing and newly developed products; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On June 12, 2002, the Company held its Annual Stockholders Meeting at which the stockholders (i) elected three members to the Company's Board of Directors and (ii) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year. The stockholders of the Company elected Mason N. Carter, Albert H. Cohen and David B. Miller as Class III Directors whose terms expire at the 2005 Annual Stockholders Meeting.

     The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, voted upon at the Company's June 12, 2002 Annual Stockholders Meeting:

Election of Directors.

                            For         Withheld
                         ---------      --------
Mason N. Carter          2,847,668       229,907
Albert H. Cohen          2,857,458       220,117
David B. Miller          2,859,529       218,046


Ratification of Ernst & Young LLP as the Company's independent auditors.

          For          Against      Abstained
       ---------       -------      ---------
       2,861,784        12,170       203,621

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       EXHIBIT NO.   DESCRIPTION
       -----------   -----------

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

       EXHIBIT NO.    DESCRIPTION
       -----------    -----------


       10(i)(2) Resolutions of the Board of Directors of Merrimac, adopted June 3, 1998, amending the 1996 Stock Option Plan for Non-Employee Directors of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(h)(2) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

       10(j) Amended and Restated Employment Agreement dated as of January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the year ending July 4, 1998.*

       10(k) Amendment dated August 31, 2000 to the Amended and Restated Employment Agreement dated January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the period ending September 30, 2000.*

       10(l) Amended and Restated Pledge Agreement dated as of July 29, 2002, between Merrimac and Mason N. Carter.*

       10(m) Amended and Restated Promissory Note dated as of July 29, 2002, executed by Mason N. Carter in favor of Merrimac.*

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

       99.1 Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

-----------------------

* Indicates that exhibit is a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

       A Current Report on Form 8-K was filed on April 26, 2002, reporting the termination of the Company's relationship with its auditor Arthur Andersen LLP. The Company reported the hiring of Ernst & Young LLP to serve as the Company's independent auditors.

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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: August 13, 2002              By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: August 13, 2002              By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer