Form 10QSB
period 2002-09-28
MERRIMAC INDUSTRIES INC
filed 2002-11-12
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For the quarterly period ended September 28, 2002 Commission file No. 0-11201
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
   Yes X   No
      ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding at November 8, 2002
-----------------------------                   -------------------------------
Common Stock ($.01 par value)                             3,129,357

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                           MERRIMAC INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------


                                                    September 28,  December 29,
                                                       2002            2001
                                                   --------------  ------------
                                                    (Unaudited)     (Audited)
                                                   --------------  ------------
ASSETS
------
Current assets:
  Cash and cash equivalents ......................    $   930,631  $ 1,844,434
  Accounts receivable, net........................      5,426,634    5,632,008
  Income tax refunds receivable...................        102,611      195,323
  Inventories.....................................      4,744,965    4,797,205
  Other current assets ...........................        387,140      691,712
  Deferred tax assets ............................        548,000      548,000
                                                      -----------  -----------
      Total current assets .......................     12,139,981   13,708,682
                                                      -----------  -----------
Property, plant and equipment at cost.............     35,949,530   33,568,651
  Less accumulated depreciation and amortization..     16,415,632   14,605,751
                                                      -----------  -----------
      Property, plant and equipment, net..........     19,533,898   18,962,900

Other assets .....................................        836,595      676,073
Deferred tax assets, non-current..................      1,064,000    1,194,000
Goodwill..........................................      2,473,900    2,451,037
                                                      -----------  -----------
      Total Assets ...............................    $36,048,374  $36,992,692
                                                      ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------
Current liabilities:
  Current portion of long-term debt ..............    $   866,556  $ 4,368,565
  Accounts payable ...............................      2,002,669    3,577,922
  Accrued liabilities ............................      1,168,427    1,620,305
  Income taxes payable............................         26,750      268,274
                                                      -----------  -----------
      Total current liabilities ..................      4,064,402    9,835,066

Long-term debt, net of current portion ...........      3,658,684    3,871,635
Deferred compensation ............................        131,112      155,768
Deferred liabilities..............................        169,129      118,597
Deferred tax liabilities .........................        958,000      958,000
                                                      -----------  -----------
      Total liabilities ..........................      8,981,327   14,939,066
                                                      -----------  -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share:
    Authorized: 1,000,000 shares
    No shares issued
  Common stock, par value $.01 per share:
    Authorized: 20,000,000 shares
    Issued:  3,200,214 and 2,859,249 shares ......         32,002       28,592
  Common stock warrants...........................        837,200      837,200
  Additional paid-in capital .....................     17,837,699   14,327,586
  Retained earnings ..............................      9,677,137    9,531,445
  Accumulated comprehensive loss..................       (291,551)    (327,066)
                                                      -----------  -----------
                                                       28,092,487   24,397,757
  Less treasury stock, at cost:
    61,400 and 208,904 shares.....................       (457,440)  (1,760,131)
  Less loan to officer-stockholder ...............       (568,000)    (584,000)
                                                      -----------  -----------
      Total stockholders' equity .................     27,067,047   22,053,626
                                                      -----------  -----------
      Total Liabilities and Stockholders' Equity .    $36,048,374  $36,992,692
                                                      ===========  ===========

See accompanying notes.

                              MERRIMAC INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE INCOME (LOSS)
                       -------------------------------------
                                   (Unaudited)
                                   -----------

                                                          Quarters Ended             Nine Months Ended
                                                    ---------------------------  ----------------------------
                                                    September 28, September 29,  September 28,  September 29,
                                                         2002         2001           2002          2001
OPERATIONS                                          ---------------------------  ----------------------------
Net sales ...................................         $5,938,929   $5,812,301      $19,251,844   $18,668,833
                                                      ----------   ----------      -----------   -----------
Costs and expenses:
  Cost of sales .............................          3,323,334    2,889,186       10,456,362     8,994,440
  Selling, general and administrative .......          1,820,659    2,281,120        6,451,326     7,013,810
  Research and development ..................            723,337      954,076        1,910,988     2,501,924
  Amortization of goodwill...................                 -        36,948               -        111,492
  Reincorporation charge.....................                 -            -                -        330,000
  Restructuring charge.......................                 -            -           240,000            -
                                                      ----------   ----------      -----------   -----------
                                                       5,867,330    6,161,330       19,058,676    18,951,666
                                                      ----------   ----------      -----------   -----------

Operating income (loss)......................             71,599     (349,029)         193,168      (282,833)
Interest and other expense (income), net ....             24,545      (19,690)         127,476       (69,249)
                                                      ----------   ----------      -----------   -----------
Income (loss) before income taxes............             47,054     (329,339)          65,692      (213,584)
Benefit for income taxes ....................            (10,000)    (120,000)         (80,000)     (110,000)
                                                      ----------   ----------      -----------   -----------
Net income (loss)............................         $   57,054   $ (209,339)     $   145,692   $  (103,584)
                                                      ==========   ==========      ===========   ===========

Net income (loss) per common share:

  Basic and diluted..........................              $ .02        $(.08)           $ .05         $(.04)
                                                          ======        =====            =====         =====

Weighted average number of
  shares outstanding:
  Basic .....................................          3,145,370    2,622,573        3,055,713     2,615,551
                                                       =========    =========        =========     =========
  Diluted....................................          3,147,634    2,622,573        3,098,894     2,615,551
                                                       =========    =========        =========     =========

COMPREHENSIVE INCOME (LOSS)

Net income (loss)............................         $   57,054   $ (209,339)     $   145,692   $  (103,584)
Comprehensive income:
  Foreign currency translation adjustment....           (174,775)    (194,504)          35,515      (248,766)
                                                      ----------   ----------      -----------   -----------
Comprehensive income (loss)..................         $ (117,721)  $ (403,843)     $   181,207   $  (352,350)
                                                      ==========   ==========      ===========   ===========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)
                                  -----------

                                                         Nine Months Ended
                                                    ---------------------------
                                                    September 28, September 29,
                                                         2002           2001
                                                    ------------- -------------
Cash flows from operating activities:
  Net income (loss).................................. $  145,692    $ (103,584)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Depreciation and amortization..................  1,938,138     1,673,277
      Amortization of goodwill ......................         -        111,492
      Amortization of deferred income................    (65,466)      (65,474)
      Deferred and other compensation................     62,568        63,925
      Deferred income taxes..........................         -        (60,000)
      Changes in operating assets and liabilities:
        Accounts receivable..........................    205,374       900,323
        Income tax refunds receivable................     92,712       (95,568)
        Inventories..................................     52,239    (1,301,255)
        Other current assets.........................    264,573      (262,743)
        Other assets.................................   (160,522)       72,311
        Accounts payable............................. (1,881,560)     (604,443)
        Accrued liabilities..........................   (451,878)     (300,869)
        Income taxes payable.........................   (111,524)     (173,000)
        Deferred compensation........................    (31,224)      (40,126)
        Other liabilities............................    115,998       130,643
                                                      ----------    ----------
Net cash provided by (used in) operating activities..    175,120       (55,091)
                                                      ----------    ----------
Cash flows from investing activities:
  Purchase of capital assets......................... (2,193,192)   (7,390,777)
                                                      ----------    ----------
Net cash used in investing activities................ (2,193,192)   (7,390,777)
                                                      ----------    ----------
Cash flows from financing activities:
  Borrowing under revolving credit facility..........    500,000     4,500,000
  Borrowing under lease facility.....................         -        419,192
  Borrowing under mortgage facility..................  2,500,000            -
  Repayment of borrowings............................ (6,721,484)     (110,216)
  Repurchase of common stock.........................   (457,440)           -
  Proceeds from the issuance of common stock, net....  5,110,347            -
  Proceeds from the exercise of stock options........    163,307       198,521
                                                       ----------    ----------
Net cash provided by financing activities............  1,094,730     5,007,497
                                                      ----------     ----------
Effect of exchange rate changes......................      9,539       (56,331)
                                                      ----------     ---------
Net decrease in cash and cash equivalents............   (913,803)   (2,494,702)
Cash and cash equivalents at beginning of year.......  1,844,434     3,425,390
                                                      ----------    ----------
Cash and cash equivalents at end of period........... $  930,631    $  930,688
                                                      ==========    ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes..................................... $   24,645    $  302,253
                                                      ==========    ==========
    Loan interest.................................... $  185,860    $  126,070
                                                      ==========    ==========

  Unpaid purchases of capital assets................. $  306,000    $1,673,592
                                                      ==========    ==========

See accompanying notes.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.   Basis of presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 28, 2002 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for December 29, 2001. Certain prior year amounts have been reclassified to conform to current year presentation.

B.   Contract revenue recognition

     Sales and related cost of sales on fixed-price contracts that require customization of products to customer specifications are recorded as title to these products transfers to the customer, which is generally on the date of shipment. Prior to shipment, manufacturing costs incurred on such contracts are recorded as work-in-process inventory. Anticipated losses on contracts are charged to operations when identified. Revenue related to non-recurring engineering charges is generally recognized upon shipment of the initial units produced or based upon contractually established stages of completion.

C.   Private placement of common stock

     On February 28, 2002, the Company sold to DuPont Electronic Technologies 528,400 shares of Common Stock, representing approximately 16.6% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $5,284,000. The Company and DuPont Electronic Technologies have also agreed to work together to better understand the dynamics of the markets for high-frequency electronic components and modules. David B. Miller, Vice President and General Manager of DuPont Electronic Technologies, was appointed to the Company's Board of Directors. As a result of this sale, pursuant to the anti-dilution provisions of the Warrants issued in October 2000, the exercise price of the Warrants was reduced to $17.80 and the number of shares subject to the Warrants was increased to 429,775.

D.   New accounting standards

     Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has accounted for all of its business combinations using the purchase method of accounting.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     With the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be tested for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Impairment is assessed at the "reporting unit" level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Under the two-step approach, the carrying amount of the reporting unit is compared with its fair value. If the carrying amount of the reporting unit exceeds its fair value, the "implied" fair value (as defined in SFAS No. 142) of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. When the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their estimated useful lives.

     On an annualized basis, the Company expects that the adoption of this accounting standard will reduce the amortization of goodwill and intangibles by approximately $150,000 commencing in 2002. In connection with the adoption of SFAS No. 142, the Company has completed the first of the impairment tests of goodwill as of December 30, 2001 required by the standard, which indicated there was no impairment of goodwill. The Company will perform the required annual assessment during the fourth quarter of 2002.

     Goodwill:

     The changes in the carrying amount of goodwill for the nine month periods ended September 28, 2002 and September 29, 2001 are as follows:

                                           2002           2001
                                        ----------     ----------
Balance, beginning of year              $2,451,037     $2,774,248
Goodwill amortized                              -        (111,492)
Foreign currency adjustment                 22,863       (156,726)
                                        ----------     ----------
Balance, end of period                  $2,473,900     $2,506,030
                                        ==========     ==========


     The  current  impact  that the  adoption  of SFAS No. 142 had on net income
(loss) and net income (loss) per share for the periods presented is as follows:

                                                           Quarters Ended           Nine Months Ended
                                                    ---------------------------  ---------------------------
                                                    September 28, September 29,  September 28, September 29,
                                                        2002          2001           2002          2001
                                                    ---------------------------  ---------------------------
Reported net income (loss) for the period              $57,054      $(209,339)    $145,692       $(103,584)
Add back: Amortization of goodwill                          -          36,948           -          111,492
                                                       -------      ---------      -------       ---------
Adjusted net income (loss) for the period              $57,054      $(172,391)    $145,692       $   7,908
                                                       =======      =========      =======       =========

Basic and diluted net income (loss) per share:
   Reported net income (loss)                            $ .02         $(.08)        $ .05           $(.04)
   Amortization of goodwill                                 -            .01            -              .04
                                                         -----         -----         -----           -----
   Adjusted net income (loss)                            $ .02         $(.07)        $ .05           $  -
                                                         =====         =====         =====           =====


                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     SFAS No. 143, "Accounting for Asset Retirement Obligations" requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company is required to adopt the provisions of SFAS No. 143 effective January 5, 2003. The Company is currently evaluating the impact of adoption of this statement. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company's financial position or results of operations.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" is effective for fiscal periods beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections", will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS No. 13 for certain sale-leaseback and sublease accounting. The Company is required to adopt the provisions of SFAS No. 145 effective January 5, 2003. The Company is currently evaluating the impact of adoption of this statement, however, the Company does not expect that the adoption of SFAS No. 145 will have a material impact on the Company's financial position or results of operations.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after January 4, 2003. The Company is currently evaluating the impact of adoption of this statement to determine if the adoption of SFAS No. 146 will have a material impact on the Company's financial position or results of operations.

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

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


F.   Inventories

     Inventories consist of the following:
                                               September 28,     December 29,
                                                  2002               2001
                                               ------------      -----------
     Finished goods ......................      $  418,840        $  490,135
     Work in process .....................       2,270,573         2,057,036
     Raw materials and purchased parts ...       2,055,552         2,250,034
                                                ----------        ----------
     Total                                      $4,744,965        $4,797,205
                                                ==========        ==========

     Total inventories are net of valuation allowances for obsolescence of $967,000 at September 28, 2002 and $991,000 at December 29, 2001.

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

     Stock options and warrants are excluded from the computation of diluted loss per share in the periods where their effects were antidilutive.

H.   Comprehensive income

     SFAS No. 130, "Reporting Comprehensive Income" defines comprehensive income, which includes items in addition to those reported in the statement of operations, and requires disclosures about the components of comprehensive income. Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by or distributions to stockholders. The Company has determined that the components of comprehensive income (loss) impacting the Company consist primarily of cumulative translation adjustments.

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

J.   Transactions with management and loans to officer-stockholder

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

     On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan will be calculated at a variable interest rate based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the Company will forgive 20% of the amount due under this loan and the accrued interest thereon. During 2002, $56,000 of principal and $12,000 of accrued interest was forgiven. For fiscal year 2003, the Company projects that $56,000 of principal and $8,000 of accrued interest will be forgiven.

                           MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


K.   Current and long-term debt

     The Company was obligated under the following debt instruments at September 28, 2002 and December 29, 2001:


                                                                   September 28,  December 29,
                                                                       2002          2001
                                                                   -------------  ------------
  Fleet Bank (A):
     Revolving credit facility, interest 1/2% below prime ........  $  500,000    $4,000,000
     Mortgage loan, callable March 2007, interest 1/2% below prime   3,412,500     3,500,000

  The Bank of Nova Scotia (B):
     Capital leases, interest 7.0%, due October 2002..............      78,440       131,662
     Capital leases, interest 8.7%, due May 2005..................     213,859       248,191
     Capital leases, interest 7.3%, due April 2006................     174,705       197,033
     Capital leases, interest 7.9%, due June 2006.................     145,736       163,314
                                                                    ----------    ----------
                                                                     4,525,240     8,240,200
     Less current portion.........................................     866,556     4,368,565
                                                                    ----------    ----------
     Long-term portion............................................  $3,658,684    $3,871,635
                                                                    ==========    ==========


     (A) The Company commenced borrowing in April 2001 under its existing revolving credit facility with Fleet Bank, at an interest rate of one-half percent below the bank's floating prime rate, which was 7.0% at that time. During 2001, the Company borrowed an aggregate amount of $7,500,000 under this facility. The weighted average interest rate on the borrowings under this facility during 2002 was 4.25% and the current interest rate is 3.75%.

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

     The   revolving   credit   facility  and  mortgage   loan  are  secured  by
substantially all Company assets located within the United States.

     (B) Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $574,000 at September 28, 2002 and $632,000 at December 29, 2001.

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

     On October 1, 2002, EHI completed the sale of its microelectronics business (excluding optosemiconductors and power modules, but including the RF power business) to Infineon Technologies AG ("Infineon"). As part of this transaction, EHI transferred to Infineon 475,000 shares of the Company and the right to acquire 119,381 shares of the Company's common stock pursuant to the Warrants, and EHI assigned to Infineon its rights in the following agreements between EHI and the Company: (i) the Stock Purchase and Exclusivity Letter Agreement, dated April 7, 2000, as amended by the letter agreement dated February 1, 2002; (ii) the Registration Rights Agreement, dated April 7, 2000; (iii) the Subscription Agreement, dated as of October 26, 2000; and (iv) the Registration Rights Agreement, dated October 26, 2000 (collectively, the "Agreements"). The Company also agreed to make certain modifications to the Agreements and the Warrants. These changes are reflected in the Modification Agreement, dated as of September 27, 2002, between the Company and Infineon.

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

     The Company deferred approximately $102,000 of costs at December 30, 2000 incurred in connection with entering into this agreement and other incremental costs, for the purpose of providing this customer with trained personnel and certain other services required for their dedicated manufacturing capability. Such costs classified in the balance sheet as other assets at December 30, 2000 were recovered through the $200,000 payment received in January 2001 as described above. In January 2002, the Company received the second payment of $150,000 and the final payment of $100,000 is due January 2003. At September 28, 2002, the unamortized amount of $96,000 in payments received is included in deferred liabilities.

N.   Pro forma weighted average number of common shares outstanding

     Had the sale of 528,400 shares of common stock on February 28, 2002 referred to in Note C, Private placement of common stock, occurred at the beginning of the year, the pro forma basic and diluted weighted average number of common shares outstanding would have been:

                                              Nine Months Ended
                                             ------------------
                                             September 28, 2002
                                             ------------------

Basic and diluted:
Actual                                           3,055,713
Adjustment for sale of
Common Stock on February 28, 2002                  119,134
                                                 ---------
Basic - pro forma                                3,174,847
Effect of dilutive securities-
Stock options                                       43,181
                                                 ---------
Diluted - pro forma                              3,218,028
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

     Electronic components: Design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 80% are located in the United States and 20% are located in Costa Rica.

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

                                                   Quarters Ended                    Nine Months Ended
                                             ----------------------------        ----------------------------

                                             September 28,  September 29,        September 28,  September 29,
                                                2002            2001                 2002            2001
                                             ----------------------------        ----------------------------
                                               (In thousands of dollars)           (In thousands of dollars)
Industry segments:
    Sales to unaffiliated customers:
             Electronic components              $ 5,065         $ 4,973             $16,825         $15,291
             Microwave micro-circuitry              874             839               2,427           3,378
                                                -------         -------             -------         -------
             Consolidated                       $ 5,939         $ 5,812             $19,252         $18,669
                                                =======         =======             =======         =======

    Income (loss) before provision
      for income taxes:
      Operating income (loss):
             Electronic components              $  (100)        $  (264)            $    98         $  (360)
             Microwave micro-circuitry              172             (85)                 95              77
      Interest and other (expense)
        income, net                                 (25)             20                (127)             69
                                                -------         -------             -------         -------
             Consolidated                       $    47         $  (329)            $    66         $  (214)
                                                =======         =======             =======         =======

      Identifiable assets:
             Electronic components                                                  $30,270         $27,185
             Microwave micro-circuitry                                                4,847           4,694
             Corporate                                                                  931             931
                                                                                    -------         -------
             Consolidated                                                           $36,048         $32,810
                                                                                    =======         =======
      Depreciation and amortization:
             Electronic components              $   654         $   509             $ 1,764         $ 1,432
             Microwave micro-circuitry               53             102                 174             353
                                                -------         -------             -------         -------
             Consolidated                       $   707         $   611             $ 1,938         $ 1,785
                                                =======         =======             =======         =======
      Capital expenditures, net:
             Electronic components              $   535         $ 2,473             $ 2,076         $ 6,989
             Microwave micro-circuitry               24              -                  117             402
                                                -------         -------             -------         -------
             Consolidated                       $   559         $ 2,473             $ 2,193         $ 7,391
                                                =======         =======             =======         =======

P. Restructuring and related charges

     As a result of a decline in orders received from its customers during the first six months of 2002, the Company reduced head count by 23 persons, principally involved in production, manufacturing support and sales. We recorded a personnel restructuring charge of $240,000 consisting of severance and certain other personnel costs, during the second quarter of 2002. The company paid substantially all of the accrued restructuring charge of $240,000 during the third quarter of 2002.

Q. Subsequent event: reorganization and restructuring

     The Company reorganized its operations, effective November 1, 2002, to reflect a more market-driven focus and to better support its customer base. The Company believes this will be accomplished by combining all of its technologies into a single cohesive unit. This reorganization allows the Company to increase its breadth of product offerings and offer more integrated solutions.

     Concurrent with the reorganization, the Company reduced its personnel complement by approximately 5%. The Company will make provisions for restructuring and potentially other charges, which amount is presently undetermined, in the fourth quarter of 2002 for the costs associated with the reorganization and restructuring.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                  ---------------------------------------------
                                   (Unaudited)
                                   -----------


The following table displays line items in the Consolidated Statements of Operations as a percentage of net sales.




                                                     Percentage of Net Sales       Percentage of Net Sales
                                                  ----------------------------   ----------------------------
                                                        Quarters Ended               Nine Months Ended
                                                  ----------------------------   ----------------------------
                                                  September 28,  September 29,   September 28,  September 29,
                                                       2002           2001            2002           2001
                                                  -------------  -------------   -------------  -------------
Net sales....................................          100.0%         100.0%          100.0%         100.0%
                                                       ------         ------          ------         ------
Costs and expenses:
  Cost of sales..............................           56.0           49.7            54.3           48.2
  Selling, general and administrative........           30.6           39.2            33.5           37.5
  Research and development...................           12.2           16.4             9.9           13.4
  Amortization of goodwill...................             -              .7              -              .6
  Reincorporation charge.....................             -              -               -             1.8
  Restructuring charge.......................             -              -              1.3             -
                                                       ------         ------          ------         ------
                                                        98.8          106.0            99.0          101.5
                                                       ------         ------          ------         ------

Operating income (loss)......................            1.2           (6.0)            1.0           (1.5)
Interest and other expense (income), net.....             .4            (.3)             .6            (.4)
                                                       ------         ------          ------         ------

Income (loss) before income taxes............             .8           (5.7)             .4           (1.1)
Benefit for income taxes.....................            (.2)          (2.1)            (.4)           (.6)
                                                       ------         ------          ------         ------
Net income (loss)............................            1.0%          (3.6)%            .8%           (.5)%
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

     The following is a summary of the carrying amounts of the Multi-Mix(R) Microtechnology net assets included in the Company's consolidated financial statements at September 28, 2002 and the related future planned purchases and lease obligation commitments through January 2006.

         Net assets:
         Property, plant and equipment, at cost              $14,318,000
         Less accumulated depreciation and amortization        1,949,000
                                                             -----------
         Property, plant and equipment, net                   12,369,000
         Inventories                                           1,184,000
         Other assets, net                                       812,000
                                                             -----------
         Total net assets at September 28, 2002              $14,365,000
                                                             ===========
         Commitments:
         Planned equipment purchases for 2002                   $800,000
         Lease obligations through January 2006                  963,000
                                                             -----------
         Total commitments                                   $ 1,763,000
                                                             -----------
         Total net assets and commitments                    $16,128,000
                                                             ===========

     Due to economic and market conditions in the wireless telecommunications industry, the system service providers have significantly reduced their capital equipment purchases from our customers. These circumstances have caused the Company's customers to delay or cancel Multi-Mix(R) Microtechnology product purchases that had been anticipated for 2002. While the Company continues to pursue new business opportunities, a continued delay or reduction from anticipated levels in new orders for these products would require the Company to reassess the carrying value of such assets or pursue alternatives (including a potential write-off) related to the utilization or realization of these assets and commitments, the result of which could be materially adverse to the financial results and position of the Company. The Company has made no such determination at this time.

     The Company's planned equipment purchases and other commitments are expected to be funded through a $6,500,000 revolving credit facility, which has been extended to June 30, 2003, and supplemented by cash resources and cash flows that are expected to be provided by operations.

     Contract revenue recognition and related costs on fixed-price contracts that require customization of products to customer specifications are recorded when title transfers to the customer, which is generally on the date of shipment. Prior to shipment, manufacturing costs incurred on such contracts are recorded as work-in-process inventory. Anticipated losses on contracts are charged to operations when identified. Revenue related to non-recurring engineering charges is generally recognized upon shipment of the initial units produced or based upon contractually established stages of completion.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. As of September 28, 2002, the Company held inventories valued at $4,745,000 which is net of a $967,000 valuation allowance for obsolescence, which is based upon an established inventory turnover model.

     With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Based on an appraisal conducted by an independent appraisal firm, we believe the estimated fair value of the Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI") at December 30, 2001 exceeds the carrying value of the net assets of the microwave micro-circuitry reporting segment and, therefore, there was no impairment of goodwill. The Company will perform the required annual assessment during the fourth quarter of 2002.


     Third quarter and the first nine months of 2002 compared to the third quarter and the first nine months of 2001

     Consolidated results of operations for the third quarter of 2002 reflect an increase in net sales from the third quarter of 2001 of $127,000 or 2.2% to $5,939,000. This increase was attributable to increases in net sales of electronic components of $92,000 and microwave micro-circuitry products of $35,000 from FMI. Consolidated results of operations for the first nine months of 2002 reflect an increase in net sales compared to the first nine months of the prior year of $583,000 or 3.1% to $19,252,000. This increase was primarily attributable to a $1,535,000 increase in the net sales of electronic components, which was partially offset by a $952,000 decrease in sales of microwave micro-circuitry products from FMI. The decrease during the first nine months of 2002 in FMI sales was due to softness in the telecommunications sector that FMI serves, principally millimeter wave applications for wireless broadband solutions.

     Orders of $5,773,000 were received during the third quarter of 2002, a decrease of $522,000 or 8.3%, compared to $6,295,000 in orders received during the third quarter of 2001. Orders received during the third quarter of 2002 were approximately 2.8% below third quarter 2002 net sales. Orders of $18,309,000 were received for the first nine months of 2002, a decrease of $2,455,000 or 11.8%, compared to $20,764,000 in orders received for the first nine months of 2001. Orders received for the first nine months of 2002 were approximately 4.9% below net sales recorded in the first nine months of 2002. As a result, backlog decreased by $943,000 or 8.0% to $10,913,000 at the end of the third quarter of 2002, compared to $11,856,000 at year-end 2001. The reductions in orders and backlog reflected significant weakness in certain communications markets that are served by the Company.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The Company believes that the current economic downturn, resulting in reduced spending by wireless service providers, has caused many wireless companies to delay or forego purchases of the Company's products. This is reflected in the decrease in the Company's backlog. However, the Company expects that its satellite and defense customers should continue to maintain their approximate current levels of orders during the remainder of fiscal year 2002, although there are no assurances they will do so. The Company also anticipates increasing levels of orders during the remainder of fiscal year 2002 and for fiscal year 2003 for its new Multi-Mix(R) Microtechnology products, for which the Company has made a significant capital investment and incurred substantial research and development costs. The Company expects that weakness in the telecommunications sector that FMI serves will continue into the fourth quarter of fiscal year 2002.

     Consolidated cost of sales increased $434,000 or 15.0%, and as a percentage of net sales increased 6.3 percentage points to 56.0%, for the third quarter of 2002 compared to the third quarter of 2001. Consolidated cost of sales increased $1,462,000 or 16.3%, and as a percentage of net sales increased 6.1 percentage points to 54.3%, for the first nine months of 2002. Cost of sales increased $590,000 and $2,274,000 for the third quarter and the first nine months of 2002, respectively, in the electronic components segment, resulting from higher sales levels and manufacturing cost increases that were attributable to increases in insurance expense, depreciation, rent and other occupancy expenses and underabsorbed manufacturing overhead expenses related to the expansions of the Company's West Caldwell, New Jersey and Costa Rica manufacturing production facilities. Cost of sales declined $156,000 and $812,000 for the third quarter and the first nine months of 2002, respectively, in the microwave micro-circuitry segment, resulting from the decline in segment sales in the third quarter and the first nine months of 2002 of approximately 4.1% and 28.2%, respectively, compared to the third quarter and the first nine months of 2001.

     Depreciation expense included in cost of sales for the third quarter of 2002 was $529,000, an increase of $66,000 compared to the third quarter of 2001. For the third quarter of 2002, approximately $263,000 of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. Depreciation expense included in the cost of sales for the first nine months of 2002 was $1,561,000, an increase of $209,000 compared to the first nine months of 2001. For the first nine months of 2002, approximately $814,000 of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. Other increases in depreciation expense were a result of higher capital equipment purchases in the current and prior years and the commencement of depreciation expense associated with the West Caldwell, New Jersey 19,200 square-foot building expansion, which was placed into service during the first quarter of 2002. During the third quarter of 2002, depreciation and amortization expense commenced on the recently completed 36,200 square-foot Multi-Mix(R) manufacturing facility in San Jose, Costa Rica.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Consolidated gross profit for the third quarter and the first nine months of 2002 were impacted by the items referred to in the above discussion of consolidated cost of sales. Consolidated gross profit for the third quarter of 2002 was $2,616,000 or 44.0% of net sales compared to consolidated gross profit of $2,923,000 or 50.3% of net sales for the third quarter of 2001. Gross profit for the third quarter of 2002 for the electronic components segment decreased by $498,000 or 19.2% to $2,090,000 which represented 41.3% of segment net sales of $5,065,000, compared to a gross profit of $2,588,000 or 52.0% of segment net sales of $4,973,000 in the third quarter of 2001. Gross profit for the third quarter of 2002 for the microwave micro-circuitry segment increased by $190,000 to $526,000 which represented 60.2% of segment net sales of $874,000, compared to $336,000 or 40.0% of segment net sales of $840,000 in the third quarter of 2001. Consolidated gross profit for the first nine months of 2002 was $8,795,000 or 45.7% of net sales compared to consolidated gross profit of $9,674,000 or 51.8% of net sales for the first nine months of 2001. Gross profit for the first nine months of 2002 for the electronic components segment decreased by $740,000 or 8.9% to $7,531,000 which represented 44.8% of segment net sales of $16,825,000 compared to gross profit of $8,271,000 or 54.1% of segment net sales of $15,291,000 for the first nine months of 2001. Gross profit for the first nine months of 2002 for the microwave micro-circuitry segment decreased by $139,000 or 9.9% to $1,264,000 which represented 52.1% of segment net sales of $2,427,000, compared to $1,404,000 or 41.5% of segment net sales of $3,378,000 for the first nine months of 2001.

     Consolidated selling, general and administrative expenses of $1,821,000 for the third quarter of 2002 decreased by $460,000 or 20.2%, and when expressed as a percentage of net sales, decreased by 8.6 percentage points to 30.7% compared to the third quarter of 2001. The dollar decreases resulted from lower sales commission expenses due to a reduction in commissionable sales for the third quarter of 2002 and lower personnel recruitment costs and professional fees. Selling, general and administrative expenses of $6,451,000 for the first nine months of 2002 decreased by $563,000 or 8.0%, and when expressed as a percentage of net sales, decreased by 4.0 percentage points to 33.5% compared to the first nine months of 2001. The dollar decreases resulted from decreases in sales commission expenses, personnel recruitment costs, marketing expenses and other administrative expenses for the first nine months of 2002.

     Research and development expenses for new products were $723,000 for the third quarter of 2002, a planned decrease of $231,000 or 24.2% compared to the third quarter of 2001. Except for $126,000 of research and development expenses at FMI, an increase of $51,000 over the third quarter of 2001, substantially all of the research and development expenses were related to Multi-Mix(R) Microtechnology and Multi-Mix PICO(TM) products. Research and development expenses for new products were $1,911,000 for the first nine months of 2002, a planned decrease of $591,000 or 23.6% compared to the first nine months of 2001. Except for $380,000 of research and development expenses at FMI, an increase of $155,000 over the first nine months of 2001, substantially all of the research and development expenses were related to Multi-Mix(R) Microtechnology and Multi-Mix PICO(TM) products. We anticipate maintaining current levels of research and development expenses for the remainder of the year.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     Consolidated operating income for the third quarter of 2002 was $72,000. We reported a consolidated operating loss of $349,000 for the third quarter of 2001. As a result of a decline in orders received from its customers during the first six months of 2002, the Company reduced head count by 23 persons, principally involved in production, manufacturing support and sales. We recorded a personnel restructuring charge of $240,000, consisting of severance and certain other personnel costs, during the second quarter of 2002. The Company paid substantially all of the accrued restructuring charge of $240,000 during the third quarter of 2002. For the first nine months of 2002, consolidated operating income was $433,000, before giving effect to the $240,000 second quarter of 2002 personnel restructuring charge and, after including the personnel restructuring charge, was $193,000. Consolidated operating income for the first nine months of 2001 was $47,000 before the effect of charges associated with the reincorporation in Delaware of $330,000 recorded in the first quarter of 2001 and, after including the reincorporation charge, was a consolidated operating loss of $283,000.

     Operating loss for the electronic components segment for the third quarter of 2002 was $100,000 compared to an operating loss of $264,000 in the third quarter of 2001. Operating income for the microwave micro-circuitry segment was $172,000 for the third quarter of 2002 compared to an operating loss of $85,000 for the third quarter of 2001. For the first nine months of 2002, the Company's operating income for its electronic components segment was $296,000 before the effect of charges associated with the personnel restructuring charge and, after inclusion of the $198,000 second quarter personnel restructuring charge, was $98,000. Before the effect of charges associated with the reincorporation in Delaware of $330,000 recorded in the first quarter of 2001, operating loss for the electronic components segment for the first nine months of 2001 was $30,000 and, after the inclusion of the reincorporation charge, the operating loss was $360,000. For the first nine months of 2002, the Company's operating income for its microwave micro-circuitry segment was $137,000 before the effect of charges associated with the personnel restructuring charge and, after inclusion of the $42,000 second quarter personnel restructuring charge, was $95,000.

     Net interest expense was $25,000 for the third quarter of 2002, which compares to net interest income of $20,000 for the third quarter of 2001. Net interest expense was $127,000 for the first nine months of 2002 compared to net interest income of $69,000 for the first nine months of 2001. Interest expense of $58,000 was capitalized to property, plant and equipment in the third quarter of 2001 and $81,000 for the first nine months of 2001. Interest expense for the third quarter of 2002 was principally incurred on borrowings under our revolving credit facility and a mortgage loan in connection with capital equipment purchases and the building expansion constructed during fiscal year 2001. Interest income for the third quarter of 2001 was primarily due to interest earned on the proceeds received from the issuance of common stock in private placements in fiscal year 2000 and interest capitalized to certain long-term construction fixed asset projects that offset interest expense.

     An income tax benefit of $10,000 was recorded for the third quarter of 2002 compared to an income tax benefit of $120,000 for the third quarter of 2001 with an effective tax rate of 36.5%. The principal adjustments to the statutory Federal income tax rate of 34% for the third quarter of 2002 relates to $12,000 in tax credits associated with research and development expenditures. An income tax benefit of $80,000 was recorded for the first nine months of 2002 compared to an income tax benefit of $110,000 for the first nine months of 2001. The principal adjustments to the statutory Federal income tax rate of 34% for the first nine months of 2002 relates to $75,000 in tax credits associated with research and development expenditures.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     During the period ended June 29, 2002, the Company completed the first of the required impairment tests required under SFAS No. 142, which was adopted effective December 30, 2001, related to goodwill. Under the new rules, goodwill is no longer subject to amortization but it is reviewed for potential impairment upon adoption and thereafter annually or upon the occurrence of an impairment indicator. The annual amortization of goodwill, which would have approximated $150,000, is no longer required. Goodwill of approximately $3,100,000, which arose from the acquisition of FMI in 1999, was being amortized on a straight-line basis over twenty years. Amortization of goodwill of $37,000 and $111,000 were recorded for the third quarter and the first nine months of 2001, respectively.

     The Company recorded net income for the third quarter of 2002 of $57,000 compared to a net loss of $209,000 for the third quarter of 2001. On a per share basis, we recorded net income of $.02 per share for the third quarter of 2002 compared to a net loss of $.08 per share reported for the third quarter of 2001.

     Net income for the first nine months of 2002 was $146,000 after giving effect to the personnel restructuring charge of $150,000. For the first nine months of 2001, we reported a net loss of $104,000, after the after-tax effects of the first quarter 2001 reincorporation charge of $198,000. Net income was $.05 per share for the first nine months of 2002 after deducting the $.05 per share personnel restructuring charge. For the first nine months of 2001, net loss per share of $.04 per share was reported, after the after-tax effects of a $.08 per share reincorporation charge reported in the first quarter of 2001.

     The weighted average number of basic shares outstanding increased by approximately 522,000 shares or 19.9% for the third quarter of 2002 compared to the third quarter of 2001, and increased by 440,000 shares or 16.8% for the first nine months of 2002 compared to the first nine months of 2001. The increase in shares outstanding was primarily due to the issuance of 528,000 shares to DuPont Electronic Technologies during the first quarter of 2002.


Liquidity and Capital Resources

     The Company had liquid resources comprised of cash and cash equivalents totaling approximately $900,000 at the end of the third quarter of 2002 compared to approximately $1,800,000 at the end of 2001. The Company's working capital was approximately $8,100,000 and its current ratio was 3.0 to 1 at the end of the third quarter of 2002 compared to $4,000,000 and 1.4 to 1, respectively, at the end of 2001.

     Our operating activities provided net positive cash flows of $175,000 during the first nine months of 2002 compared to negative cash flows of $55,000 during the first nine months of 2001. The primary reason for the positive operating cash flows resulted from depreciation and amortization charges of $1,938,000 and decreases in accounts receivable, inventories and other current assets. These positive cash flows were offset primarily by payments made during the first nine months of 2002 that reduced year-end 2001 accounts payable and accrued liabilities.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

     The Company made net capital investments in property, plant and equipment of $2,193,000 during the first nine months of 2002 (which excludes unpaid invoices for additional capital investments of $306,000 at September 28, 2002), compared to net capital investments made in property, plant and equipment of $7,391,000 during the first nine months of 2001. These capital expenditures are related to new production facilities and processing equipment capabilities in connection with the manufacturing of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $12,369,000 at the end of the third quarter of 2002, an increase of $1,017,000 compared to $11,352,000 at the end of fiscal year 2001.

     In April 2001, the Company commenced borrowing under its $7,500,000 revolving credit facility with Fleet Bank, at an interest rate of one-half percent below the bank's floating prime rate. During fiscal year 2001, the Company borrowed an aggregate amount of $7,500,000 under this facility. The weighted average interest rate on the borrowings under this facility during the third quarter and the first nine months of 2002 was 4.25%, and the current interest rate is 3.75%.

     During the first quarter of 2002, the Company obtained an increase of $2,500,000 in the Company's lines of credit with Fleet Bank to a total of $10,000,000, $3,500,000 of which consists of a first mortgage callable in March 2007 on the Company's West Caldwell, New Jersey manufacturing facility. The $6,500,000 revolving line of credit has been extended for one year to June 30, 2003. The Company successfully completed a private placement of 528,400 shares of common stock on February 28, 2002 that raised $5,284,000 before offering expenses. The Company repaid $5,000,000, all of its then revolving borrowings, to Fleet Bank from the proceeds of that offering. The Company borrowed $500,000 during the third quarter of 2002 from its line of credit with Fleet Bank and currently has $6,000,000 available under this line of credit.

     Management believes that its current revolving credit facility availability, together with its present liquid resources and cash flows that are expected to be provided by operations, should provide sufficient resources for currently contemplated operations during the next twelve months.

     Capital expenditures for new projects and production equipment exceeded depreciation and amortization expenses during the first nine months of 2002 by approximately $561,000, and we anticipate that capital expenditures will exceed depreciation and amortization expenses in fiscal year 2002. The Company intends to issue up to $800,000 of purchase order commitments for building modifications and for capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational and building modifications will be completed during the remainder of 2002 and through fiscal year 2003.

     In February 2001, the Company entered into a new five-year lease in Costa Rica for a 36,200 square-foot facility for manufacturing new Multi-Mix(R) Microtechnology products. The leasehold improvements and capital equipment for this manufacturing facility were recently completed at a cost of approximately $4,800,000 and this facility was opened for production in August 2002. The Company also leases an 8,200 square-foot facility in Costa Rica and the lease ends December 2004. The Company has recently initiated discussions with its co-tenant to relinquish the 8,200 square feet of space it presently occupies and to move its currently conducted operations into the larger facility.

     The Company has been authorized by its Board of Directors to repurchase shares of its Common Stock, from time to time, depending on market conditions and availability of resources. During the first nine months of 2002, the Company repurchased 61,400 shares of Common Stock at a cost of approximately $457,000. Subsequent to the end of the third quarter of 2002, the Company repurchased 10,000 additional shares at a cost of approximately $61,000. No shares were repurchased during fiscal 2001 or fiscal 2000.

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

     On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the Company will forgive 20% of the amount due under this loan and the accrued interest thereon. During 2002, the Company forgave $56,000 of principal and $12,000 of accrued interest and projects that $56,000 of principal and $8,000 of accrued interest will be forgiven in fiscal year 2003.

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

     During the third quarter and the first nine months of 2002, the Company's General Counsel, KMZ Rosenman, was paid $98,000 and $324,000, respectively, for providing legal services to the Company. A director of the Company is Counsel to the firm of KMZ Rosenman.

     During 2002, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide outplacement services to the Company. The Company paid an aggregate of $3,000 and $20,500, respectively, to these companies during the third quarter and the first nine months of 2002. A director of the Company is the Chairman and Chief Executive Officer of each of these companies.

     During the third  quarter and the first nine months of 2002,  a director of
the  Company  was  paid  $9,000  and  $27,000,   respectively,   for   providing
financial-related consulting services to the Company.

     During the third  quarter and the first nine months of 2002,  a director of
the  Company  was  paid  $9,000  and  $27,000,   respectively,   for   providing
technology-related consulting services to the Company.

     During the third quarter of 2002, DuPont Electronic Technologies was paid $11,000 for providing technological and marketing related services on a cost-sharing basis to the Company. The Company expects to be charged $25,000 during the remainder of fiscal year 2002 for similar services under this cost-sharing agreement.

     Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such grant is priced at the fair market value of the Common Stock on the date of such grant. On June 12, 2002, non-qualified stock options to purchase an aggregate of 17,500 shares were issued to seven directors at an exercise price of $9.90 per share.

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

     On February 28, 2002, the Company sold to DuPont Electronic Technologies pursuant to which the Company sold 528,400 shares of Common Stock, representing approximately 16.6% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $5,284,000. The Company and DuPont Electronic Technologies have also agreed to work together to better understand the dynamics of the markets for high-frequency electronic components and modules. David B. Miller, Vice President and General Manager of DuPont Electronic Technologies, was appointed to the Company's Board of Directors. As a result of this sale, pursuant to the anti-dilution provisions of the Warrants issued in October 2000, the exercise price of the Warrants was reduced to $17.80 and the number of shares subject to the Warrants was increased to 429,775.

     On October 1, 2002, EHI completed the sale of its microelectronics business (excluding optosemiconductors and power modules, but including the RF power business) to Infineon Technologies AG ("Infineon"). As part of this transaction, EHI transferred to Infineon 475,000 shares of the Company and the right to acquire 119,381 shares of the Company's common stock pursuant to the Warrants, and EHI assigned to Infineon its rights in the following agreements between EHI and the Company: (i) the Stock Purchase and Exclusivity Letter Agreement, dated April 7, 2000, as amended by the letter agreement dated February 1, 2002; (ii) the Registration Rights Agreement, dated April 7, 2000; (iii) the Subscription Agreement, dated as of October 26, 2000; and (iv) the Registration Rights Agreement, dated October 26, 2000 (collectively, the "Agreements"). The Company also agreed to make certain modifications to the Agreements and the Warrants. These changes are reflected in the Modification Agreement, dated as of September 27, 2002, between the Company and Infineon.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. SFAS No. 141 will not have an impact on the Company's business since the Company has accounted for all of its business combinations using the purchase method of accounting.

     With the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be tested for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Impairment is assessed at the "reporting unit" level by applying a fair value-based test. A reporting unit is defined as the same as or one level below the operating segment level as described in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Under the two-step approach, the carrying amount of the reporting unit is compared with its fair value. If the carrying amount of the reporting unit exceeds its fair value, the "implied" fair value (as defined in SFAS No. 142) of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. When the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their estimated useful lives.

     On an annualized basis, the Company expects that the adoption of this accounting standard will reduce the amortization of goodwill and intangibles by approximately $150,000 commencing in 2002. In connection with the adoption of SFAS No. 142, the Company has completed the first of the impairment tests of goodwill as of December 30, 2001 required by the standard, which indicated there was no impairment of goodwill. The Company will perform the required annual assessment during the fourth quarter of 2002.

     SFAS No. 143, "Accounting for Asset Retirement Obligations" requires that asset retirement obligations that are identifiable upon acquisition and construction, and during the operating life of a long-lived asset be recorded as a liability using the present value of the estimated cash flows. A corresponding amount would be capitalized as part of the asset's carrying amount and amortized to expense over the asset's useful life. The Company is required to adopt the provisions of SFAS No. 143 effective January 5, 2003. The Company is currently evaluating the impact of adoption of this statement. The Company does not expect that the adoption of SFAS No. 143 will have a material impact on the Company's financial position or results of operations.

     SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" is effective for fiscal periods beginning after December 15, 2001. SFAS No. 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company does not expect that the adoption of SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13 and Technical Corrections", will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS No. 13 for certain sale-leaseback and sublease accounting. The Company is required to adopt the provisions of SFAS No. 145 effective January 5, 2003. The Company is currently evaluating the impact of adoption of this statement, however, the Company does not expect that the adoption of SFAS No. 145 will have a material impact on the Company's financial position or results of operations.

     SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS No. 146 effective for exit or disposal activities initiated after January 4, 2003. The Company is currently evaluating the impact of adoption of this statement to determine if the adoption of SFAS No. 146 will have a material impact on the Company's financial position or results of operations.


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

Item 3. Controls and Procedures

     Mason N. Carter, the Company's Chief Executive Officer, and Robert V. Condon, the Company's Chief Financial Officer, have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this report. Based on such evaluation, each of Mason Carter and Robert Condon concluded that the Company's disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation by Mr. Carter and Mr. Condon.

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

       4(g) Amendment No. 6, dated September 18, 2002, to the Rights Agreement, between Merrimac and Mellon Investor
                      Services LLC, as Rights Agent is hereby incorporated by reference to Exhibit 99.3 to Merrimac's Form 8-K for the period ending September 18, 2002.

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

       10(ee) Consent and Waiver, dated as of September 18, 2002, among Merrimac, Ericsson Holding International B.V. and Infineon Technologies AG is hereby incorporated by reference to Exhibit 99.1 to Merrimac's Form 8-K for the period ending September 18, 2002.


       10(ff) Modification Agreement, dated as of September 27, 2002, between Merrimac and Infineon Technologies AG is hereby incorporated by reference to Exhibit 99.2 to Merrimac's Form 8-K for the period ending September 18, 2002.

       10(gg) Letter Agreement, dated February 1, 2002, among Merrimac, Ericsson Holding International B.V. and Ericsson Microelectronics, A.B., which amends the Stock Purchase and Exclusivity Letter, dated April 7, 2000 is hereby incorporated by reference to Exhibit 99.4 to Merrimac's Form 8-K for the period ending September 18, 2002.

       11             Statement re: Computation of earnings per share.

       99.1 Certification Pursuant to Section 1350 to Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.



* Indicates that exhibit is a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

       A Current Report on Form 8-K was filed on September 18, 2002 reporting the transfer of Shares and warrants previously owned by Ericsson Holding International, B.V. to Infineon Technologies AG.

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


                                          MERRIMAC INDUSTRIES, INC.
                                          -------------------------
                                                (Registrant)

    Date: November 8, 2002             By: /s/ Mason N. Carter
                                         -------------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer


    Date: November 8, 2002             By: /s/ Robert V. Condon
                                         -------------------------------------
                                         Robert V. Condon
                                         Vice President, Finance, Treasurer,
                                         Secretary and Chief Financial Officer

CERTIFICATIONS

I, Mason N. Carter, certify that:

     1. I have reviewed this quarterly report on Form 10QSB of Merrimac Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 8, 2002                         /s/ Mason N. Carter
                                                   Chairman, President
                                                   and Chief Executive Officer

CERTIFICATIONS

I, Robert V. Condon, certify that:

     1. I have reviewed this quarterly report on Form 10QSB of Merrimac Industries, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 8, 2002                         /s/ Robert V. Condon
                                                   Vice President, Finance
                                                   and Chief Financial Officer