Form 10KSB/A
period 2002-12-28
MERRIMAC INDUSTRIES INC
filed 2003-05-13
CIK 706864

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB/A
                                (AMENDMENT NO. 1)

                                -----------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the fiscal year ended:               Commission file number:
    DECEMBER 28, 2002                        0-11201

                                -----------------


                            MERRIMAC INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

    DELAWARE                                22-1642321
    (State of Incorporation)                (I.R.S. Employer Identification No.)

               41 FAIRFIELD PLACE, WEST CALDWELL, NEW JERSEY 07006
                    (Address of Principal Executive Offices)

                         REGISTRANT'S TELEPHONE NUMBER:
                                 (973) 575-1300

                                -----------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [] No [X]

As of May 12, 2003, 3,120,591 shares of Common Stock of the Registrant were outstanding. As of May 12, 2003, the aggregate market value of the Common Stock of the Registrant (based upon the last reported sale price of the Common Stock at that date by The American Stock Exchange), excluding shares owned beneficially by affiliates, was approximately $5,724,499.

DOCUMENTS INCORPORATED BY REFERENCE   N/A


                            MERRIMAC INDUSTRIES, INC.
                                   FORM 10-KSB/A
                         AMENDMENT NO. 1 TO FORM 10-KSB/A
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

The Company's Form 10-KSB/A for the fiscal year ended December 28, 2002 is being amended solely for the purpose of amending the Exhibit 99.1 to include the certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Merrimac Industries, Inc.


Date:  May 9, 2003           By: /s/ Mason N. Carter
--------------------------------------------------------------------------------
                                 Chairman, President and Chief Executive Officer



Date:  May 9, 2003           By: /s/ Robert V. Condon
--------------------------------------------------------------------------------
                                 Chief Financial Officer


CERTIFICATION
I, Mason N. Carter, certify that:

     1. I have reviewed this Amendment No. 1 to the annual report on Form 10-KSB/A of Merrimac Industries, Inc.;

     2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

          c) Presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



DATE: May 9, 2003
By: /s/ Mason N. Carter
    -------------------
NAME: Mason N. Carter
TITLE: Chairman, President and Chief Executive Officer

CERTIFICATION
I, Robert V. Condon, certify that:
     1. I have reviewed this Amendment No. 1 to the annual report on Form 10-KSB/A of Merrimac Industries, Inc.;

     2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amendment to the annual report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amendment to the annual report (the "Evaluation Date"); and

          c) Presented in the annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in the annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE: May 9, 2003
BY: /s/ Robert V. Condon
    --------------------
NAME: Robert V. Condon
TITLE: Chief Financial Officer