Form 10QSB
period 2003-03-29
MERRIMAC INDUSTRIES INC
filed 2003-05-13
CIK 706864

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 29, 2003

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

MERRIMAC INDUSTRIES, INC.

(Exact Name of Small Business Issuer as specified in Its Charters)

Delaware	22-1642321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

41 Fairfield Place, West Caldwell, New Jersey 07006

(Address of Principal Executive Offices)

Registrant's telephone number (973) 575-1300

Former name, former address and former fiscal year, if changed since last report: N/A

As of May 12, 2003, 3,120,591 shares of Common Stock, par value $0.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 29, 2003	December 28, 2002
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,146,160	$3,610,798
Accounts receivable, net	5,535,830	3,801,198
Income tax refunds receivable	302,085	300,914
Inventories, net	3,803,224	4,015,331
Other current assets	394,642	318,141
Deferred tax assets	945,000	945,000
Total current assets	13,126,941	12,991,382
Property, plant and equipment at cost	37,242,455	36,420,776
Less accumulated depreciation and amortization	17,993,061	17,138,713
Property, plant and equipment, net	19,249,394	19,282,063
Other assets	790,525	817,305
Deferred tax assets, non-current	929,000	905,000
Goodwill, net	2,691,670	2,491,146
Total Assets	$36,787,530	$36,486,896
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$6,112,365	$6,239,758
Accounts payable	1,932,462	1,554,517
Accrued liabilities	1,655,482	1,541,309
Income taxes payable	28,997	37,857
Total current liabilities	9,729,306	9,373,441
Long-term debt, net of current portion	416,524	429,420
Deferred compensation	115,067	123,452
Deferred liabilities	240,739	155,483
Deferred tax liabilities	1,717,000	1,703,000
Total liabilities	12,218,636	11,784,796
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares
No shares issued
Common stock, par value $.01 per share:
Authorized: 20,000,000 shares
Issued: 3,202,691 and 3,201,069 shares	32,027	32,011
Common stock warrants	837,200	837,200
Additional paid-in capital	17,848,697	17,841,970
Retained earnings	6,940,593	7,395,978
Accumulated other comprehensive income (loss)	52,243	(263,193)
	25,710,760	25,843,966
Less treasury stock, at cost:
82,100 shares at March 29, 2003 and December 28, 2002	(573,866)	(573,866)
Less loan to officer-stockholder	(568,000)	(568,000)
Total stockholders' equity	24,568,894	24,702,100
Total Liabilities and Stockholders' Equity	$36,787,530	$36,486,896

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended
	March 29, 2003	March 30, 2002
OPERATIONS
Net sales	$6,511,644	$6,850,587
Costs and expenses:
Cost of sales	4,059,703	3,656,307
Selling, general and administrative	2,329,394	2,343,780
Research and development	599,731	575,547
	6,988,828	6,575,634
Operating income (loss)	(477,184)	274,953
Interest and other expense, net	59,201	62,116
Income (loss) before income taxes	(536,385)	212,837
Provision (benefit) for income taxes	(81,000)	70,000
Net income (loss)	$(455,385)	$142,837
Net income (loss) per common share:
Basic and diluted	$(.15)	$.05
Weighted average number of shares outstanding:
Basic	3,120,095	2,835,381
Diluted	3,120,095	2,943,428
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(455,385)	$142,837
Comprehensive income (loss):
Foreign currency translation adjustment	315,436	(13,607)
Comprenhensive income (loss)	$(139,949)	$129,230

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Quarter Ended
	March 29, 2003	March 30, 2002
Cash flows from operating activities:
Net income (loss)	$(455,385)	$142,837
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	796,717	613,043
Amortization of deferred income	(21,822)	(21,822)
Deferred and other compensation	1,802	2,174
Changes in operating assets and liabilities:
Accounts receivable	(1,734,632)	1,082,626
Income tax refunds receivable	—	8,836
Inventories	212,107	91,093
Other current assets	(76,501)	325,415
Other assets	26,780	(39,971)
Accounts payable	259,703	(1,878,603)
Accrued liabilities	114,173	(256,370)
Income taxes payable	(8,860)	7,646
Deferred compensation	(10,187)	(10,299)
Other liabilities	107,078	100,556
Net cash (used in) provided by operating activities	(789,027)	167,161
Cash flows from investing activities:
Purchase of capital assets	(565,802)	(708,940)
Net cash used in investing activities	(565,802)	(708,940)
Cash flows from financing activities:
Borrowing under mortgage facility	—	2,500,000
Repayment of borrowings	(179,280)	(6,543,001)
Proceeds from the issuance of common stock, net	—	5,084,130
Proceeds from the exercise of stock options	6,743	74,052
Net cash (used in) provided by financing activities	(172,537)	1,115,181
Effect of exchange rate changes	62,728	(3,715)
Net (decrease) increase in cash and cash equivalents	(1,464,638)	569,687
Cash and cash equivalents at beginning of period	3,610,798	1,844,434
Cash and cash equivalents at end of period	$2,146,160	$2,414,121
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$28,000	$61,760
Loan interest	$68,354	$73,200
Unpaid purchases of capital assets	$118,000	$249,000

See accompanying notes.

MERRIMAC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 29, 2003 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for December 28, 2002.

2.    Debt classification and management's plans

As discussed in Note 12, on April 17, 2003, the Company and Fleet Bank entered into bank modification agreements that waived compliance with certain covenants and further amended the applicable terms of the agreement and covenants. The Company has classified the amounts owed to Fleet Bank which are due on January 31, 2004, as a current liability at March 29, 2003 and December 28, 2002.

Management of the Company is contemplating additional cost and capital expenditure reductions as a means to improve cash flow. Management also believes that the potential exists for various financing alternatives, including but not limited to obtaining secured financing from an asset based lender and/or a sale and lease-back of certain property. Management believes any one of these financing alternatives, combined with current liquid resources and the expected cash flows from operations should be sufficient to meet the obligations to Fleet Bank and currently contemplated operations during the next twelve months.

3.    Contract revenue recognition

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

4.    Private placement of common stock

On February 28, 2002, the Company sold to DuPont Electronic Technologies 528,413 shares of Common Stock, representing approximately 16.6% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $5,284,000. The Company and DuPont Electronic Technologies have also agreed to work together to better understand the dynamics of the markets for high-frequency electronic components and modules. David B. Miller, Vice President and General Manager of DuPont Electronic Technologies, was appointed to the Company's Board of Directors. As a result of this sale, pursuant to the anti-dilution provisions of the Warrants issued in conjunction with the private placement of 360,000 shares of Common Stock in October 2000, the exercise price of the Warrants was reduced to $17.80 and the number of shares subject to the Warrants was increased to 429,775.

5.    Adoption of Accounting Standards

SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the fair value for an asset retirement obligation to be recorded in the period in which it is incurred. The Company adopted the provisions of SFAS No. 143, effective December 29, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

MERRIMAC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS No. 13 for certain sale-leaseback and sublease accounting. The Company adopted the provisions of SFAS No. 145, effective December 29, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of SFAS No. 146, effective for exit or disposal activities initiated after December 28, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

FASB Interpretation No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 expands on the accounting guidance of SFAS No. 5 "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of the Indebtedness of Others," which is superseded. The initial recognition requirements in this Interpretation are effective for periods ending after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

6.    Goodwill

The changes in the carrying amount of goodwill for the three-month periods ended March 29, 2003 and March 30, 2002 are as follows:

	2003	2002
Balance, beginning of period	$2,491,146	$2,451,037
Foreign currency adjustment	200,524	(8,504)
Balance, end of period	$2,691,670	$2,442,533

7.    Inventories

Inventories consist of the following:

	March 29, 2003	December 28, 2002
Finished goods	$217,200	$414,233
Work in process	2,014,444	2,019,779
Raw materials and purchased parts	1,571,580	1,581,319
Total	$3,803,224	$4,015,331

Total inventories are net of valuation allowances for obsolescence of $1,159,000 at March 29, 2003 and $1,422,000 at December 28, 2002.

MERRIMAC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Net income (loss) per common share

Basic net income (loss) per common share is calculated by dividing net income (loss), less dividends on preferred stock, if any, by the weighted average common shares outstanding during the period.

The calculation of diluted net income (loss) per common share is similar to that of basic net income per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable under stock options and warrants, were issued during the reporting period to the extent they are not anti-dilutive.

9.    Comprehensive income (loss)

Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by or distributions to stockholders. The Company has determined the component of comprehensive income (loss) impacting the Company is cumulative translation adjustments.

10.    Accounting period

The Company's fiscal year is the 52-53 week period ending on the Saturday closest to December 31. The Company has quarterly dates that correspond with the Saturday closest to the last day of each calendar quarter and each quarter consists of 13 weeks in a 52-week year. Periodically, the additional week to make a 53-week year (fiscal year 1997 was the last and fiscal year 2003 will be the next) is added to the fourth quarter, making such quarter consist of 14 weeks.

11.    Transactions with management and loan to officer-stockholder

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

MERRIMAC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Current and long-term debt

The Company was obligated under the following debt instruments at March 29, 2003 and December 28, 2002:

	March 29, 2003	December 28, 2002
Fleet Bank (A):
Mortgage loan, callable January 31, 2004, interest ½% below prime	$3,325,000	$3,368,750
Term loan, callable January 31, 2004, interest LIBOR plus 2%	2,622,857	2,720,000
The Bank of Nova Scotia (B):
Capital leases, interest 6.7%, due October 2004	66,296	70,553
Capital leases, interest 8.7%, due June 2005	202,416	202,420
Capital leases, interest 7.3%, due April 2006	169,873	167,435
Capital leases, interest 7.9%, due June 2006	142,447	140,020
	6,528,889	6,669,178
Less current portion	6,112,365	6,239,758
Long-term portion	$416,524	$429,420

(A)	The Company commenced borrowing in April 2001 under a $7,500,000 revolving credit facility with Fleet Bank, at an interest rate of one-half percent below the bank's floating prime rate. The weighted average interest rate on the borrowings under this facility during 2002 was 4.22% and the interest rate at March 29, 2003 and December 28, 2002 was 3.75%.
During the first quarter of 2002, the Company obtained an increase of $2,500,000 in the Company's lines of credit with Fleet Bank to a total of $10,000,000, $3,500,000 of which consisted of a first mortgage originally callable in March 2007 on the Company's West Caldwell, New Jersey manufacturing facility.
In December 2002 the Company borrowed $2,720,000 under a seven-year term loan with Fleet Bank, which lowered the amount available under its revolving line of credit to $3,780,000. The interest rate on the borrowings under this facility was 3.34% and 3.42% at March 29, 2003 and December 28, 2002, respectively.
The Company successfully completed a private placement of 528,413 shares of Company Common Stock on February 28, 2002 that raised $5,284,000 before offering expenses. From the proceeds of that offering, the Company repaid the $5,000,000 then outstanding under the revolving credit facility.
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
On April 17, 2003, the Company and Fleet Bank entered into bank modification agreements, that waived compliance with certain covenants and further amended the applicable terms of the agreements and covenants. The Company is in compliance with the amended covenants at March 29, 2003. Under the amended loan agreements, Fleet Bank reduced the amount available under its revolving credit facility to $1,000,000, based upon availability under a borrowing base calculation (70% of eligible accounts receivable as defined in the modified loan agreements), and changed the maturity date of the Company's $3,500,000 first mortgage loan and the $2,720,000 term loan to January 31, 2004, while extending the maturity date of the revolving credit facility to January 31, 2004. In connection with these modification agreements, the Company paid a $100,000 fee to Fleet Bank and will accelerate the amortization of deferred financing costs of $190,000 through January 31, 2004. The loan agreements contain a material adverse change clause, under which Fleet Bank, in its good faith opinion, can determine that the Company is in default under the agreements. The Company believes that this clause is a Subjective Acceleration Clause as indicated in FASB Technical Bulletin 79-3, and, based upon the Company's assessment under those guidelines, among other factors, has classified the amounts as a current liability at March 29, 2003 and December 28, 2002.
Management's plans in connection with its debt obligations are outlined in Note 2.
(B)	Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $540,000 at March 29, 2003 and $559,000 at December 28, 2002.

MERRIMAC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    Stock-based compensation

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company is required to adopt the provisions of SFAS No. 148 in its financial statements for the fiscal year ending January 3, 2004. As permitted by SFAS No. 148, the Company will continue to apply the provisions of APB Opinion No. 25 "Accounting for Stock-Based Compensation," for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

The table below sets forth the pro forma net income (loss) and the pro forma net income (loss) per share information as calculated in accordance with SFAS No. 123 for the three-month periods ended March 29, 2003 and March 30, 2002:

	2003	2002
Net income (loss) – as reported	$(455,385)	$142,837
Less: Stock-based compensation expense determined using the fair value method	(74,000)	(136,500)
Net income (loss) – pro forma	$(529,385)	$6,337
Basic earnings (loss) per share:
As reported	$(.15)	$.05
Pro forma	$(.17)	$.00
Diluted earnings (loss) per share:
As reported	$(.15)	$.05
Pro forma	$(.17)	$.00

The SFAS No. 123 method of accounting has been applied to options granted in periods after December 31, 1994 and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

The fair value of each of the options granted in 2003 and 2002 was estimated on the date of grant using the Black-Scholes option valuation model.

The following weighted average assumptions were utilized:

	2003	2002
Expected option life (years)	1.0	2.4
Expected volatility	45.00%	45.00%
Risk-free interest rate	2.50%	3.50%
Expected dividend yield	0.00%	0.00%

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

MERRIMAC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Lease modification and facility sharing agreement

The Company entered into an agreement effective January 2001, with a customer to relinquish to this customer approximately half of the Company's 17,000 square-foot leased manufacturing facility in Costa Rica. Associated with the transaction, the Company entered into a new four-year lease agreement with a five-year renewal option with its Costa Rica landlord for the reduced space. In addition, the Company transferred certain employees to its customer, agreed to share certain personnel resources and common costs, and committed to provide certain management, administrative and other services to its customer. On March 31, 2003, the Company relinquished the balance of the space to its customer.

In connection with the 2001 agreement, the Company received $350,000 from its customer with the final payment of $100,000 received in January 2003.

In February 2001, the Company entered into a five-year lease in Costa Rica for a 36,200 square-foot facility for manufacturing new Multi-Mix® Microtechnology products. The leasehold improvements and capital equipment for this manufacturing facility were completed at a cost of approximately $5,600,000 and this facility was opened for production in August 2002.

15.    Pro forma weighted average number of common shares outstanding

Had the sale of 528,413 shares of common stock on February 28, 2002 referred to in Note 4, Private placement of common stock, occurred at the beginning of the year, the pro forma basic and diluted weighted average number of common shares outstanding would have been:

Quarter Ended March 30, 2002
Basic:
Actual	2,835,381
Adjustments for sale of Common Stock on February 28, 2002	348,404
Basic – pro forma	3,183,785
Effect of dilutive securities - Stock options	108,047
Diluted – pro forma	3,291,832

16.    Business segment data

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

Microwave micro-circuitry: Design, manufacture and sale of microstrip, bonded stripline and thick metal-backed Teflon® (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. Of the identifiable assets all are located in Canada.

Information about the Company's operations in different industries follows. Operating income is net sales less operating expenses. Operating expenses exclude interest expense, other income and income taxes. Assets are identified with the appropriate operating segment and are substantially all located in the North America geographic area. Corporate assets consist principally of cash. Corporate expenses are immaterial.

MERRIMAC INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	March 29, 2003	March 30, 2002
	(In thousands of dollars)
Industry segments:
Sales to unaffiliated customers:
Electronic components	$5,956	$6,036
Microwave micro-circuitry	642	1,001
Intersegment sales	(86)	(186)
Consolidated	$6,512	$6,851
Income (loss) before provision for income taxes:
Operating income (loss):
Electronic components	$(352)	$289
Microwave micro-circuitry	(125)	(14)
Interest and other (expense) income, net	(59)	(62)
Consolidated	$(536)	$213
Identifiable assets:
Electronic components	$29,690	$28,950
Microwave micro-circuitry	5,110	5,311
Corporate	2,146	2,414
Intersegment	(158)	(248)
Consolidated	$36,788	$36,427
Depreciation and amortization:
Electronic components	$742	$544
Microwave micro-circuitry	55	69
Consolidated	$797	$613
Capital expenditures, net:
Electronic components	$524	$672
Microwave micro-circuitry	42	37
Consolidated	$566	$709

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
(Unaudited)

The following table displays line items in the Consolidated Statements of Operations as a percentage of net sales.

	Percentage of Net Sales
	Quarter Ended
	March 29, 2003	March 30, 2002
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	62.3	53.4
Selling, general and administrative	35.8	34.2
Research and development	9.2	8.4
	107.3	96.0
Operating income (loss)	(7.3)	4.0
Interest and other expense, net	.9	.9
Income (loss) before income taxes	(8.2)	3.1
Provision (benefit) for income taxes	(1.2)	1.0
Net income (loss)	(7.0)%	2.1%

On April 17, 2003, Fleet Bank amended the Company's loan agreements reducing its revolving credit facility from $3,780,000 to $1,000,000, extending the maturity date of the revolving credit facility from June 30, 2003 to January 31, 2004 and shortening the maturity date on each of its first mortgage loan from March 2007 and term loan from December 2009, to January 31, 2004. The Company is treating these loans as current at March 29, 2003 and December 28, 2002. Please see "LIQUIDITY AND CAPITAL RESOURCES".

Critical Accounting Estimates and Policies

The Company's management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders' equity, and revenues and expenses. The management judgments that are currently the most critical are related to the accounting for the Company's investments in Multi-Mix® Microtechnology, contract revenue recognition, inventory valuation, valuation of goodwill and valuation of deferred tax assets.

Following is a summary of the carrying amounts of the Multi-Mix® Microtechnology net assets included in the Company's consolidated financial statements at March 29, 2003 and the related future planned purchases and lease obligation commitments through January 2006.

Net assets:
Property, plant and equipment, at cost	$13,297,000
Less accumulated depreciation and amortization	2,700,000
Property, plant and equipment, net	10,597,000
Inventories	1,014,000
Other assets, net	357,000
Total net assets at March 29, 2003	$11,968,000
Commitments:
Planned equipment purchases for the remainder of 2003	$250,000
Lease obligations through January 2006	874,000
Total commitments	$1,124,000
Total net assets and commitments	$13,092,000

The Company anticipates receiving increasing levels of orders during 2003 for its Multi-Mix® Microtechnology products, for which substantial research and development costs have also been incurred. Due to economic and market conditions in the wireless industry, the telecommunications system service providers have curtailed their capital equipment purchases from our customers. These circumstances have caused the Company's customers to continue to delay Multi-Mix® Microtechnology product purchases that had been anticipated. A continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the Company. The Company has determined no provision is required at this time.

The Company's planned equipment purchases and other commitments are expected to be funded through a revolving credit facility of $1,000,000, which becomes due January 31, 2004, supplemented by cash resources and cash flows that are expected to be provided by operations.

Contract revenue and related costs on fixed-price contacts that require customization of standard products to customer specifications are recorded as title to these products transfers to the customer, which is generally on the date of shipment. Prior to shipment, manufacturing costs incurred on such contracts are recorded as work in process inventory. Anticipated losses on contracts are charged to operations when identified. Revenue related to non-recurring engineering charges is generally recognized upon shipment of the initial units produced or based upon contractually established stages of completion.

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. At March 29, 2003, total inventories of $3,803,000 are net of a $1,159,000 valuation allowance for obsolescence.

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

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance (or write-down) is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 net loss weighed heavily in the overall assessment. As a result of the Company's assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002.

First quarter 2003 compared to first quarter 2002

Consolidated results of operations for the first quarter of 2003 reflect a decrease in net sales from the first quarter of 2002 of $339,000 (or 4.9%) to $6,512,000. This decrease was attributable to an $80,000 decrease in net sales of electronic components and a $259,000 decrease in sales of microwave micro-circuitry products from the Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI"). The decline in sales was primarily attributable to a $1.8 million lower backlog at the beginning of 2003 compared to the beginning of 2002, which reflected continuing significant weakness in certain communications markets that are served by the Company.

Orders of $8,133,000 were received during the first quarter of 2003, an increase of $2,308,000 or 39.6% compared to $5,825,000 in orders received during the first quarter of 2002. Orders received during the first quarter of 2003 exceeded sales during the first quarter of 2003 by approximately 24.9%. As a result, backlog increased by $1,621,000 or 16.1% to $11,665,000 at the end of first quarter 2003 compared to $10,044,000 at year-end 2002, reflecting recent orders received near the end of the first quarter of 2003.

The Company believes that the current economic downturn, resulting in reduced spending by wireless service providers, has caused many wireless companies to delay or forego purchases of the Company's products. However, the Company expects that its defense customers should continue to maintain their approximate current levels of orders during fiscal year 2003, although there are no assurances they will do so. The Company also anticipates increased levels of orders during the fiscal year 2003 for its new Multi-Mix® Microtechnology products, for which the Company has made a significant capital investment and incurred substantial research and development costs. The Company expects that softness in the telecommunications sector that FMI serves, principally millimeter wave applications for wireless broadband solutions, which caused a substantial reduction in the microwave micro-circuitry segment sales and profitability for the first quarter of 2003 compared to prior-year results, will continue in the near term.

Cost of sales increased $403,000 or 11.0%, and as a percentage of net sales increased 8.9 percentage points to 62.3% for the first quarter of 2003. Cost of sales increased $413,000 for the electronic components segment, resulting from higher manufacturing cost increases that were attributable to increases in depreciation and other occupancy expenses related to the expansion of the Company's West Caldwell, New Jersey and Costa Rica manufacturing production facilities. Cost of sales declined $10,000 in the microwave micro-circuitry segment, resulting from the decline in first quarter 2003 segment sales of approximately 31.8% compared to the first quarter of the prior year.

Depreciation expense included in cost of sales was $692,000, an increase of $151,000. For the first quarter of 2003, approximately $419,000 of depreciation expense was associated with Multi-Mix® Microtechnology capital assets. The increase in depreciation expense was a result of higher capital equipment purchases in the prior year related to the new Costa Rica manufacturing facility and the expansion of the West Caldwell, New Jersey manufacturing facility.

Gross profit for the first quarter of 2003 for the electronic components segment decreased by $493,000 to $2,313,000 or 38.8% of segment net sales of $5,956,000 compared to gross profit of $2,806,000 or 46.5% of segment net sales of $6,036,000 in the first quarter of 2002. Gross profit for the first quarter of 2003 for the microwave micro-circuitry segment decreased by $250,000 to $138,000 or 21.5% of segment net sales of $642,000, compared to $388,000 or 38.7% of segment net sales of $1,001,000 in the first quarter of 2002. FMI sales include intersegment sales of $86,000 and $186,000 in the first quarter of 2003 and 2002, respectively. The decline is primarily attributable to competitive pricing conditions in commercial product markets and from under-utilization of the Company's manufacturing facilities.

Selling, general and administrative expenses of $2,329,000 for the first quarter of 2003 decreased by $15,000 or 0.6%, and when expressed as a percentage of net sales, increased by 1.6% to 35.8%.

Research and development expenses for new products were $600,000 for the first quarter of 2003, an increase of $24,000 or 4.2% compared to the first quarter of 2002. Except for $38,000 of expenses in the first quarter of 2003 at FMI, a decrease of $109,000 from the first quarter of the prior year, a majority of the research and development expenses were related to Multi-Mix® Microtechnology and Multi-Mix PICO™ products.

Consolidated operating loss for the first quarter of 2003 was $477,000 compared to consolidated operating income of $275,000 in the first quarter of 2002.

Operating loss for the electronic components segment was $352,000 for the first quarter of 2003 compared to operating income of $289,000 in the first quarter of 2002. Operating loss for the microwave micro-circuitry segment was $125,000 for the first quarter of 2003 compared to an operating loss of $14,000 for the first quarter of 2002.

Interest expense, net was $59,000 for the first quarter of 2003 compared to net interest expense of $62,000 for the first quarter of 2002. Interest expense for the first quarter of 2003 was principally incurred on borrowings under the mortgage loan and the term loan taken out during fiscal year 2002. Interest expense for the first quarter of 2002 was principally incurred on borrowings under a revolving credit facility and mortgage loan in connection with capital equipment purchases and the building expansion constructed during fiscal year 2001.

An income tax benefit of $81,000 was recorded for the first quarter of 2003 with an effective tax rate of 15% compared to a tax provision of $70,000 for the first quarter of 2002 with an effective tax rate of 33%. The tax benefit recorded represents the carryback of the 2003 FMI net operating loss and $20,000 of FMI investment tax credits. No U.S. tax benefits have been recorded in 2003.

Net loss for the first quarter of 2003 was $455,000 compared to net income of $143,000 for the first quarter of 2002. Net loss per share for the first quarter of 2003 was $.15 compared to net income of $.05 per share that was reported in the first quarter of 2002.

The weighted average number of diluted shares outstanding increased by approximately 177,000 shares or 6.0% for the first quarter of 2003 compared to the first quarter of 2002. The increase in shares outstanding was primarily due to the issuance of 528,413 shares to DuPont Electronic Technologies during the first quarter of 2002.

Liquidity and Capital Resources

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $2,100,000 at the end of the first quarter of 2003 compared to approximately $3,600,000 at the end of 2002. The Company's working capital was approximately $3,400,000 and its current ratio was 1.3 at the end of the first quarter of 2003 compared to $3,600,000 and 1.4, respectively, at the end of 2002.

The Company's operating activities utilized cash of $789,000 during the first quarter of 2003 compared to $167,000 of net positive cash flows during the first quarter of 2002. The primary reasons for the operating cash flow usage resulted from the net loss of $455,000, and an increase in accounts receivable of $1,735,000 offset by depreciation and amortization charges of $797,000, lower inventory levels and increases in accounts payable and accrued liability amounts.

The Company made net cash investments in property, plant and equipment of $566,000 during the first quarter of 2003, (and had unpaid invoices for such investments of $118,000 at March 29, 2003), compared to net cash investments made in property, plant and equipment of $709,000 (and unpaid invoices for such investments of $249,000 at March 30, 2002) during the first quarter of 2002. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix® Microtechnology was $10,597,000 at the end of the first quarter 2003, an increase of $124,000 compared to $10,473,000 at the end of fiscal year 2002.

In April 2001, the Company commenced borrowing under a $7,500,000 revolving credit facility with Fleet Bank, at an interest rate of one-half percent below the bank's floating prime rate. The weighted average interest rate on the borrowings under this facility during 2002 was 4.22%, and the current interest rate is 3.75% at March 29, 2003 and December 28, 2002.

During the first quarter of 2002, the Company obtained an increase of $2,500,000 in the Company's lines of credit with Fleet Bank to a total of $10,000,000, $3,500,000 of which consisted of a first mortgage originally callable in March 2007 on the Company's West Caldwell, New Jersey manufacturing facility.

In December 2002 the Company borrowed $2,720,000 under a seven-year term loan with Fleet Bank, which lowered the amount available under its revolving line of credit to $3,780,000. The interest rate on the borrowings under this facility was 3.34% and 3.42% at March 29, 2003 and December 28, 2002, respectively.

The Company successfully completed a private placement of 528,413 shares of Company Common Stock on February 28, 2002 that raised $5,284,000 before offering expenses. From the proceeds of that offering, the Company repaid the $5,000,000 then outstanding under the revolving credit facility.

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

On April 17, 2003, the Company and Fleet Bank entered into bank modification agreements, that waived compliance with certain covenants and further amended the applicable terms of the agreements and covenants. The Company is in compliance with the amended covenants at March 29, 2003. Under the amended loan agreements, Fleet Bank reduced the amount available under its revolving credit facility to $1,000,000, based upon availability under a borrowing base calculation (70% of eligible accounts receivable as defined in the modified loan agreements), and changed the maturity date of the Company's $3,500,000 first mortgage loan and the $2,720,000 term loan to January 31, 2004, while extending the maturity date of the revolving credit facility to January 31, 2004. In connection with these modification agreements, the Company paid a $100,000 fee to Fleet Bank and will accelerate the amortization of deferred financing costs of $190,000 through January 31, 2004. The loan agreements contain a material adverse change clause, under which Fleet Bank, in its good faith opinion, can determine that the Company is in default under the agreements. The Company believes that this clause is a Subjective Acceleration Clause as indicated in FASB Technical Bulletin 79-3, and, based upon the Company's assessment under those guidelines, among other factors, it has classified the amounts as a current liability at March 29, 2003 and December 28, 2002.

Management of the Company is contemplating additional cost and capital expenditure reductions as a means to improve cash flow. Management also believes that the potential exists for various financing alternatives, including but not limited to obtaining secured financing from an asset based lender and/or a sale and lease-back of certain property. While management believes any one of these financing alternatives, combined with current liquid resources and the expected cash flows from operations should be sufficient to meet the obligations to Fleet Bank and currently contemplated operations during the next twelve months, there can be no assurance that any alternative financings can be obtained by the Company.

Depreciation and amortization expenses exceeded capital expenditures for new projects and production equipment during the first quarter of 2003 by approximately $231,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2003. The Company intends to issue commitments to purchase $500,000 of capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during the second and third quarters of 2003.

The Company entered into an agreement effective January 2001, with a customer to relinquish to this customer approximately half of the Company's 17,000 square-foot leased manufacturing facility in Costa Rica. Associated with the transaction, the Company entered into a new four-year lease agreement with a five-year renewal option with its Costa Rica landlord for the reduced space. In addition, the Company transferred certain employees to its customer, agreed to share certain personnel resources and common costs, and committed to provide certain management, administrative and other services to its customer. On March 31, 2003, the Company relinquished the balance of the space to its customer.

In connection with the 2001 agreement, the Company received $350,000 from its customer with the final payment of $100,000 received in January 2003.

In February 2001, the Company entered into a five-year lease in Costa Rica for a 36,200 square-foot facility for manufacturing new Multi-Mix® Microtechnology products. The leasehold improvements and capital equipment for this manufacturing facility were recently completed at a cost of approximately $5,600,000 and this facility was opened for production in August 2002.

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

During the first quarter of 2003, the Company's General Counsel KMZ Rosenman was paid $39,000 for providing legal services to the Company. A director of the Company is Counsel to KMZ Rosenman but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2003, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $29,000 to these companies during the first quarter of 2003. A director of the Company is the Chairman and Chief Executive Officer of these companies.

During the first quarter of 2003, a director of the Company was paid $9,000 for providing financial-related consulting services to the Company.

During the first quarter of 2003, a director of the Company was paid $9,000 for providing technology-related consulting services to the Company.

During the first quarter of 2003, DuPont Electronic Technologies, a stockholder, was paid $25,000 for providing technological and marketing related services on a cost-sharing basis to the Company.

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

On April 7, 2000, the Company entered into a stock purchase and exclusivity agreement with Ericsson Microelectronics, A.B. ("Ericsson") and Ericsson Holding International, B.V. ("EHI") pursuant to which the Company sold to EHI 375,000 shares of Common Stock, representing approximately 17.5% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $3,375,000. The stock purchase and exclusivity agreement also provides that the Company will design, develop and produce exclusively for Ericsson certain Multi-Mix® products that incorporate active RF power transistors for use in wireless basestation applications, television transmitters and certain other applications that are intended for Bluetooth transceivers.

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

Infineon, the Adam Smith Investors and DuPont hold registration rights which give them the right to register certain shares of Common Stock of the Company.

Recent Accounting Pronouncements

SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the fair value for an asset retirement obligation to be recorded in the period in which it is incurred. The Company adopted the provisions of SFAS No. 143, effective December 29, 2002. The adoption of SFAS No. 143 did not have a material impact on the Company's financial position or results of operations.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS No. 13 for certain sale-leaseback and sublease accounting. The Company adopted the provisions of SFAS No. 145, effective December 29, 2002. The adoption of SFAS No. 145 did not have a material impact on the Company's financial position or results of operations.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of SFAS No. 146 effective for exit or disposal activities initiated after December 28, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company is required to adopt the provisions of SFAS No. 148 in its financial statements for the fiscal year ending January 3, 2004. As permitted by SFAS No. 148, the Company will continue to apply the provisions of APB Opinion No. 25 "Accounting for Stock-Based Compensation," for all employee stock option grants and has elected to disclose pro-forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs. In addition, the Company is awaiting further guidance and clarity that may result from current FASB and International Accounting Standards Board stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair-value based expense recognition.

FASB Interpretation No. 45, ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 expands on the accounting guidance of SFAS No. 5 "Accounting for Contingencies," SFAS No. 57 "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of the Indebtedness of Others," which is superseded. The initial recognition requirements in this Interpretation are effective for periods ending after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains statements relating to future results of Merrimac Industries, Inc. ("Merrimac" and together with its subsidiaries, the "Company"), including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: general economic and industry conditions; slower than anticipated penetration into the satellite communications, defense and wireless markets; the ability to protect proprietary information and technology; competitive products and pricing pressures; the risk that Merrimac will not be able to continue to raise sufficient capital to expand its operations as currently contemplated by its business strategy; risks relating to governmental regulatory actions in communications and defense programs; risks associated with demand for and market acceptance of existing and newly developed products; inventory risks due to technological innovation and product obsolescence; and the risk that the benefits expected from the acquisition of Filtran Microcircuits Inc. are not realized, as well as other risks and uncertainties, including but not limited to those detailed from time to time in Merrimac's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-QSB, and Merrimac undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.    CONTROLS AND PROCEDURES

In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Exchange Act. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description of Exhibit
3(a)	Certificate of Incorporation of Merrimac is hereby incorporated by reference to Exhibit 3(i)(b) to Post-Effective Amendment No. 2 to the Registration Statement on Form S-8 (No. 33-68862) of Merrimac dated February 23, 2001.
3(b)	By-laws of Merrimac are hereby incorporated by reference to Exhibit 3(ii)(b) to Post-Effective Amendment No. 2 to the Registration Statement on Form S-8 (No. 33-68862) of Merrimac dated February 23, 2001.
4(a)	Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K for the period ending March 9, 1999.
4(b)	Amendment No. 1 dated as of June 9, 1999, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K for the period ending June 9, 1999.
4(c)	Amendment No. 2 dated as of April 7, 2000, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 2 to Merrimac's Current Report on Form 8-K for the period ending April 10, 2000.
4(d)	Amendment No. 3 dated as of October 26, 2000, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 2 to Merrimac's Current Report on Form 8-K for the period ending October 27, 2000.

Exhibit Number	Description of Exhibit
4(e)	Amendment No. 4 dated as of February 21, 2001, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and Mellon Investor Services, L.L.C. (formerly known as ChaseMellon Stockholder Services, L.L.C.), as Rights Agent, is hereby incorporated by reference to Exhibit 1(d) to Merrimac's Current Report on Form 8-K for the period ending February 21, 2001.
4(f)	Amendment No. 5, dated February 28, 2002, to the Rights Agreement, between Merrimac and Mellon Investor Services LLC (f.k.a. ChaseMellon Shareholder Services, L.L.C.), as Rights Agent is hereby incorporated by reference to Exhibit 99.4 to Merrimac's Form 8-K for the period ending March 6, 2002.
4(g)	Amendment No. 6, dated September 18, 2002, to the Rights Agreement, between Merrimac and Mellon Investor Services LLC, as Rights Agent is hereby incorporated by reference to Exhibit 99.3 to Merrimac's Form 8-K for the period ending September 18, 2002.
10(a)	Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000, among Ericsson Microelectronics, A.B., Ericsson Holdings International, B.V. and Merrimac is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the period ending August 15, 2000.
10(b)	Letter Agreement, dated February 1, 2002, among Merrimac, Ericsson Holding International B.V. and Ericsson Microelectronics, A.B., which amends the Stock Purchase and Exclusivity Letter, dated April 7, 2000 is hereby incorporated by reference to Exhibit 99.4 to Merrimac's Form 8-K for the period ending September 18, 2002.
10(c)	Registration Rights Agreement dated as of April 7, 2000, between Merrimac and Ericsson Holding International, B.V. is hereby incorporated by reference to Exhibit 10(b) to Merrimac's Quarterly Report on Form 10-QSB for the period ending August 15, 2000.
10(d)	Subscription Agreement for Common Stock and Warrants dated October 26, 2000, between Merrimac and Ericsson Holding International, B.V. (with a form of Warrant attached) is hereby incorporated by reference to Exhibit 10(t) to Merrimac's Annual Report on Form 10-KSB for the year ending December 30, 2000.
10(e)	Registration Rights Agreement dated October 26, 2000, between Merrimac and Ericsson Holding International, B.V. is hereby incorporated by reference to Exhibit 10(u) to Merrimac's Annual Report on Form 10-KSB dated for the year ending December 30, 2000.
10(f)	Subscription Agreement for Common Stock and Warrants dated October 26, 2000, between Merrimac and certain entities and individuals related to Adam Smith Investment Partners, L.P. (with a form of Warrant attached) is hereby incorporated by reference to Exhibit 10(v) to Merrimac's Annual Report on Form 10-KSB for the year ending December 30, 2000.
10(g)	Registration Rights Agreement dated October 26, 2000, between Merrimac and certain entities and individuals related to Adam Smith Investment Partners, L.P. is hereby incorporated by reference to Exhibit 10(w) to Merrimac's Annual Report on Form 10-KSB for the year ending December 30, 2000.
10(h)	Subscription Agreement for Common Stock and Warrants dated October 26, 2000, among Merrimac, Edward H. Cohen, Joseph B. Fuller and Joel H. Goldberg (with a form of Warrant attached) is hereby incorporated by reference to Exhibit 10(x) to Merrimac's Annual Report on Form 10-KSB for the year ending December 30, 2000.

Exhibit Number	Description of Exhibit
10(i)	Registration Rights Agreement, dated February 28, 2002 between Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit 99.3 to Merrimac's Form 8-K for the period ending February 28, 2002.
10(j)	Consent and Waiver, dated as of September 18, 2002, among Merrimac, Ericsson Holding International B.V. and Infineon Technologies AG is hereby incorporated by reference to Exhibit 99.1 to Merrimac's Form 8-K for the period ending September 18, 2002.
10(k)	Modification Agreement, dated as of September 27, 2002, between Merrimac and Infineon Technologies AG is hereby incorporated by reference to Exhibit 99.2 to Merrimac's Form 8-K for the period ending September 18, 2002.
10(l)	Profit Sharing Plan of Merrimac is hereby incorporated by reference to Exhibit 10(n) to Merrimac's Registration Statement on Form S-1 (No. 2-79455).*
10(m)	1983 Key Employees Stock Option Plan of Merrimac effective March 21, 1983, is hereby incorporated by reference to Exhibit 10(m) to Merrimac's Annual Report on Form 10-KSB for the year ending March 31, 1983.*
10(n)	1993 Stock Option Plan of Merrimac effective March 31, 1993, is hereby incorporated by reference to Exhibit 4(c) to Merrimac's Registration Statement on Form S-8 (No. 33-68862) dated September 14, 1993.*
10(o)	1997 Long-Term Incentive Plan of Merrimac is hereby incorporated by reference to Exhibit A to Merrimac's Proxy Statement for the period ending April 11, 1997.*
10(p)	Resolutions of the Stock Option Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1983 Key Employees Stock Option Plan of Merrimac, the 1993 Stock Option Plan of Merrimac and the 1997 Long-Term Incentive Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(f) to Merrimac's Annual Report on Form 10-KSB for the year ending March 30, 1999.*
10(q)(1)	1995 Stock Purchase Plan of Merrimac is hereby incorporated by reference to Exhibit A to the Proxy Statement of Merrimac for the period ending December 31, 1994.*
10(q)(2)	Resolutions of the Stock Purchase Plan Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1995 Stock Purchase Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(g)(2) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*
10(u)(1)	1996 Stock Option Plan for Non-Employee Directors of Merrimac is hereby incorporated by reference to Exhibit 10(d) to Merrimac's Annual Report on Form 10-KSB dated for the year ending December 28, 1996.*
10(u)(2)	Resolutions of the Board of Directors of Merrimac, adopted June 3, 1998, amending the 1996 Stock Option Plan for Non-Employee Directors of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(h)(2) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*
10(x)	Amended and Restated Employment Agreement dated as of January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*

Exhibit Number	Description of Exhibit
10(y)	Amendment dated August 31, 2000 to the Amended and Restated Employment Agreement dated January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the period ending September 30, 2000.*
10(z)	Amended and Restated Pledge Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(c) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*
10(aa)	Amended Promissory Note dated as of May 4, 1998, executed by Mason N. Carter in favor of Merrimac is hereby incorporated by reference to Exhibit 10(l) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*
10(bb)(1)	Registration Rights Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(e) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*
10(bb)(2)	Form of Severance Agreement entered into with certain officers of Merrimac is hereby incorporated by reference to Exhibit 10(i) to Merrimac's Annual Report on Form 10-KSB for the year ending January 3, 1998.*
10(cc)	Schedule of officers with substantially identical agreements to the form filed as Exhibit 10(o)(1) hereto is hereby incorporated by reference to Exhibit 10(j) to Merrimac's Annual Report on Form 10-KSB for the year ending January 3, 1998.*
10(dd)	Consulting Agreement dated as of January 1, 1998, between Merrimac and Arthur A. Oliner is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending April 4, 1998.*
10(ee)	Separation Agreement dated as of December 31, 1998, between Merrimac and Eugene W. Niemiec is hereby incorporated by reference to Exhibit 10(p) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*
10(ff)	Stockholder's Agreement dated as of October 30, 1998, between Merrimac and Charles F. Huber II is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending October 3, 1998.
10(gg)	Shareholder's Agreement dated as of June 3, 1999, among Merrimac, William D. Witter, Inc. and William D. Witter is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 3, 1999.
10(hh)	2001 Key Employee Incentive Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63434) dated June 20, 2001.
10(ii)	2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63436) dated June 20, 2001.
10(jj)	2001 Stock Purchase Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63438) dated June 20, 2001.
10(kk)	2001 Amended and Restated Stock Option Plan is hereby incorporated by reference to Exhibit 4(i) to Merrimac's Quarterly Report on Form 10-QSB for the period ending June 30, 2001.
10(ll)	Subscription Agreement, dated February 28, 2002 between Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit 99.2 to Merrimac's Form 8-K for the period ending February 28, 2002.

Exhibit Number	Description of Exhibit
10(mm)	Third Amended and Restated Credit Agreement, dated December 23, 2002, between Merrimac and Fleet National Bank, which amends the Credit and Security Agreement, dated October 7, 1997.
10(nn)	Revolving Loan Modification Agreement, dated April 17, 2003, between Merrimac and Fleet National Bank, which amends the Third Amended and Restated Credit Agreement, dated December 23, 2002.
10(oo)	Term Loan and Security Agreement, dated December 23, 2002, between Merrimac and Fleet National Bank.
10(pp)	Term Loan Modification Agreement, dated April 17, 2003, between Merrimac and Fleet National Bank, which amends the Term Loan and Security Agreement, dated December 23, 2003.
10(qq)	Term Loan and Security Agreement, dated March 26, 2002, between Merrimac and Fleet National Bank.
10(rr)	Term Loan Modification Agreement, dated April 17, 2003, which amends the Term Loan and Security Agreement, dated March 26, 2002.
11†	Statement regarding Computation of Earnings per Share.
99.1†	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

†	Indicates that exhibit is filed as an exhibit hereto.

(b)	Reports on Form 8-K

The Company filed a Form 8-K on April 24, 2003, in connection with a press release dated April 21, 2003 announcing its fourth quarter and 2002 year end financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMAC INDUSTRIES, INC. (Registrant)

Date: May 13, 2003	By: /s/ Mason N. Carter
Mason N. Carter Chairman, President and Chief Executive Officer

Date: May 13, 2003	By: /s/ Robert V. Condon
Robert V. Condon Chief Financial Officer

CERTIFICATION

I, Mason N. Carter, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Merrimac Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

/s/ Mason N. Carter
Chairman, President
and Chief Executive Officer

CERTIFICATION

I, Robert V. Condon, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Merrimac Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

/s/ Robert V. Condon
Vice President, Finance
and Chief Financial Officer