Form 10QSB
period 2003-06-28
MERRIMAC INDUSTRIES INC
filed 2003-08-12
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly period ended June 28, 2003



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                            MERRIMAC INDUSTRIES, INC.
        (Exact Name of Small Business Issuer as specified in Its Charter)




               DELAWARE                                22-1642321
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)


                               41 FAIRFIELD PLACE,
                         WEST CALDWELL, NEW JERSEY 07006
                    (Address of Principal Executive Offices)


                                 (973) 575-1300
                         (Registrant's Telephone Number)


Former name, former address and former fiscal year, if changed since last report: N/A


As of August 11, 2003, there were 3,120,591 shares of Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            MERRIMAC INDUSTRIES, INC.
                               41 Fairfield Place
                             West Caldwell, NJ 07006


                                      INDEX




                                                                            Page

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheet as of June 28, 2003
          and December 28, 2002.............................................. 1

          Consolidated Statements of Operations for the
          Three Months and Six Months Ended June 28, 2003 and
          June 29, 2002...................................................... 2

          Consolidated Statements of Comprehensive Income
          (Loss) for the Three Months and Six Months Ended
          June 28, 2003 and June 29, 2002.................................... 2

          Consolidated Statements of Cash Flows for the Six
          Months Ended June 28, 2003 and June, 29 2002....................... 3

          Notes to Consolidated Financial Statements......................... 4

Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations ........................................... 11

Item 3. Controls and Procedures............................................. 19

PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders................. 19

Item 6. Exhibits and Reports on Form 8-K.................................... 20

Signatures.................................................................. 25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            MERRIMAC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 28,             DECEMBER 28,
                                                                                            2003                  2002
                                                                                            ----                  ----
                                                                                         (UNAUDITED)            (AUDITED)
                                ASSETS
Current assets:
  Cash and cash equivalents......................................................         $1,891,110            $3,610,798
  Accounts receivable, net.......................................................          5,358,558             3,801,198
  Income tax refunds receivable..................................................             44,273               300,914
  Inventories, net...............................................................          3,860,526             4,015,331
  Other current assets...........................................................            496,789               318,141
  Deferred tax assets............................................................            945,000               945,000
                                                                                         -----------           -----------

    Total current assets.........................................................         12,596,256            12,991,382
                                                                                         -----------           -----------

Property, plant and equipment, at cost...........................................         37,338,307            36,420,776
  Less accumulated depreciation and amortization.................................         18,694,257            17,138,713
                                                                                         -----------           -----------
  Property, plant and equipment, net.............................................         18,644,050            19,282,063
Other assets.....................................................................            689,524               817,305
Deferred tax assets, non-current.................................................          1,109,000               905,000
Goodwill, net....................................................................          2,967,239             2,491,146
                                                                                         -----------           -----------

    Total Assets.................................................................        $36,006,069           $36,486,896
                                                                                         ===========           ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..............................................         $5,989,469            $6,239,758
  Accounts payable...............................................................          1,759,463             1,554,517
  Accrued liabilities............................................................          1,417,001             1,541,309
  Income taxes payable...........................................................             21,433                37,857
                                                                                         -----------           -----------

    Total current liabilities....................................................          9,187,366             9,373,441

Long-term debt, net of current portion...........................................            406,280               429,420
Deferred compensation............................................................            106,793               123,452
Deferred liabilities.............................................................             48,014               155,483
Deferred tax liabilities.........................................................          1,737,000             1,703,000
                                                                                         -----------           -----------

    Total Liabilities............................................................         11,485,453            11,784,796
                                                                                         -----------           -----------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01 per share:
    Authorized: 1,000,000 shares
    No shares issued
  Common stock, par value $.01 per share:
    Authorized: 20,000,000 shares
    Issued: 3,202,691 and 3,201,069 shares.......................................             32,027                32,011
  Common stock warrants..........................................................            837,200               837,200
  Additional paid-in capital.....................................................         17,848,697            17,841,970
  Retained earnings..............................................................          6,465,623             7,395,978
  Accumulated other comprehensive income (loss)..................................            478,935              (263,193)
                                                                                         -----------           -----------

                                                                                          25,662,482            25,843,966
  Less treasury stock, at cost:
    82,100 shares at June 28, 2003 and December 28, 2002.........................          (573,866)              (573,866)
  Less loan to officer-stockholder...............................................          (568,000)              (568,000)
                                                                                         -----------           -----------

    Total Stockholders' Equity...................................................         24,520,616            24,702,100
                                                                                         -----------           -----------

    Total Liabilities and Stockholders' Equity...................................        $36,006,069           $36,486,896
                                                                                         ===========           ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                           Quarters Ended               Six Months Ended
                                                      -----------------------      -------------------------
                                                       June 28,     June 29,        June 28,      June 29,
                                                         2003         2002            2003          2002
                                                      ----------   ----------      -----------   -----------
OPERATIONS
Net sales ...................................         $6,612,597   $6,462,328      $13,124,241   $13,312,915
                                                      ----------   ----------      -----------   -----------
Costs and expenses:
  Cost of sales .............................          4,058,517    3,476,721        8,118,220     7,133,028
  Selling, general and administrative .......          2,584,877    2,286,887        4,914,271     4,630,667
  Research and development ..................            424,254      612,104        1,023,985     1,187,651
  Restructuring charge.......................             74,180      240,000           74,180       240,000
                                                      ----------   ----------      -----------   -----------
                                                       7,141,828    6,615,712       14,130,656    13,191,346
                                                      ----------   ----------      -----------   -----------

Operating income (loss)......................           (529,231)    (153,384)      (1,006,415)      121,569
Interest and other expense, net .............             53,375       40,815          112,576       102,931
Gain on disposition of assets ...............            (70,951)          --          (70,951)           --
                                                      ----------   ----------      -----------   -----------
Income (loss) before income taxes............           (511,655)    (194,199)      (1,048,040)       18,638
Benefit for income taxes ....................            (36,685)    (140,000)        (117,685)      (70,000)
                                                      ----------   ----------      -----------   -----------
Net income (loss)............................         $ (474,970)  $  (54,199)     $  (930,355)  $    88,638
                                                      ==========   ==========      ===========   ===========

Basic and diluted net income (loss) per common share      $(.15)      $ (.02)           $ (.30)        $ .03
                                                      ==========   ==========      ===========   ===========

Weighted average number of shares outstanding:
  Basic .....................................          3,120,591    3,186,387        3,120,343     3,010,884

  Diluted....................................          3,120,591    3,186,387        3,120,343     3,092,809


COMPREHENSIVE INCOME

Net income (loss)............................         $ (474,970)  $  (54,199)     $  (930,355)  $    88,638
Comprehensive income:
  Foreign currency translation adjustment....            426,692      223,897          742,128       210,290
                                                      ----------   ----------      -----------   -----------
Comprehensive income (loss)..................         $  (48,278)  $  169,698      $  (188,227)  $   298,928
                                                      ==========   ==========      ===========   ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                SIX MONTHS ENDED
                                                                                                ----------------

                                                                                      JUNE 28,                   JUNE 29,
                                                                                       2003                        2002
                                                                                       ----                        ----
Cash flows from operating activities:
  Net income (loss) ...........................................................    $     (930,355)            $       88,638
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization .............................................         1,732,470                  1,231,355
    Amortization of deferred income ...........................................           (21,822)                   (43,644)
    Gain on disposition of assets .............................................           (70,951)                      --
    Deferred and other compensation ...........................................             3,801                      4,371
    Deferred tax benefit ......................................................          (146,000)                      --
    Changes in operating assets and liabilities:
     Accounts receivable ......................................................        (1,557,361)                   804,748
     Income tax refunds receivable ............................................           259,422                    (18,173)
     Inventories ..............................................................           154,807                    111,655
     Other current assets .....................................................          (225,702)                   385,081
     Other assets .............................................................            49,205                   (162,404)
     Accounts payable .........................................................            77,945                 (1,731,577)
     Accrued liabilities ......................................................           (77,253)                  (249,591)
     Income taxes payable .....................................................           (16,469)                  (115,069)
     Deferred compensation ....................................................           (20,460)                   (21,003)
     Other liabilities ........................................................            67,107                    108,585
                                                                                   --------------             --------------

Net cash (used in) provided by operating activities ...........................          (721,616)                   392,972
                                                                                   --------------             --------------

Cash flows from investing activities:
  Purchase of capital assets ..................................................          (802,114)                (1,634,242)
   Proceeds from termination of lease .........................................            19,235                       --
                                                                                   --------------             --------------

Net cash used in investing activities .........................................          (782,879)                (1,634,242)
                                                                                   --------------             --------------

Cash flows from financing activities:
  Borrowing under mortgage facility ...........................................              --                    2,500,000
  Repayment of borrowings .....................................................          (362,302)                (6,632,317)
  Repurchase  of common stock .................................................              --                     (128,695)
  Proceeds from the issuance of common stock, net .............................              --                    5,110,347
  Proceeds from the exercise of stock options .................................             6,743                    109,413
                                                                                   --------------             --------------

Net cash (used in) provided by financing activities ...........................          (355,559)                   958,748
                                                                                   --------------             --------------

Effect of exchange rate changes ...............................................           140,366                     48,602
                                                                                   --------------             --------------

Net decrease in cash and cash equivalents .....................................        (1,719,688)                  (233,920)
Cash and cash equivalents at beginning of period ..............................         3,610,798                  1,844,434
                                                                                   --------------             --------------

Cash and cash equivalents at end of period ....................................    $    1,891,110             $    1,610,514
                                                                                   ==============             ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes ..............................................................    $       52,815             $       78,905
                                                                                   ==============             ==============
    Loan interest .............................................................    $      134,454             $      126,794
                                                                                   ==============             ==============

  Unpaid purchases of capital assets ..........................................    $      127,000             $      266,000
                                                                                   ==============             ==============


See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by Regulation S-B. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 28, 2003 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 28, 2002.

2. DEBT CLASSIFICATION AND MANAGEMENT'S PLANS

As discussed in Note 12, on April 17, 2003, the Company and Fleet Bank entered into bank modification agreements that waived compliance with certain covenants and further amended the applicable terms of the agreement and covenants. The Company has classified the amounts owed to Fleet Bank which are due on January 31, 2004, as a current liability at June 28, 2003 and December 28, 2002. The Company is in compliance with the amended covenants as of June 28, 2003.

Management of the Company has implemented certain cost and capital expenditure reductions and is contemplating additional cost reductions as a means to improve cash flow. Management also believes that the potential exists for various financing alternatives, including but not limited to obtaining secured financing from an asset based lender and/or a sale and lease-back of certain property. Management believes any one of these financing alternatives, combined with current liquid resources and the expected cash flows from operations should be sufficient to meet the obligations to Fleet Bank and currently contemplated operations during the next twelve months.

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

4. PRIVATE PLACEMENT OF COMMON STOCK

On February 28, 2002, the Company sold to DuPont Electronic Technologies 528,413 shares of Common Stock, representing approximately 16.6% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $5,284,000. The Company and DuPont Electronic Technologies have also agreed to work together to better understand the dynamics of the markets for high-frequency electronic components and modules. David B. Miller, Vice President and General Manager of DuPont Electronic Technologies, was appointed to the Company's Board of Directors. As a result of this sale, pursuant to the anti-dilution provisions of the Warrants issued in conjunction with the private placement of 360,000 shares of Common Stock in October 2000, the exercise price of the Warrants was reduced to $17.80 and the number of shares subject to the Warrants was increased to 429,775. The Warrants expire on October 26, 2003.

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

FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 expands on the accounting guidance of SFAS No. 5 "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of the Indebtedness of Others," which is superseded. The initial recognition requirements in this Interpretation are effective for periods ending after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company's financial position or results of operations.

FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial authority or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of FIN 46, however the Company does not expect the adoption of FIN 46 will have a material impact on the Company's financial position or results of operations.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, " requires that certain financial instruments previously accounted for as equity are now to be classified as liabilities. SFAS No. 150 is effective for interim reporting periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this statement, however the Company does not expect the adoption of SFAS No. 150 will have a material impact on the Company's financial position or results of operations.

6. GOODWILL

The changes in the carrying amount of goodwill for the six-month periods ended June 28, 2003 and June 29, 2002 are as follows:


                                                       2003           2002
                                                       ----           ----
Balance, beginning of period...................    $2,491,146      $2,451,037
Foreign currency adjustment....................       476,093         135,855
                                                   ----------      ----------

Balance, end of period.........................    $2,967,239      $2,586,892
                                                   ==========      ==========

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. INVENTORIES

Inventories consist of the following:

                                                   JUNE 28,       DECEMBER 28,
                                                     2003            2002
                                                     ----            ----
Finished goods..............................     $   156,742      $   414,233
Work in process.............................       2,320,810        2,019,779
Raw materials and purchased parts...........       1,382,974        1,581,319
                                                 -----------      -----------
Total.......................................     $ 3,860,526      $ 4,015,331
                                                 ===========      ===========

Total inventories are net of valuation allowances for obsolescence of $1,051,000 at June 28, 2003 and $1,422,000 at December 28, 2002.

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

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at June 28, 2003 and December 28, 2002:

                                                                               JUNE 28,      DECEMBER 28,
                                                                                 2003           2002
                                                                                 ----           ----
Fleet Bank (A):
 Mortgage loan, callable January 31, 2004, interest 1/2% below
    prime ................................................................    $3,281,250     $3,368,750
 Term loan, callable January 31, 2004, interest LIBOR plus 2% ............     2,525,714      2,720,000
The Bank of Nova Scotia (B):
 Capital leases, interest 6.7%, due October 2004 .........................        62,079         70,553
 Capital leases, interest 8.7%, due June 2005 ............................       204,828        202,420
 Capital leases, interest 7.3%, due April 2006 ...........................       174,831        167,435
 Capital leases, interest 7.9%, due June 2006 ............................       147,047        140,020
                                                                              ----------     ----------
                                                                               6,395,749      6,669,178
Less current portion .....................................................     5,989,469      6,239,758
                                                                              ----------     ----------
Long-term portion ........................................................    $  406,280     $  429,420
                                                                              ==========     ==========

(A) The Company commenced borrowing in April 2001 under a $7,500,000 revolving credit facility with Fleet Bank, at an interest rate of one-half percent below the bank's floating prime rate. The weighted average interest rate on the borrowings under this facility during 2002 was 4.22% and the interest rate at June 28, 2003 and December 28, 2002 was 3.75%.

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

In December 2002 the Company borrowed $2,720,000 under a seven-year term loan with Fleet Bank, which lowered the amount then available under its revolving line of credit to $3,780,000. The interest rate on the borrowings under this facility was 3.31% and 3.42% at June 28, 2003 and December 28, 2002, respectively.

The revolving credit facility, mortgage loan and term loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiary located in Costa Rica. The provisions of the revolving credit and term loan agreement require the Company to maintain certain financial covenants. At December 28, 2002, the Company was not in compliance with certain of these covenants. The Company has not borrowed under the revolving credit facility since December 2002.

On April 17, 2003, the Company and Fleet Bank entered into bank modification agreements that waived compliance with certain covenants and further amended the applicable terms of the agreements and covenants. The Company is in compliance with the amended covenants at June 28, 2003. Under the amended loan agreements, Fleet Bank reduced the amount available under its revolving credit facility to $1,000,000, based upon availability under a borrowing base calculation (70% of eligible accounts receivable as defined in the modified loan agreements), and changed the maturity date of the Company's $3,500,000 first mortgage loan and the $2,720,000 term loan to January 31, 2004, while extending the maturity date of the revolving credit facility to January 31, 2004. In connection with these modification agreements, the Company paid a $100,000 fee to Fleet Bank and will accelerate the amortization of deferred financing costs of $190,000 through January 31, 2004. The loan agreements contain a material adverse change clause, under which Fleet Bank, in its good faith opinion, can determine that the Company is in default under the agreements. The Company believes that this clause is a Subjective Acceleration Clause as indicated in FASB Technical Bulletin 79-3, and, based upon the Company's assessment under those guidelines, among other factors, has classified the amounts as a current liability at June 28, 2003 and December 28, 2002.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management's plans in connection with its debt obligations are outlined in Note
2.

(B) Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $607,000 at June 28, 2003 and $559,000 at December 28, 2002.

13. STOCK-BASED COMPENSATION

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. As permitted by SFAS No. 148, the Company will continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock-Based Compensation," for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

The table below sets forth the pro forma net loss and the pro forma net loss per share information as calculated in accordance with SFAS No. 123 for the quarters and six-month periods ended June 28, 2003 and June 29, 2002:

                                                                    Quarters Ended                Six Months Ended
                                                               --------------------------    ----------------------------
                                                                June 28,        June 29,        June 28,       June 29,
                                                                  2003            2002            2003           2002
                                                               -----------    -----------    -------------    -----------
Net income (loss) - as reported ...........................    $  (474,970)   $   (54,199)   $    (930,355)   $    88,638
     Plus: stock-based compensation
        expense included in reported net income (loss) ....              -              -                -              -
     Less: Stock-based compensation expense
        determined using the fair value method ............        (76,000)       (88,500)        (150,000)      (225,000)
                                                               -----------    -----------    -------------    -----------
     Net loss - pro forma .................................    $  (550,970)   $  (142,699)   $  (1,080,355)   $  (136,362)
                                                               ===========    ===========    =============    ===========

     Basic earnings (loss) per share:
      As reported .........................................    $      (.15)   $      (.02)   $        (.30)   $       .03
      Pro forma ...........................................    $      (.18)   $      (.04)   $        (.35)   $      (.05)
     Diluted earnings (loss) per share:
      As reported .........................................    $      (.15)   $      (.02)   $        (.30)   $       .03
      Pro forma ...........................................    $      (.18)   $      (.04)   $        (.35)   $      (.05)
                                                               ===========    ===========    =============    ===========


The SFAS No. 123 method of accounting has been applied to options granted in periods after December 31, 1994 and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

The fair value of each of the options granted in 2003 and 2002 was estimated on the date of grant using the Black-Scholes option valuation model.

The following weighted average assumptions were utilized:


                                                        2003          2002
Expected option life (years).......................      2.6           2.4
Expected volatility................................    45.00%        45.00%
Risk-free interest rate............................     3.50%         3.50%
Expected dividend yield............................     0.00%         0.00%


The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

14. LEASE MODIFICATION AND FACILITY SHARING AGREEMENT

The Company entered into an agreement, effective January 2001, with a customer to relinquish to this customer approximately half of the Company's 17,000 square-foot leased manufacturing facility in Costa Rica. Associated with the transaction, the Company entered into a new four-year lease agreement with a five-year renewal option with its Costa Rica landlord for the reduced space. In addition, the Company transferred certain employees to its customer, agreed to share certain personnel resources and common costs, and committed to provide certain management, administrative and other services to its customer. On March 31, 2003, the Company relinquished the balance of the space to its customer. In connection with the 2001 agreement, the Company received $350,000 from its customer with the final payment of $100,000 received in January 2003. The Company realized a gain of $70,951 upon completion of the transactions.

In February 2001, the Company entered into a five-year lease in Costa Rica for a 36,200 square-foot facility for manufacturing new Multi-Mix (R) Microtechnology products. The leasehold improvements and capital equipment for this manufacturing facility were completed at a cost of approximately $5,600,000 and this facility was opened for production in August 2002.

15. PRO FORMA WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING

Had the sale of 528,413 shares of common stock on February 28, 2002 referred to in Note 4 occurred at the beginning of the year, the pro forma basic and diluted weighted average number of common shares outstanding would have been:

                                                                SIX MONTHS ENDED
                                                                  JUNE 29, 2002
                                                                ----------------
Basic:
Actual...........................................................    3,010,884
Adjustments for sale of Common Stock on February 28, 2002........      174,202
                                                                     ---------

Basic - pro forma................................................    3,185,086
Effect of dilutive securities - Stock options....................       81,925
                                                                     ---------

Diluted - pro forma..............................................    3,267,011
                                                                     =========

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

Microwave micro-circuitry: Design, manufacture and sale of microstrip, bonded stripline and thick metal-backed Teflon (R) (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. Of the identifiable assets all are located in Canada.

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

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Quarters Ended                Six Months Ended
                                                         ---------------------------       ---------------------------
                                                          June 28,          June 29,        June 28,          June 29,
                                                            2003              2002            2003              2002
                                                         ---------         ---------       ---------         ---------
                                                          (In thousands of dollars)          (In thousands of dollars)
Industry segments:
    Sales to unaffiliated customers:
             Electronic components                       $   5,837         $   5,724       $  11,793         $  11,760
             Microwave micro-circuitry                         879               983           1,520             1,984
             Intersegment sales                               (103)             (245)           (189)             (431)
                                                         ---------         ---------       ---------         ---------
             Consolidated                                $   6,613         $   6,462       $  13,124         $  13,313
                                                         =========         =========       =========         =========

    Income (loss) before provision for income taxes:
      Operating income (loss):
             Electronic components                       $    (512)        $     (91)      $    (863)        $     199
             Microwave micro-circuitry                         (18)              (62)           (143)              (77)
      Interest and other expense, net                          (53)             (113)           (113)             (103)
      Gain on disposition of assets                             71                 -              71                 -
                                                         ---------         ---------       ---------         ---------
             Consolidated                                $    (512)        $    (194)      $  (1,048)        $      19
                                                         =========         =========       =========         =========

      Identifiable assets:
             Electronic components                                                         $  28,518         $  29,812
             Microwave micro-circuitry                                                         5,696             5,296
             Corporate                                                                         1,891             1,611
             Intersegment                                                                        (99)             (218)
                                                                                           ---------         ---------
             Consolidated                                                                  $  36,006         $  36,501
                                                                                           =========         =========
      Depreciation and amortization:
             Electronic components                       $     878         $     566       $   1,620         $   1,110
             Microwave micro-circuitry                          57                52             112               121
                                                         ---------         ---------       ---------         ---------
             Consolidated                                $     935         $     618       $   1,732         $   1,231
                                                         =========         =========       =========         =========
      Capital expenditures, net:
             Electronic components                       $     331         $     869       $     759         $   1,541
             Microwave micro-circuitry                           1                56              43                93
                                                         ---------         ---------       ---------         ---------
             Consolidated                                $     332         $     925       $     802         $   1,634
                                                         =========         =========       =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                                   (UNAUDITED)

The following table displays line items in the Consolidated Statements of Operations as a percentage of net sales.

                                                         Percentage of Net Sales           Percentage of Net Sales
                                                         ------------------------          ------------------------
                                                             Quarters Ended                     Six Months Ended
                                                         ------------------------          ------------------------
                                                         June 28,        June 29,          June 28,         June 29,
                                                          2003             2002              2003             2002
                                                         ------           ------            ------           ------
Net sales....................................            100.0%           100.0%            100.0%           100.0%
                                                         ------           ------            ------           ------
Costs and expenses:
  Cost of sales..............................             61.4             53.8              61.9             53.6
  Selling, general and administrative........             39.1             35.4              37.4             34.8
  Research and development...................              6.4              9.5               7.8              8.9
  Restructuring charge.......................              1.1              3.7               0.6              1.8
                                                         ------           ------            ------           ------
                                                         108.0            102.4             107.7             99.1
                                                         ------           ------            ------           ------

Operating income (loss)......................             (8.0)            (2.4)             (7.7)              .9
Interest and other expense, net..............               .8               .6                .8               .8
Gain on disposition of assets................             (1.1)              --               (.5)              --
                                                         ------           ------            ------           ------

Income (loss) before income taxes............             (7.7)            (3.0)             (8.0)              .1
Benefit for income taxes.....................              (.5)            (2.2)              (.9)             (.6)
                                                         ------           ------            ------           ------
Net income (loss)............................             (7.2%)           ( .8%)            (7.1%)             .7%
                                                         ======           ======            ======           ======

On April 17, 2003, Fleet Bank amended the Company's loan agreements reducing its revolving credit facility from $3,780,000 to $1,000,000, extending the maturity date of the revolving credit facility from June 30, 2003 to January 31, 2004 and shortening the maturity date on each of its first mortgage loan from March 2007 and term loan from December 2009, to January 31, 2004. The Company has classified these loans as current at June 28, 2003 and December 28, 2002. Please see Management's Discussion and Analysis of Financial Condition and Results of Operations, "Liquidity and Capital Resources".

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company's management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders' equity, and revenues and expenses. The management judgments that are currently the most critical are related to the accounting for the Company's investments in Multi-Mix (R) Microtechnology, contract revenue recognition, inventory valuation, valuation of goodwill and valuation of deferred tax assets.

Following is a summary of the carrying amounts of the Multi-Mix (R) Microtechnology net assets included in the Company's consolidated financial statements at June 28, 2003 and the related future planned purchases and lease obligation commitments through January 2006.

Net assets:
Property, plant and equipment, at cost.............................. $13,358,000
Less accumulated depreciation and amortization......................   3,368,000
                                                                     -----------
Property, plant and equipment, net..................................   9,990,000
Inventories.........................................................     821,000
Other assets, net...................................................     307,000
                                                                     -----------
Total net assets at June 28, 2003................................... $11,118,000
                                                                     -----------
Commitments:
Planned equipment purchases for the remainder of 2003............... $   200,000
Lease obligations through January 2006..............................     760,000
                                                                     -----------
Total commitments...................................................    $960,000
                                                                     -----------
Total net assets and commitments.................................... $12,078,000
                                                                     ===========

The Company anticipates receiving additional orders during 2003 for its Multi-Mix (R) Microtechnology products, for which substantial research and development costs have also been incurred. Due to economic and market conditions in the wireless industry, the telecommunications system service providers have curtailed their capital equipment purchases from our customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix (R) Microtechnology product purchases that had been anticipated from certain specific customers or programs, the Company has recently implemented a strategic focus effort utilizing product knowledge and customer focus to expand specific sales opportunities. A continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the Company. The Company has determined no provision is required at this time.

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

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. At June 28, 2003, total inventories of $3,861,000 are net of a $1,051,000 valuation allowance for obsolescence.

With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company has performed the required initial assessment as of the beginning of the 2002 fiscal year as well as the annual assessment during the fourth quarter of 2002 and determined there was no impairment of goodwill.

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance (or write-down) is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 net loss weighed heavily in the Company's overall assessment. As a result of the Company's assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002.

SECOND QUARTER AND THE FIRST SIX MONTHS OF 2003 COMPARED TO THE SECOND QUARTER AND FIRST SIX MONTHS OF 2002

Consolidated results of operations for the second quarter of 2003 reflect an increase in net sales from the second quarter of 2002 of $150,000 (or 2.3%) to $6,613,000. This increase was attributable to a $113,000 increase in net sales of electronic components and a $37,000 increase in sales of microwave micro-circuitry products from the Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI"). Consolidated results of operations for the first six months of 2003 reflect a decrease in net sales compared to the first six months of 2002 of $189,000 (or 1.4%) to $13,124,000. For the first six months of 2003, a small increase of $33,000 in the net sales of electronic components attributable to a higher backlog at the beginning of the second quarter of 2003 compared to the beginning of 2002, which reflected improved orders in the Company's defense business was offset by a $222,000 decrease in sales of microwave micro-circuitry products from FMI, reflecting continued softness in the telecommunications sector that FMI serves, principally millimeter wave applications for wireless broadband solutions.

Orders of $7,095,000 were received during the second quarter of 2003, an increase of $385,000 or 5.8% compared to $6,710,000 in orders received during the second quarter of 2002. Orders received during the second quarter of 2003 exceeded sales during the second quarter of 2003 by approximately 7.3%. Orders of $15,229,000 were received for the fist six months of 2003, an increase of $2,694,000 or 21.5% compared to $12,535,000 in orders received for the first six months of 2002. Orders received during the first six months of 2003 exceeded sales during the first six months of 2003 by approximately 16.0% As a result, backlog increased by $2,104,000 or 20.9% to $12,148,000 at the end of second quarter 2003 compared to $10,044,000 at year-end 2002.

The Company believes that the current economic downturn, resulting in reduced spending by wireless service providers, has caused many wireless companies to delay or forego purchases of the Company's products. However, the Company expects that its defense customers should continue to maintain their approximate current levels of orders during fiscal year 2003, although there are no assurances they will do so. The Company also anticipates increased levels of orders during the fiscal year 2003 for its new Multi-Mix (R) Microtechnology products, for which the Company has made a significant capital investment and incurred substantial research and development costs. The Company expects that softness in the telecommunications sector that FMI serves, principally millimeter wave applications for wireless broadband solutions, which caused a substantial reduction in the microwave micro-circuitry segment sales and profitability for the first six months of 2003 compared to prior-year results, will continue in the near term.

Cost of sales increased $582,000 or 16.7%, and as a percentage of net sales increased 7.6 percentage points to 61.4% for the second quarter of 2003. Cost of sales increased $985,000 or 13.8% and as a percentage of net sales increased 8.3 percentage points to 61.9% for the first six months of 2003. Cost of sales increased $444,000 and $857,000 for the second quarter and first six months of 2003, respectively, in the electronic components segment, resulting from higher manufacturing cost increases that were attributable to increases in depreciation and other occupancy expenses related to the expansion of the Company's West Caldwell, New Jersey and Costa Rica manufacturing production facilities. Cost of sales for the electronic components segment also reflects reduced intersegment purchases from FMI of $142,000 and $242,000 for the second quarter and first six months of 2003, respectively. Cost of sales declined $4,000 and $114,000 for the second quarter and first six months of 2003, respectively, in the microwave micro-circuitry segment, resulting from the overall decline in segment sales for the second quarter and first six months of 2003 of approximately 10.6% and 23.4% compared to the second quarter and first six months of the prior year.

Depreciation expense included in cost of sales for the second quarter of 2003 was $701,000, an increase of $210,000 compared to the second quarter of 2002. For the second quarter of 2003, approximately $435,000 of depreciation expense was associated with Multi-Mix (R) Microtechnology capital assets. Depreciation expense included in cost of sales for the first six months of 2003 was $1,393,000, an increase of $361,000 compared to the first six months of 2002. For the first six months of 2003 approximately $854,000 of depreciation expense was associated with Multi-Mix (R) Microtechnology capital assets. The increase in depreciation expense was a result of higher capital equipment purchases in the prior year related to the new Costa Rica manufacturing facility and the expansion of the West Caldwell, New Jersey manufacturing facility.

Gross profit for the second quarter of 2003 for the electronic components segment decreased by $331,000 to $2,303,000 or 39.5% of segment net sales of $5,837,000 compared to gross profit of $2,635,000 or 46.0% of segment net sales of $5,724,000 in the second quarter of 2002. Gross profit for the second quarter of 2003 for the microwave micro-circuitry segment decreased by $100,000 to $250,000 or 28.5% of segment net sales of $879,000, compared to $350,000 or 35.6% of segment net sales of $983,000 in the second quarter of 2002. FMI sales include intersegment sales of $103,000 and $245,000 in the second quarter of 2003 and 2002, respectively. Gross profit for the first six months of 2003 for the electronic components segment decreased by $824,000 to $4,617,000 or 39.2% of segment net sales of $11,793,000 compared to gross profit of $5,441,000 or 46.3% of segment net sales of $11,760,000 for the first six months of 2002. Gross profit for the first six months of 2003 for the microwave micro-circuitry segment decreased by $350,000 to $389,000 or 25.6% of segment net sales of $1,520,000, compared to $739,000 or 37.2% of segment net sales of $1,983,000 in the first six months of 2002. FMI sales include intersegment sales of $189,000 and $431,000 in the first six months of 2003 and 2002, respectively. The declines are primarily attributable to competitive pricing conditions in commercial product markets and from under-utilization of the Company's manufacturing facilities.

Selling, general and administrative expenses of $2,585,000 for the second quarter of 2003 increased by $298,000 or 13.0%, and when expressed as a percentage of net sales, increased by 3.7% to 39.1%. The increase was due to expenses associated with bank modification agreements entered into during the second quarter and additional professional fees that were incurred totalling approximately $300,000. Selling, general and administrative expenses of $4,914,000 for the first six months of 2003 increased by $283,000 or 6.1 %, and when expressed as a percentage of net sales, increased by 2.6 percentage points to 37.4% compared to the first six months of 2002. The dollar increases for the first six months of 2003 were primarily due to the additional costs incurred related to the amendment of the Company's loan agreements.

Research and development expenses for new products were $424,000 for the second quarter of 2003, a decrease of $188,000 or 30.7% and when expressed as a percentage of net sales, a decrease of 3.1 percentage points to 6.4% compared to the second quarter of 2002. Except for $45,000 of expenses in the second quarter of 2003 at FMI, a decrease of $62,000 from the second quarter of the prior year, a majority of the research and development expenses were related to Multi-Mix
(R) Microtechnology and Multi-Mix PICO (TM) products. Research and development expenses for new products were $1,024,000 for the first six months of 2003, a decrease of $164,000 or 13.8% and when expressed as a percentage of net sales, a decrease of 1.1 percentage points to 7.8% compared to the first six months of 2002. Except for $83,000 of expenses at FMI (a decrease of $171,000 from the first six months of 2002) a majority of the research and development expenses were related to Multi-Mix (R) Microtechnology and Multi-Mix
(R) PICO products.

During the second quarter of 2003 the Company reduced its head count by 11 persons, principally involved in production, manufacturing support, sales and administration. The Company recorded a personnel restructuring charge of $74,000, consisting of severance and certain other personnel costs during the second quarter of 2003. During the second quarter of 2002 the Company reduced its head count by 23 persons, principally involved in production, manufacturing support and sales. The Company recorded a restructuring charge of $240,000 in the second quarter of 2002.

Consolidated operating loss for the second quarter of 2003 was $529,000 compared to a consolidated operating loss of $153,000 in the second quarter of 2002. Consolidated operating loss for the first six months of 2003 was $1,006,000 compared to operating income of $122,000 for the first six months of 2002.

Operating loss for the electronic components segment was $511,000 for the second quarter of 2003 compared to an operating loss of $91,000 in the second quarter of 2002. Operating loss for the microwave micro-circuitry segment was $18,000 for the second quarter of 2003 compared to an operating loss of $62,000 for the second quarter of 2002. For the first six months of 2003, the Company's operating loss for its electronic component segment was $863,000 compared to operating income of $199,000 for the first six months of 2002. For the first six months of 2003, operating loss for the microwave micro-circuitry segment was $143,000 compared to an operating loss of $77,000 for the first six months of 2002.

Interest and other expense, net was $53,000 for the second quarter of 2003 compared to interest and other expense, net of $41,000 for the second quarter of 2002. Interest and other expense, net was $113,000 for the first six months of 2003 compared to interest and other expense, net of $103,000 for the first six months of 2002. Interest expense for the second quarter of 2003 was principally incurred on borrowings under the mortgage loan and the term loan taken out during fiscal year 2002. Interest expense for the second quarter of 2002 was principally incurred on borrowings under a revolving credit facility and mortgage loan in connection with capital equipment purchases and the building expansion constructed during fiscal year 2001.

An income tax benefit of $37,000 was recorded for the second quarter of 2003 with an effective tax rate of 7% compared to a tax benefit of $140,000 for the second quarter of 2002 with an effective tax rate of 72%. An income tax benefit of $118,000 was recorded for the first six months of 2003, with an effective tax rate of 11%, compared to an income tax benefit of $70,000 for the first six months of 2002. The 2003 tax benefit recorded represents deferred tax benefits associated with FMI's research and development expenses. No U.S. tax benefits have been recorded in 2003.

Net loss for the second quarter of 2003 was $475,000 compared to a net loss of $54,000 for the second quarter of 2002. Net loss per share for the second quarter of 2003 was $.15 compared to a net loss of $.02 per share for the second quarter of 2002.

Net loss for the first six months of 2003 was $930,000 compared to net income of $89,000 for the first six months of 2002. Net loss per share for the first six months of 2003 was $.30 compared to net income of $.03 per share for the first six months of 2002.

The weighted average number of basic shares outstanding decreased by approximately 66,000 shares or 2.1% for the second quarter of 2003 compared to the second quarter of 2002. The decrease in shares outstanding was primarily due to the repurchase of 67,100 shares of treasury stock during the second half of 2002. The weighted average number of basic shares outstanding increased by approximately 109,000 shares or 3.7% for the first six months of 2003 compared to the first six months of 2002. The increase in shares outstanding was primarily due to the issuance of 528,413 shares to DuPont Electronic Technologies during the first quarter of 2002 partly offset by the repurchase of treasury stock during the second half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $1,900,000 at the end of the second quarter of 2003 compared to approximately $3,600,000 at the end of 2002. The Company's working capital was approximately $3,400,000 and its current ratio was 1.4 at the end of the second quarter of 2003 compared to $3,600,000 and 1.4, respectively, at the end of 2002.

The Company's operating activities utilized cash of $722,000 during the first six months of 2003 compared to $393,000 of net positive cash flows during the first six months of 2002. The primary reasons for the operating cash flow usage resulted from the net loss of $930,000, and an increase in accounts receivable of $1,557,000 and other current asset amounts, offset by depreciation and amortization charges of $1,732,000 and lower inventory levels.

The Company made net cash investments in property, plant and equipment of $802,000 during the first six months of 2003 (and had unpaid invoices for such investments of $127,000 at June 28, 2003), compared to net cash investments made in property, plant and equipment of $1,634,000 (and unpaid invoices for such investments of $266,000 at June 29, 2002) during the first six months of 2002. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix (R) Microtechnology was $9,990,000 at the end of the second quarter 2003, a decrease of $483,000 compared to $10,473,000 at the end of fiscal year 2002.

In April 2001, the Company commenced borrowing under a $7,500,000 revolving credit facility with Fleet Bank, at an interest rate of one-half percent below the bank's floating prime rate. The weighted average interest rate on the borrowings under this facility during 2002 was 4.22%, and the current interest rate is 3.75% at June 28, 2003 and December 28, 2002.

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

In December 2002 the Company borrowed $2,720,000 under a seven-year term loan with Fleet Bank, which lowered the amount then available under its revolving line of credit to $3,780,000. The interest rate on the borrowings under this facility was 3.31% and 3.42% at June 28, 2003 and December 28, 2002, respectively.

The Company has not made any borrowings under the revolving credit facility since December 2002.

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

On April 17, 2003, the Company and Fleet Bank entered into bank modification agreements, that waived compliance with certain covenants and further amended the applicable terms of the agreements and covenants. The Company is in compliance with the amended covenants at June 28, 2003. Under the amended loan agreements, Fleet Bank reduced the amount available under its revolving credit facility to $1,000,000, based upon availability under a borrowing base calculation (70% of eligible accounts receivable as defined in the modified loan agreements), and changed the maturity date of the Company's $3,500,000 first mortgage loan and the $2,720,000 term loan to January 31, 2004, while extending the maturity date of the revolving credit facility to January 31, 2004. In connection with these modification agreements, the Company paid a $100,000 fee to Fleet Bank and will accelerate the amortization of deferred financing costs of $190,000 through January 31, 2004. The loan agreements contain a material adverse change clause, under which Fleet Bank, in its good faith opinion, can determine that the Company is in default under the agreements. The Company believes that this clause is a Subjective Acceleration Clause as indicated in FASB Technical Bulletin 79-3, and, based upon the Company's assessment under those guidelines, among other factors, it has classified the amounts as a current liability at June 28, 2003 and December 28, 2002.

Management of the Company has implemented certain cost and capital expenditure reductions and is contemplating additional cost reductions as a means to improve cash flow. Management also believes that the potential exists for various financing alternatives, including but not limited to obtaining secured financing from an asset based lender and/or a sale and lease-back of certain property. While management believes any one of these financing alternatives, combined with current liquid resources and the expected cash flows from operations should be sufficient to meet the obligations to Fleet Bank and currently contemplated operations during the next twelve months, there can be no assurance that any alternative financings can be obtained by the Company.

Depreciation and amortization expenses exceeded capital expenditures for new projects and production equipment during the first six months of 2003 by approximately $803,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2003. The Company intends to issue commitments to purchase $250,000 of capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during the third quarter of 2003.

The Company entered into an agreement effective January 2001, with a customer to relinquish to this customer approximately half of the Company's 17,000 square-foot leased manufacturing facility in Costa Rica. Associated with the transaction, the Company entered into a new four-year lease agreement with a five-year renewal option with its Costa Rica landlord for the reduced space. In addition, the Company transferred certain employees to its customer, agreed to share certain personnel resources and common costs, and committed to provide certain management, administrative and other services to its customer. On March 31, 2003, the Company relinquished the balance of the space to its customer. The completion of these transactions resulted in a gain of $71,000 during the second quarter of 2003. In connection with the 2001 agreement, the Company received $350,000 from its customer with the final payment of $100,000 received in January 2003.

In February 2001, the Company entered into a five-year lease in Costa Rica for a 36,200 square-foot facility for manufacturing new Multi-Mix (R) Microtechnology products. The leasehold improvements and capital equipment for this manufacturing facility were recently completed at a cost of approximately $5,600,000 and this facility was opened for production in August 2002.

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

Pursuant to a stockholder's agreement, dated as of October 30, 1998, with a former director and Chairman of the Company, this former director is required to vote his shares of Common Stock as directed by the Board of Directors or the Chief Executive Officer of the Company. There are no obligations of the Company pursuant to such agreement.

During the second quarter and first six months of 2003, the Company's General Counsel KMZ Rosenman was paid $118,000 and $157,000, respectively, for providing legal services to the Company. A director of the Company is counsel to KMZ Rosenman but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2003, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $29,000 to these companies during the first six months of 2003. A director of the Company is the chairman and chief executive officer of these companies.

During the second quarter and first six months of 2003, a director of the Company was paid $3,000 and $12,000, respectively, for providing financial-related consulting services to the Company.

During the second quarter and first six months quarter of 2003, a director of the Company was paid $9,000 and $18,000, respectively, for providing technology-related consulting services to the Company.

During the second quarter and first six months of 2003, DuPont Electronic Technologies, a stockholder, was paid $25,000 and $50,000, respectively, for providing technological and marketing related services on a cost-sharing basis to the Company.

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

On April 7, 2000, the Company sold to Ericsson Holding International, B.V. ("EHI") 375,000 shares of Common Stock, representing approximately 17.5% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $3,375,000. The agreements provided that the Company will design, develop and produce exclusively for Ericsson Microelectronics, A.B. ("Ericsson") certain Multi-Mix
(R) products that incorporate active RF power transistors for use in wireless basestation applications, television transmitters and certain other applications that are intended for Bluetooth transceivers.

On October 26, 2000, the Company sold units comprising of Common Stock and warrants to purchase shares of Common Stock ("Warrants") to a group of investors led by Adam Smith Investment Partners, L.P. and certain of its affiliates (the "Adam Smith Investors"), EHI and Messrs. E. Cohen, Goldberg and Fuller, members of the Board (the "Director Investors"). The units were sold at a price of $12.80 per unit, each unit consisting of one share of Common Stock and one Warrant with an exercise price of $21.25 which expire on October 26, 2003. The Adam Smith Investors purchased 240,000 units, EHI purchased 100,000 units and Messrs. E. Cohen, Goldberg and Fuller purchased 5,000, 11,000 and 4,000 units, respectively, for an aggregate purchase price of $4,608,000. The Common Stock portion of the units represented an aggregate of approximately 14% of the outstanding Common Stock of the Company after giving effect to the sales. The Warrants contain certain anti-dilution provisions.

On February 28, 2002, the Company sold to DuPont Electronic Technologies 528,413 shares of Common Stock, representing approximately 16.6% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $5,284,000. The Company and DuPont Electronic Technologies have also agreed to work together to better understand the dynamics of the markets for high-frequency electronic components and modules. David B. Miller, Vice President and General Manager of DuPont Electronic Technologies, was appointed to the Company's Board of Directors. As a result of this sale, pursuant to the anti-dilution provisions of the Warrants issued in October 2000, the exercise price of the Warrants was reduced to $17.80 and the number of shares subject to the Warrants was increased to 429,775. The expiration date of the Warrants remained October 26, 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the fair value for an asset retirement obligation to be recorded in the period in which it is incurred. The Company's adoption of SFAS No. 143, effective December 29, 2002, did not have a material impact on the Company's financial position or results of operations.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS No. 13 for certain sale-leaseback and sublease accounting. The Company's adoption of SFAS No. 145 , effective December 29, 2002, did not have a material impact on the Company's financial position or results of operations.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company's adoption of SFAS No. 146, effective for exit or disposal activities initiated after December 28, 2002, did not have a material impact on the Company's financial position or results of operations.

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company is required to adopt the provisions of SFAS No. 148 in its financial statements for the fiscal year ending January 3, 2004. As permitted by SFAS No. 148, the Company will continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock-Based Compensation," for all employee stock option grants and has elected to disclose pro-forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs. In addition, the Company is awaiting further guidance and clarity that may result from current FASB and International

Accounting Standards Board stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair-value based expense recognition.

FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of the Indebtedness of Others," which is superseded. The initial recognition requirements of FIN 45 are effective for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial authority or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim period beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of FIN 46, however the Company does not expect the adoption of FIN 46 will have a material impact on the Company's financial position or results of operations.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, " requires that certain financial instruments previously accounted for as equity are now to be classified as liabilities. SFAS No. 150 is effective for interim reporting periods beginning after June 15, 2003. The Company is currently evaluating the impact of the adoption of this statement, however the Company does not expect that the adoption of SFAS No. 150 will have a material impact on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains statements relating to future results of Merrimac Industries, Inc. ("Merrimac" and together with its subsidiaries, the "Company"), including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments, particularly its Multi-Mix products; the risk that the Company will not be able to refinance or retire its existing indebtedness or consummate alternate financing in order to fund its operations as currently contemplated by its business strategy; general economic and industry conditions; slower than anticipated penetration into the satellite communications, defense and wireless markets; the risk that the benefits expected from the acquisition of Filtran Microcircuits Inc. are not realized; the ability to protect proprietary information and technology; competitive products and pricing pressures; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties, including but not limited to those detailed from time to time in Merrimac's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-QSB, and Merrimac undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. CONTROLS AND PROCEDURES

As June 28, 2003 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2003, the Company held its Annual Stockholders Meeting at which the stockholders (i) elected two members to the Company's Board of Directors and
(ii) ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the current fiscal year. The stockholders of the Company elected Robert C. Cargo and Joel H. Goldberg as Class I Directors whose terms expire at the 2006 Annual Meeting.

The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, voted upon at the Company's June 17, 2003 Annual Stockholders Meeting:

Election of Directors.


                                 For        Against
                              ---------     -------
Robert C. Cargo               2,929,314      70,125
Joel H. Goldberg              2,924,392      75,047

Ratification of Ernst & Young LLP as the Company's independent auditors.

          For            Against        Abstained
          ---            -------        ---------
       2,929,902         56,657           2,880

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
------                        ----------------------

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

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
------                        ----------------------

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

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
------                        ----------------------

10(i)(1) Subscription Agreement, dated February 28, 2002 between Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit 99.2 to Merrimac's Form 8-K for the period ending February 28, 2002.

10(i)(2) Registration Rights Agreement, dated February 28, 2002 between Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit 99.3 to Merrimac's Form 8-K for the period ending February 28, 2002.

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

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
------                        ----------------------

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

10(ll) Third Amended and Restated Credit Agreement, dated December 23, 2002, between Merrimac and Fleet National Bank, which amends the Credit and Security Agreement, dated October 7, 1997.

10(mm) Revolving Loan Modification Agreement, dated April 17, 2003, between Merrimac and Fleet National Bank, which amends the Third Amended and Restated Credit Agreement, dated December 23, 2002.

10(nn) Term Loan and Security Agreement, dated December 23, 2002, between Merrimac and Fleet National Bank.

10(oo) Term Loan Modification Agreement, dated April 17, 2003, between Merrimac and Fleet National Bank, which amends the Term Loan and Security Agreement, dated December 23, 2002.

10(pp) Term Loan and Security Agreement, dated March 26, 2002, between Merrimac and Fleet National Bank.

10(qq) Term Loan Modification Agreement, dated April 17, 2003, which amends the Term Loan and Security Agreement, dated March 26, 2002.

11+          Statement regarding Computation of Earnings per Share.

31.1+ Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+ Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+        Chief Executive Officer's Certificate, pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+        Chief Financial Officer's Certificate, pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



* Indicates that exhibit is a management contract or compensatory plan or arrangement.

+    Indicates that exhibit is filed as an exhibit hereto.

(b)  Reports on Form 8-K

     o The Company filed a Form 8-K on April 24, 2003, in connection with a press release dated April 21, 2003 announcing its fourth quarter and 2002 year end financial results.

     o The Company filed a Form 8-K on May 14, 2003, in connection with a press release dated May 13, 2003 announcing its first quarter 2003 financial results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERRIMAC INDUSTRIES, INC.

Date: August 12, 2003                     By: /s/ Mason N. Carter
                                              Mason N. Carter
                                              Chairman, President and
                                              Chief Executive Officer

Date: August 12, 2003                     By: /s/ Robert V. Condon
                                              Robert V. Condon
                                              Chief Financial Officer