Form 10QSB
period 2003-09-27
MERRIMAC INDUSTRIES INC
filed 2003-11-12
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

                           Commission File No. 0-11201

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

                                 (973) 575-1300
                           (Issuer's Telephone Number)


Former name, former address and former fiscal year, if changed since last report: N/A

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  [X]    No  [ ]

As of November 10, 2003, there were 3,120,891 shares of Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                            MERRIMAC INDUSTRIES, INC.
                               41 Fairfield Place
                             West Caldwell, NJ 07006


                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 27, 2003
          and December 28, 2002.............................................. 1

          Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 27, 2003 and
          September 28, 2002................................................. 2

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 27, 2003 and September 28, 2002............. 3

          Notes to Consolidated Financial Statements......................... 4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ........................................ 11

Item 3.   Controls and Procedures .......................................... 19

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K .................................. 21

Signatures................................................................... 26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            MERRIMAC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         SEPTEMBER 27,       DECEMBER 28,
                                                                                            2003                  2002
                                                                                            ----                  ----
                                                                                         (UNAUDITED)            (AUDITED)
                                ASSETS

Current assets:
  Cash and cash equivalents......................................................         $  556,932            $3,610,798
  Accounts receivable, net.......................................................          5,461,004             3,801,198
  Income tax refunds receivable..................................................             45,836               300,914
  Inventories, net...............................................................          3,581,798             4,015,331
  Other current assets...........................................................            687,745               318,141
  Deferred tax assets............................................................            945,000               945,000
                                                                                         -----------           -----------

    Total current assets.........................................................         11,278,315            12,991,382
                                                                                         -----------           -----------

Property, plant and equipment, at cost...........................................         37,388,908            36,420,776
  Less accumulated depreciation and amortization.................................         19,518,754            17,138,713
                                                                                         -----------           -----------
Property, plant and equipment, net...............................................         17,870,154            19,282,063
Restricted cash..................................................................          1,500,000                 -
Other assets.....................................................................            669,034               817,305
Deferred tax assets, non-current.................................................          1,084,000               905,000
Goodwill, net....................................................................          2,952,924             2,491,146
                                                                                         -----------           -----------

    Total Assets.................................................................        $35,354,427           $36,486,896
                                                                                         ===========           ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt..............................................         $1,007,485            $6,239,758
  Accounts payable...............................................................          1,266,776             1,554,517
  Accrued liabilities............................................................          1,759,167             1,541,309
  Income taxes payable...........................................................             38,663                37,857
                                                                                         -----------           -----------

    Total current liabilities....................................................          4,072,091             9,373,441

Long-term debt, net of current portion...........................................          5,330,111               429,420
Deferred compensation............................................................             96,020               123,452
Deferred liabilities.............................................................             48,014               155,483
Deferred tax liabilities.........................................................          1,736,000             1,703,000
                                                                                         -----------           -----------

    Total liabilities............................................................         11,282,236            11,784,796
                                                                                         -----------           -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share:
    Authorized: 1,000,000 shares
    No shares issued
  Common stock, par value $.01 per share:
    Authorized: 20,000,000 shares
    Issued: 3,202,991 and 3,201,069 shares.......................................             32,030                32,011
  Common stock warrants..........................................................            837,200               837,200
  Additional paid-in capital.....................................................         17,849,714            17,841,970
  Retained earnings..............................................................          5,981,227             7,395,978
  Accumulated other comprehensive income (loss)..................................            457,886              (263,193)
                                                                                         -----------           -----------

                                                                                          25,158,057            25,843,966
  Less treasury stock, at cost:
    82,100 shares at September 27, 2003 and December 28, 2002....................           (573,866)             (573,866)
  Less loan to officer-stockholder...............................................           (512,000)             (568,000)
                                                                                         -----------           -----------

    Total stockholders' equity...................................................         24,072,191            24,702,100
                                                                                         -----------           -----------

    Total Liabilities and Stockholders' Equity...................................        $35,354,427           $36,486,896
                                                                                         ===========           ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                           Quarters Ended              Nine Months Ended
                                                      -----------------------      -------------------------
                                                     September 27, September 28,  September 27,  September 28,
                                                         2003         2002            2003          2002
                                                      ----------   ----------      -----------   -----------
OPERATIONS
Net sales ...................................         $6,356,685   $5,938,929      $19,480,926   $19,251,844
                                                      ----------   ----------      -----------   -----------
Costs and expenses:
  Cost of sales .............................          4,155,523    3,323,334       12,273,743    10,456,362
  Selling, general and administrative .......          2,261,529    1,820,659        7,175,800     6,451,326
  Research and development ..................            316,452      723,337        1,340,437     1,910,988
  Restructuring charge.......................             54,170           --          128,350       240,000
                                                      ----------   ----------      -----------   -----------
                                                       6,787,674    5,867,330       20,918,330    19,058,676
                                                      ----------   ----------      -----------   -----------

Operating income (loss)......................           (430,989)      71,599       (1,437,404)      193,168
Interest and other expense, net .............             51,972       24,545          164,548       127,476
Gain on disposition of assets ...............            (33,073)          --         (104,024)           --
                                                      ----------   ----------      -----------   -----------
Income (loss) before income taxes............           (449,888)      47,054       (1,497,928)       65,692
Provision (benefit) for income taxes ........             34,508      (10,000)         (83,177)      (80,000)
                                                      ----------   ----------      -----------   -----------
Net income (loss)............................         $ (484,396)  $   57,054      $(1,414,751)  $   145,692
                                                      ==========   ==========      ===========   ===========

Basic and diluted net income (loss) per common share       $(.16)     $   .02           $ (.45)        $ .05
                                                      ==========   ==========      ===========   ===========

Weighted average number of shares outstanding:
  Basic .....................................          3,120,624    3,145,370        3,120,437     3,055,713

  Diluted....................................          3,120,624    3,147,634        3,120,437     3,098,894


COMPREHENSIVE INCOME (LOSS)

Net income (loss)............................         $ (484,396)  $   57,054      $(1,414,751)  $   145,692
Comprehensive income:
  Foreign currency translation adjustment....            (21,049)    (174,775)         721,079        35,515
                                                      ----------   ----------      -----------   -----------
Comprehensive income (loss)..................         $ (505,445) $  (117,721)     $  (693,672)  $   181,207
                                                      ==========   ==========      ===========   ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                NINE MONTHS ENDED
                                                                                                -----------------

                                                                                      SEPTEMBER 27,             SEPTEMBER 28,
                                                                                          2003                        2002
                                                                                          ----                        ----
Cash flows from operating activities:
  Net income (loss) ...........................................................    $   (1,414,751)             $     145,692
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization .............................................         2,644,120                  1,938,138
    Amortization of deferred income ...........................................           (21,822)                   (65,466)
    Gain on disposition of assets .............................................          (104,024)                      --
    Deferred and other compensation ...........................................            13,800                     22,568
    Deferred tax benefit ......................................................          (122,546)                      --
    Changes in operating assets and liabilities:
     Accounts receivable ......................................................        (1,562,501)                   205,374
     Income tax refunds receivable ............................................           257,776                     92,712
     Inventories ..............................................................           447,679                     52,239
     Other current assets .....................................................          (174,785)                   304,573
     Other assets .............................................................           (72,709)                  (160,522)
     Accounts payable .........................................................          (308,359)                (1,881,560)
     Accrued liabilities ......................................................           146,304                   (451,878)
     Income taxes payable .....................................................               806                   (111,524)
     Deferred compensation ....................................................           (33,232)                   (31,224)
     Other liabilities ........................................................            67,107                    115,998
                                                                                   --------------             --------------

Net cash (used in) provided by operating activities ...........................          (237,137)                   175,120
                                                                                   --------------             --------------

Cash flows from investing activities:
  Purchase of capital assets ..................................................          (964,518)                (2,193,192)
  Proceeds from disposal of assets    .........................................           168,558                       --
                                                                                   --------------             --------------

Net cash used in investing activities .........................................          (795,960)                (2,193,192)
                                                                                   --------------             --------------

Cash flows from financing activities:
  Borrowing under revolving credit facility ...................................              --                      500,000
  Borrowing under mortgage facility ...........................................              --                    2,500,000
  Restricted cash .............................................................        (1,500,000)                      --
  Repayment of borrowings .....................................................          (609,515)                (6,721,484)
  Repurchase of common stock ..................................................              --                     (457,440)
  Proceeds from the issuance of common stock, net .............................              --                    5,110,347
  Proceeds from the exercise of stock options .................................             7,763                    163,307
                                                                                   --------------             --------------

Net cash (used in) provided by financing activities ...........................        (2,101,752)                 1,094,730
                                                                                   --------------             --------------

Effect of exchange rate changes ...............................................            80,983                      9,539
                                                                                   --------------             --------------

Net decrease in cash and cash equivalents .....................................        (3,053,866)                  (913,807)
Cash and cash equivalents at beginning of period ..............................         3,610,798                  1,844,434
                                                                                   --------------             --------------

Cash and cash equivalents at end of period ....................................    $      556,932             $      930,631
                                                                                   ==============             ==============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes ..............................................................    $       73,551             $       24,645
                                                                                   ==============             ==============
    Loan interest .............................................................    $      204,429             $      185,860
                                                                                   ==============             ==============

    Unpaid purchases of capital assets ........................................    $       85,000             $      306,000
                                                                                   ==============             ==============
Supplemental disclosure of non-cash financing activity:
  Note payable for insurance premiums..........................................    $      192,396             $         --
                                                                                   ==============             ==============

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by generally accepted accounting principles for a full fiscal year. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 27, 2003 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended December 28, 2002.

2. DEBT CLASSIFICATION AND MANAGEMENT'S PLANS

As discussed in Note 13, on April 17, 2003, the Company and Fleet Bank entered into bank modification agreements that waived compliance with certain covenants and further amended the terms of the applicable agreement and covenants. The Company had classified the amounts owed to Fleet Bank, which were due on January 31, 2004, as a current liability at December 28, 2002.

On October 8, 2003, the Company completed the refinancing of its revolving credit and term loan obligations with a new credit facility provided by The CIT Group/Business Credit, Inc. ("CIT") that provides for a three-year secured revolving line of credit, term loans and letter of credit facility for up to $9,250,000. All obligations due to Fleet Bank were repaid from the proceeds of such refinancing. Management of the Company has implemented certain cost and capital expenditure reductions as a means to improve cash flow. The new revolving credit facility combined with the expected cash flows from operations should be sufficient to meet the Company's current obligations and to fund its currently contemplated operations during the next twelve months.

The Company classified $4,973,000 of its debt to Fleet Bank as long-term debt in the September 27, 2003 balance sheet, as the Company has refinanced this debt with financing obtained from CIT. The Company also classified $1,500,000 as restricted cash at September 27, 2003. Such amount is to be held as collateral in connection with the new credit facility.

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

4. PRIVATE PLACEMENT OF COMMON STOCK

On February 28, 2002, the Company sold to DuPont Electronic Technologies 528,413 shares of Common Stock, representing approximately 16.6% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $5,284,000. The Company and DuPont Electronic Technologies have also agreed to work together to better understand the dynamics of the markets for high-frequency electronic components and modules. David B. Miller, Vice President and General Manager of DuPont Electronic Technologies, was appointed to the Company's Board of Directors. As a result of this sale, pursuant to the anti-dilution provisions of the Warrants issued in conjunction with the private placement of 360,000 shares of Common Stock in October 2000, the exercise price of the Warrants was reduced to $17.80 and the number of shares subject to the Warrants was increased to 429,775. The Warrants expired on October 26, 2003. DuPont holds registration rights which give them the right to register certain shares of Common Stock of the Company.

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

FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 expands on the accounting guidance of SFAS No. 5 "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of the Indebtedness of Others." The initial recognition requirements in this Interpretation are effective for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial authority or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for fiscal periods ending after December 15, 2003. The Company is still evaluating the effect of FIN 46 but does not expect the adoption of FIN 46 will have a material impact on the Company's financial position or results of operations.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", requires that certain financial instruments previously accounted for as equity are now to be classified as liabilities. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

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

The table below sets forth the pro forma net loss and the pro forma net loss per share information as calculated in accordance with SFAS No. 123 for the quarters and nine-month periods ended September 27, 2003 and September 28, 2002:

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Quarters Ended                Nine Months Ended
                                                               --------------------------    ----------------------------
                                                               September 27,   September 28,  September 27,   September 28,
                                                                   2003            2002            2003           2002
                                                               ------------    -----------    -------------    -----------
Net income (loss) - as reported ...........................    $  (484,396)   $    57,054    $  (1,414,751)   $   145,692
     Plus: stock-based compensation
        expense included in reported net income (loss) ....              -              -                -              -
     Less: Stock-based compensation expense
        determined using the fair value method ............        (69,750)       (70,500)        (219,750)      (295,500)
                                                               -----------    -----------    -------------    -----------
     Net loss - pro forma .................................    $  (554,146)   $   (13,446)   $  (1,634,501)   $  (149,808)
                                                               ===========    ===========    =============    ===========

     Basic earnings (loss) per share:
      As reported .........................................    $      (.16)   $       .02    $       (.45)    $       .05
      Pro forma ...........................................    $      (.18)   $       .00    $       (.52)    $      (.05)
     Diluted earnings (loss) per share:
      As reported .........................................    $      (.16)   $       .02    $       (.45)    $       .05
      Pro forma ...........................................    $      (.18)   $       .00    $       (.52)    $      (.05)
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

The fair value of each of the options granted in 2003 and 2002 was estimated on the date of grant using the Black-Scholes option valuation model. The following weighted average assumptions were utilized:


                                                        2003          2002
                                                        ----          ----
Expected option life (years).......................      2.6           2.4
Expected volatility................................    45.00%        45.00%
Risk-free interest rate............................     3.50%         3.50%
Expected dividend yield............................     0.00%         0.00%

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

7. GOODWILL

The changes in the carrying amount of goodwill for the nine-month periods ended September 27, 2003 and September 28, 2002 are as follows:

                                                       2003           2002
                                                       ----           ----
Balance, beginning of year.....................    $2,491,146      $2,451,037
Foreign currency adjustment....................       461,778          22,863
                                                   ----------      ----------
Balance, end of period.........................    $2,952,924      $2,473,900
                                                   ==========      ==========

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. INVENTORIES

Inventories consist of the following:


                                                 SEPTEMBER 27,    DECEMBER 28,
                                                     2003            2002
                                                     ----            ----
Finished goods..............................     $    90,434      $   414,233
Work in process.............................       2,015,383        2,019,779
Raw materials and purchased parts...........       1,475,981        1,581,319
                                                 -----------      -----------
Total.......................................     $ 3,581,798      $ 4,015,331
                                                 ===========      ===========

Total inventories are net of valuation allowances for obsolescence of $1,091,000 at September 27, 2003 and $1,422,000 at December 28, 2002.

9. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income
(loss) by the weighted average common shares outstanding during the period.

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

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by or distributions to stockholders. The Company has determined the component of comprehensive income
(loss) impacting the Company is cumulative translation adjustments.

11. ACCOUNTING PERIOD

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

12. TRANSACTIONS WITH MANAGEMENT AND LOAN TO OFFICER-STOCKHOLDER

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

On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan will be calculated at a variable interest rate based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the Company is required to forgive 20% of the amount due under this loan and the accrued interest thereon. During 2003, the amount of $56,000 of principal and $8,000 of accrued interest was forgiven. For fiscal year 2004, the Company estimates that $56,000 of principal and $4,000 of accrued interest will be forgiven.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at September 27, 2003 and December 28, 2002:

                                                                             SEPTEMBER 27,   DECEMBER 28,
                                                                                 2003           2002
                                                                                 ----           ----
Fleet Bank (A):
 Mortgage loan, callable January 31, 2004, interest 1/2% below
    prime ................................................................    $3,237,500     $3,368,750
 Term loan, callable January 31, 2004, interest LIBOR plus 2% ............     2,428,571      2,720,000
The Bank of Nova Scotia (B):
 Capital leases, interest 6.7%, due October 2004 .........................        51,631         70,553
 Capital leases, interest 8.7%, due June 2005 ............................       188,264        202,420
 Capital leases, interest 7.3%, due April 2006 ...........................       163,939        167,435
 Capital leases, interest 7.9%, due June 2006 ............................       138,351        140,020
First Insurance Funding Corp.-
 Note payable, insurance premiums, interest 6.75% due April 2004..........       129,340           --
                                                                              ----------     ----------
                                                                               6,337,596      6,669,178
Less current portion .....................................................     1,007,485      6,239,758
                                                                              ----------     ----------
Long-term portion ........................................................    $5,330,111     $  429,420
                                                                              ==========     ==========

(A) The Company commenced borrowing in April 2001 under a $7,500,000 revolving credit facility with Fleet Bank, at an interest rate of one-half percent below the bank's floating prime rate. The weighted average interest rate on the borrowings under this facility during 2002 was 4.22% and the interest rate was 3.50% and 3.75% at September 27, 2003 and December 28, 2002, respectively.

During the first quarter of 2002, the Company obtained an increase of $2,500,000 in the Company's lines of credit with Fleet Bank to a total of $10,000,000, $3,500,000 of which consisted of a first mortgage originally callable in March 2007 on the Company's West Caldwell, New Jersey manufacturing facility.

In December 2002 the Company borrowed $2,720,000 under a seven-year term loan with Fleet Bank, which lowered the amount then available under its revolving line of credit to $3,780,000. The interest rate on the borrowings under this facility was 3.31% and 3.42% at September 27, 2003 and December 28, 2002, respectively.

The revolving credit facility, mortgage loan and term loan were secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiary located in Costa Rica. The provisions of the revolving credit and term loan agreement required the Company to maintain certain financial covenants. At December 28, 2002, the Company was not in compliance with certain of these covenants. The Company has not borrowed under the revolving credit facility since December 2002.

On April 17, 2003, the Company and Fleet Bank entered into bank modification agreements that waived compliance with certain covenants and further amended the applicable terms of the agreements and covenants. Under the amended loan agreements, Fleet Bank reduced the amount available under its revolving credit facility to $1,000,000, based upon availability under a borrowing base calculation and changed the maturity date of the Company's $3,500,000 first mortgage loan and the $2,720,000 term loan to January 31, 2004, while extending the maturity date of the revolving credit facility to January 31, 2004. In connection with these modification agreements, the Company paid a $100,000 fee to Fleet Bank and will accelerate the amortization of deferred financing costs of $190,000 through January 31, 2004. The loan agreements contain a material adverse change clause, under which Fleet Bank, in its good faith opinion, can determine that the Company is in default under the agreements. The Company believes that this clause is a Subjective Acceleration Clause as indicated in FASB Technical Bulletin 79-3, and, based upon the Company's assessment under those guidelines, among other factors, had classified the amounts as a current liability at December 28, 2002.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On October 8, 2003, the Company entered into a new financing agreement with CIT which consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $750,000 until certain conditions are met, a $1,500,000 machinery and equipment term loan ("Term Loan A") and a $2,750,000 real estate term loan ("Term Loan B"). The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 4.50%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 5.0%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent. The revolving line of credit and the term loans are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial covenants.

The Company classified $4,973,000 of its debt to Fleet Bank as long-term debt in the September 27, 2003 balance sheet, as the Company has refinanced this debt with financing obtained from CIT. The Company also classified $1,500,000 as restricted cash at September 27, 2003. Such amount is to be held as collateral in connection with the new credit facility.

(B) Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $583,000 at September 27, 2003 and $559,000 at December 28, 2002.

14. LEASE MODIFICATION AND FACILITY SHARING AGREEMENT

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

                                                                NINE MONTHS ENDED
                                                                SEPTEMBER 28, 2002
                                                                ------------------
Basic:
Actual...........................................................    3,055,713
Adjustments for sale of Common Stock on February 28, 2002........      119,134
                                                                     ---------
Basic - pro forma................................................    3,174,847
Effect of dilutive securities - Stock options....................       43,181
                                                                     ---------
Diluted - pro forma..............................................    3,218,028
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

Information about the Company's operations in its business segments follows. Operating income is net sales less operating expenses. Operating expenses exclude interest expense, other income and income taxes. Assets are identified with the appropriate business segment and are substantially all located in the North America geographic area. Corporate assets consist principally of cash. Corporate expenses are immaterial.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 Quarters Ended                Nine Months Ended
                                                         ---------------------------       ---------------------------
                                                        September 27,     September 28,   September 27,    September 28,
                                                            2003              2002            2003              2002
                                                         ---------         ---------       ---------         ---------
                                                          (In thousands of dollars)          (In thousands of dollars)
Industry segments:
    Sales to unaffiliated customers:
             Electronic components                       $   5,418         $   5,065       $  17,211         $  16,825
             Microwave micro-circuitry                       1,026             1,124           2,546             3,108
             Intersegment sales                                (87)             (250)           (276)             (681)
                                                         ---------         ---------       ---------         ---------
             Consolidated                                $   6,357         $   5,939       $  19,481         $  19,252
                                                         =========         =========       =========         =========

    Income (loss) before income taxes:
      Operating income (loss):
             Electronic components                       $    (514)        $    (100)      $  (1,377)        $      98
             Microwave micro-circuitry                          83               172             (61)               95
      Interest and other expense, net                          (52)              (25)           (164)             (127)
      Gain on disposition of assets                             33                 -             104                 -
                                                         ---------         ---------       ---------         ---------
             Consolidated                                $    (450)        $      47      $   (1,498)       $       66
                                                         =========         =========       =========         =========

      Identifiable assets:
             Electronic components                                                         $  29,339         $  30,270
             Microwave micro-circuitry                                                         5,537             5,087
             Corporate                                                                           557               931
             Intersegment                                                                        (79)             (240)
                                                                                           ---------         ---------
             Consolidated                                                                  $  35,354         $  36,048
                                                                                           =========         =========
      Depreciation and amortization:
             Electronic components                       $     856         $     654       $   2,476         $   1,764
             Microwave micro-circuitry                          56                53             168               174
                                                         ---------         ---------       ---------         ---------
             Consolidated                                $     912         $     707       $   2,644         $   1,938
                                                         =========         =========       =========         =========
      Capital expenditures:
             Electronic components                       $     158         $     535       $     917         $   2,076
             Microwave micro-circuitry                           5                24              48               117
                                                         ---------         ---------       ---------         ---------
             Consolidated                                $     163         $     559       $     965         $   2,193
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

Following is a summary of the carrying amounts of the Multi-Mix (R) Microtechnology net assets included in the Company's consolidated financial statements at September 27, 2003 and the related future planned purchases and lease obligation commitments through January 2006.

Net assets:
Property, plant and equipment, at cost.............................. $13,453,000
Less accumulated depreciation and amortization......................   3,712,000
                                                                     -----------
Property, plant and equipment, net..................................   9,741,000
Inventories.........................................................     755,000
Other assets, net...................................................     272,000
                                                                     -----------
Total net assets at September 27, 2003.............................. $10,768,000
                                                                     -----------
Commitments:
Planned equipment purchases for the remainder of 2003............... $   200,000
Lease obligations through January 2006..............................     637,000
                                                                     -----------
Total commitments...................................................    $837,000
                                                                     -----------
Total net assets and commitments.................................... $11,605,000
                                                                     ===========

The Company anticipates receiving additional orders during the remainder of 2003 and 2004 for its Multi-Mix (R) Microtechnology products, for which substantial research and development costs have also been incurred. Due to economic and market conditions in the wireless industry, the telecommunications system service providers have curtailed their capital equipment purchases from our customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix (R) Microtechnology product purchases that had been anticipated from certain specific customers or programs, the Company has recently implemented a strategic focus effort utilizing product knowledge and customer focus to expand specific sales opportunities. A continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the Company. The Company has determined no provision for impairment is required at this time.

The Company's planned equipment purchases and other commitments are expected to be funded through its new revolving credit facility of $5,000,000, which becomes due October 8, 2006, supplemented by cash resources and cash flows that are expected to be provided by operations.

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

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. At September 27, 2003, total inventories of $3,582,000 are net of a $1,091,000 valuation allowance for obsolescence.

With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company performed the required initial assessment of its goodwill, all of which was recognized in connection with the acquisition of Filtran, as of the beginning of the 2002 fiscal year as well as the annual assessment during the fourth quarter of 2002 and determined there was no impairment of goodwill.

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance (or write-down) is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 net loss weighed heavily in the Company's overall assessment. As a result of the Company's assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002 and September 27, 2003.

                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                                   (UNAUDITED)

The following table displays line items in the Consolidated Statements of Operations as a percentage of net sales.

                                                         Percentage of Net Sales           Percentage of Net Sales
                                                         ------------------------          ------------------------
                                                             Quarters Ended                     Nine Months Ended
                                                         ------------------------          ------------------------
                                                       September 27,   September 28,     September 27,    September 28,
                                                          2003             2002              2003             2002
                                                         ------           ------            ------           ------
Net sales....................................            100.0%           100.0%            100.0%           100.0%
                                                         ------           ------            ------           ------
Costs and expenses:
  Cost of sales..............................             65.4             56.0              63.0             54.3
  Selling, general and administrative........             35.6             30.6              36.8             33.5
  Research and development...................              5.0             12.2               6.9              9.9
  Restructuring charge.......................              0.8               -                0.7              1.3
                                                         ------           ------            ------           ------
                                                         106.8             98.8             107.4             99.0
                                                         ------           ------            ------           ------

Operating income (loss)......................             (6.8)             1.2              (7.4)             1.0
Interest and other expense, net..............               .8               .4                .8               .6
Gain on disposition of assets................              (.5)              --               (.5)              --
                                                         ------           ------            ------           ------

Income (loss) before income taxes............             (7.1)              .8              (7.7)              .4
Provision (benefit) for income taxes.........               .5              (.2)              (.4)             (.4)
                                                         ------           ------            ------           ------
Net income (loss)............................             (7.6%)            1.0%             (7.3%)             .8%
                                                         ======           ======            ======           ======

THIRD QUARTER AND THE FIRST NINE MONTHS OF 2003 COMPARED TO THE THIRD QUARTER AND FIRST NINE MONTHS OF 2002

Consolidated results of operations for the third quarter of 2003 reflect an increase in net sales from the third quarter of 2002 of $418,000 (or 7.0%) to $6,357,000. This increase was attributable to a $353,000 increase in net sales of electronic components and a $65,000 increase in sales of microwave micro-circuitry products from the Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI"). Consolidated results of operations for the first nine months of 2003 reflect an increase in net sales compared to the first nine months of 2002 of $229,000 (or 1.2%) to $19,481,000. For the first nine months of 2003, an increase of $386,000 in the net sales of electronic components attributable to improved orders in the Company's defense business was offset by a $157,000 decrease in sales of microwave micro-circuitry products from FMI, reflecting continued softness in the telecommunications sector that FMI serves, principally millimeter wave applications for wireless broadband solutions.

Orders of $6,390,000 were received during the third quarter of 2003, an increase of $617,000 or 10.7% compared to $5,773,000 in orders received during the third quarter of 2002. Orders received during the third quarter of 2003 exceeded sales during the third quarter of 2003 by approximately 0.5%. Orders of $21,619,000 were received for the first nine months of 2003, an increase of $855,000 or 4.1% compared to $20,764,000 in orders received for the first nine months of 2002. Orders received during the first nine months of 2003 exceeded sales during the first nine months of 2003 by approximately 11.0% As a result, backlog increased by $2,137,000 or 21.3% to $12,181,000 at the end of the third quarter of 2003 compared to $10,044,000 at year-end 2002.

The Company believes that the current economic downturn, resulting in reduced spending by wireless telecommunications service providers, has caused many wireless telecommunications companies to delay or forego purchases of the Company's products. However, the Company expects that its defense customers should continue to maintain their approximate current levels of orders during fiscal year 2003, although there are no assurances they will do so. The Company also anticipates increased levels of orders during the fiscal year 2003 for its new Multi-Mix (R) Microtechnology products, for which the Company has made a significant capital investment and incurred substantial research and development costs. The Company expects that softness in the telecommunications sector that FMI serves, principally millimeter wave applications for wireless broadband solutions, which caused a substantial reduction in the microwave micro-circuitry segment sales and profitability for the first nine months of 2003 compared to prior-year results, will continue in the near term.

Cost of sales increased $832,000 or 25.0%, and as a percentage of net sales increased 9.4 percentage points to 65.4% for the third quarter of 2003. Cost of sales increased $1,817,000 or 17.4% and as a percentage of net sales increased
8.7 percentage points to 63.0% for the first nine months of 2003. Cost of sales increased $566,000 and $1,423,000 for the third quarter and first nine months of 2003, respectively, in the electronic components segment, resulting from higher manufacturing cost increases that were attributable to increases in depreciation and other occupancy expenses related to the expansion of the Company's West Caldwell, New Jersey and Costa Rica manufacturing production facilities. Cost of sales for the electronic components segment also reflects reduced intersegment purchases from FMI of $163,000 and $405,000 for the third quarter and first nine months of 2003, respectively. Cost of sales increased $102,000 for the third quarter of 2003 and decreased $11,000 for the first nine months of 2003 in the microwave micro-circuitry segment, resulting from the overall decline in segment sales for the third quarter and first nine months of 2003 of approximately 8.8% and 18.1% compared to the third quarter and first nine months of the prior year.

Depreciation expense included in cost of sales for the third quarter of 2003 was $725,000, an increase of $196,000 compared to the third quarter of 2002. For the third quarter of 2003, approximately $442,000 of depreciation expense was associated with Multi-Mix (R) Microtechnology capital assets. Depreciation expense included in cost of sales for the first nine months of 2003 was $2,118,000, an increase of $557,000 compared to the first nine months of 2002. For the first nine months of 2003 approximately $1,296,000 of depreciation expense was associated with Multi-Mix (R) Microtechnology capital assets. The increase in depreciation expense was a result of higher capital equipment purchases in the prior year related to the new Costa Rica manufacturing facility and the expansion of the West Caldwell, New Jersey manufacturing facility.

Gross profit for the third quarter of 2003 for the electronic components segment decreased by $214,000 to $1,876,000 or 34.6% of segment net sales of $5,418,000 compared to gross profit of $2,090,000 or 41.3% of segment net sales of $5,065,000 in the third quarter of 2002. Gross profit for the third quarter of 2003 for the microwave micro-circuitry segment decreased by $201,000 to $325,000 or 31.7% of segment net sales of $1,026,000, compared to $526,000 or 46.8% of segment net sales of $1,124,000 in the third quarter of 2002. FMI sales include intersegment sales of $87,000 and $250,000 in the third quarter of 2003 and 2002, respectively. Gross profit for the first nine months of 2003 for the electronic components segment decreased by $1,037,000 to $6,494,000 or 37.7% of segment net sales of $17,211,000 compared to gross profit of $7,531,000 or 44.8% of segment net sales of $16,825,000 for the first nine months of 2002. Gross profit for the first nine months of 2003 for the microwave micro-circuitry segment decreased by $550,000 to $714,000 or 28.0% of segment net sales of $2,546,000, compared to $1,264,000 or 40.7% of segment net sales of $3,108,000 in the first nine months of 2002. FMI sales include intersegment sales of $276,000 and $681,000 in the first nine months of 2003 and 2002, respectively. The declines are primarily attributable to competitive pricing, cost overruns, increases in depreciation and other occupancy expenses related to expansion and under-utilization of the Company's manufacturing facilities.

Selling, general and administrative expenses of $2,262,000 for the third quarter of 2003 increased by $441,000 or 24.2%, and when expressed as a percentage of net sales, increased by 5.0% to 35.6%. The increase was due to higher commission, selling and professional fee expenses. Selling, general and administrative expenses of $7,176,000 for the first nine months of 2003 increased by $725,000 or 11.2%, and when expressed as a percentage of net sales, increased by 3.3 percentage points to 36.8% compared to the first nine months of 2002. The dollar increases for the first nine months of 2003 were primarily due to the $300,000 of additional fees and costs incurred related to the amendment of the Company's Fleet loan agreements incurred in the second quarter of 2003, and the higher commissions, selling and other professional fee costs incurred in the third quarter.

Research and development expenses for new products were $316,000 for the third quarter of 2003, a decrease of $407,000 or 56.3% and when expressed as a percentage of net sales, a decrease of 7.2 percentage points to 5.0% compared to the third quarter of 2002. Except for $42,000 of expenses in the third quarter of 2003 at FMI, a decrease of $84,000 from the third quarter of the prior year, substantially all of the research and development expenses were related to Multi-Mix (R) Microtechnology and Multi-Mix PICO (TM) products. Research and development expenses for new products were $1,340,000 for the first nine months of 2003, a decrease of $571,000 or 29.9% and when expressed as a percentage of net sales, a decrease of 3.0 percentage points to 6.9% compared to the first nine months of 2002. Except for $124,000 of expenses at FMI (a decrease of $256,000 from the first nine months of 2002) a majority of the research and development expenses were related to Multi-Mix (R) Microtechnology and Multi-Mix PICO(TM) products.

During the third quarter of 2003 the Company reduced its headcount by 2 persons, principally involved in manufacturing support and sales. The Company recorded a personnel restructuring charge of $54,000, consisting of severance and certain other personnel costs during the third quarter of 2003. During the second quarter of 2002 the Company reduced its head count by 23 persons, principally involved in production, manufacturing support and sales. The Company recorded a restructuring charge of $240,000 in the second quarter of 2002.

Consolidated operating loss for the third quarter of 2003 was $431,000 compared to consolidated operating income of $72,000 in the third quarter of 2002. Consolidated operating loss for the first nine months of 2003 was $1,437,000 compared to consolidated operating income of $193,000 for the first nine months of 2002.

Operating loss for the electronic components segment was $514,000 for the third quarter of 2003 compared to an operating loss of $100,000 in the third quarter of 2002. Operating income for the microwave micro-circuitry segment was $83,000 for the third quarter of 2003 compared to an operating income of $172,000 for the third quarter of 2002. For the first nine months of 2003, the Company's operating loss for its electronic component segment was $1,377,000 compared to operating income of $98,000 for the first nine months of 2002. For the first nine months of 2003, operating loss for the microwave micro-circuitry segment was $61,000 compared to operating income of $95,000 for the first nine months of 2002.

Interest and other expense, net was $52,000 for the third quarter of 2003 compared to interest and other expense, net of $25,000 for the third quarter of 2002. Interest and other expense, net was $164,000 for the first nine months of 2003 compared to interest and other expense, net of $127,000 for the first nine months of 2002. Interest expense for the third quarter of 2003 was principally incurred on borrowings under the mortgage loan and the term loan taken out during fiscal year 2002. Interest expense for the third quarter of 2002 was principally incurred on borrowings under a revolving credit facility and mortgage loan in connection with capital equipment purchases and the building expansion constructed during fiscal year 2001.

An income tax provision of $35,000 was recorded for the third quarter of 2003 with an effective tax rate of 8% compared to a tax benefit of $10,000 for the third quarter of 2002 with an effective tax rate of 21%. An income tax benefit of $83,000 was recorded for the first nine months of 2003, with an effective tax rate of 6%, compared to an income tax benefit of $80,000 for the first nine months of 2002. The 2003 tax benefit recorded represents deferred tax benefits associated with FMI's research and development expenses incurred in Canada. No U.S. tax benefits have been recorded in 2003.

Net loss for the third quarter of 2003 was $484,000 compared to net income of $57,000 for the second quarter of 2002. Net loss per share for the third quarter of 2003 was $.16 compared to net income of $.02 per share for the third quarter of 2002.

Net loss for the first nine months of 2003 was $1,415,000 compared to net income of $146,000 for the first nine months of 2002. Net loss per share for the first nine months of 2003 was $.45 compared to net income of $.05 per share for the first nine months of 2002.

The weighted average number of basic shares outstanding decreased by approximately 25,000 shares or 0.8% for the third quarter of 2003 compared to the third quarter of 2002. The decrease in shares outstanding was primarily due to the repurchase of 67,100 shares of treasury stock during the second half of 2002. The weighted average number of basic shares outstanding increased by approximately 64,000 shares or 2.1% for the first nine months of 2003 compared to the first nine months of 2002. The increase in shares outstanding was primarily due to the issuance of 528,413 shares to DuPont Electronic Technologies during the first quarter of 2002 partly offset by the repurchase of treasury stock during the second half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $600,000 at the end of the third quarter of 2003 compared to approximately $3,600,000 at the end of 2002. The Company's working capital was approximately $7,200,000 and its current ratio was 2.8 at the end of the third quarter of 2003 compared to $3,600,000 and 1.4, respectively, at the end of 2002.

The Company's operating activities utilized cash of $237,000 during the first nine months of 2003 compared to $175,000 of net positive cash flows during the first nine months of 2002. The primary reasons for the operating cash flow usage resulted from the net loss of $1,415,000, and an increase in accounts receivable of $1,562,000 and other current asset amounts, offset by depreciation and amortization charges of $2,644,000 and lower inventory levels.

The Company made net cash investments in property, plant and equipment of $965,000 during the first nine months of 2003 (and had unpaid invoices for such investments of $85,000 at September 27, 2003), compared to net cash investments made in property, plant and equipment of $2,193,000 (and unpaid invoices for such investments of $306,000 at September 28, 2002) during the first nine months of 2002. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix (R) Microtechnology was $9,741,000 at the end of the third quarter 2003, a decrease of $732,000 compared to $10,473,000 at the end of fiscal year 2002.

In April 2001, the Company commenced borrowing under a $7,500,000 revolving credit facility with Fleet Bank, at an interest rate of one-half percent below the bank's floating prime rate. The weighted average interest rate on the borrowings under this facility during 2002 was 4.22%, and the current interest rate was 3.50% at September 27, 2003 and December 28, 2002.

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

In December 2002 the Company borrowed $2,720,000 under a seven-year term loan with Fleet Bank, which lowered the amount then available under its revolving line of credit to $3,780,000. The interest rate on the borrowings under this facility was 3.31% and 3.42% at September 27, 2003 and December 28, 2002, respectively.

The Company had not made any borrowings under the Fleet Bank revolving credit facility since December 2002.

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

On April 17, 2003, the Company and Fleet Bank entered into bank modification agreements, that waived compliance with certain covenants and further amended the applicable terms of the agreements and covenants. Under the amended loan agreements, Fleet Bank reduced the amount available under its revolving credit facility to $1,000,000, based upon availability under a borrowing base calculation, and changed the maturity date of the Company's $3,500,000 first mortgage loan and the $2,720,000 term loan to January 31, 2004, while extending the maturity date of the revolving credit facility to January 31, 2004. In connection with these modification agreements, the Company paid a $100,000 fee to Fleet Bank and will accelerate the amortization of deferred financing costs of $190,000 through January 31, 2004. The loan agreements contain a material adverse change clause, under which Fleet Bank, in its good faith opinion, can determine that the Company is in default under the agreements. The Company believes that this clause is a Subjective Acceleration Clause as indicated in FASB Technical Bulletin 79-3, and, based upon the Company's assessment under those guidelines, among other factors, it had classified the amounts as a current liability at December 28, 2002.

On October 8, 2003, the Company completed the refinancing of its revolving credit and term loan obligations with a new credit facility provided by The CIT Group/Business Credit, Inc. ("CIT") that provides for a three-year secured revolving credit, term loan and letter of credit facility for $9,250,000. All obligations due to Fleet Bank were repaid from the proceeds of such refinancing. Management of the Company has implemented certain cost and capital expenditure reductions as a means to improve cash flow. The new revolving credit facility combined with the expected cash flows from operations should be sufficient to meet the Company's current obligations and to fund its currently contemplated operations during the next twelve months.

The new financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $750,000 until certain conditions are met, a $1,500,000 machinery and equipment term loan ("Term Loan A") and a $2,750,000 real estate term loan ("Term Loan B"). The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 4.50%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 5.0%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent. The revolving line of credit and the term loans are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial covenants.

The Company classified $4,973,000 of its debt to Fleet Bank as long-term debt in the September 27, 2003 balance sheet, as the Company has refinanced this debt with financing obtained from CIT. The Company also classified $1,500,000 as restricted cash at September 27, 2003. Such amount is to be held as collateral in connection with the new credit facility.

Depreciation and amortization expenses exceeded capital expenditures for new projects and production equipment during the first nine months of 2003 by approximately $1,679,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2003. The Company intends to issue commitments to purchase $200,000 of capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during the fourth quarter of 2003.

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

On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the Company is required to forgive 20% of the amount due under this loan and the accrued interest thereon. During 2003, the Company forgave $56,000 of principal and $8,000 of accrued interest and estimates that $56,000 of principal and $4,000 of accrued interest will be forgiven in fiscal year 2004.

Pursuant to a stockholder's agreement, dated as of October 30, 1998, with a former director and Chairman of the Company, this former director is required to vote his shares of Common Stock as directed by the Board of Directors or the Chief Executive Officer of the Company. There are no obligations of the Company pursuant to such agreement.

During the third quarter and first nine months of 2003, the Company's General Counsel KMZ Rosenman was paid $46,000 and $203,000, respectively, for providing legal services to the Company. A director of the Company is counsel to KMZ Rosenman but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2003, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $29,000 to these companies during the first nine months of 2003. A director of the Company is the chairman and chief executive officer of these companies.

During the first nine months of 2003, a director of the Company was paid $12,000 for providing financial-related consulting services to the Company. This agreement terminated in April 2003.

During the third quarter and first nine months of 2003, a director of the Company was paid $9,000 and $27,000, respectively, for providing technology-related consulting services to the Company.

During the third quarter and first nine months of 2003, DuPont Electronic Technologies, a stockholder, was paid $25,000 and $75,000, respectively, for providing technological and marketing related services on a cost-sharing basis to the Company.

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

On October 26, 2000, the Company sold units comprising Common Stock and warrants to purchase shares of Common Stock ("Warrants") to a group of investors led by Adam Smith Investment Partners, L.P. and certain of its affiliates (the "Adam Smith Investors"), EHI and Messrs. E. Cohen, Goldberg and Fuller, members of the Board (the "Director Investors"). The units were sold at a price of $12.80 per unit, each unit consisting of one share of Common Stock and one Warrant with an exercise price of $21.25 which expired on October 26, 2003. The Adam Smith Investors purchased 240,000 units, EHI purchased 100,000 units and Messrs. E. Cohen, Goldberg and Fuller purchased 5,000, 11,000 and 4,000 units, respectively, for an aggregate purchase price of $4,608,000. The Common Stock portion of the units represented an aggregate of approximately 14% of the outstanding Common Stock of the Company after giving effect to the sales.

On February 28, 2002, the Company sold to DuPont Electronic Technologies 528,413 shares of Common Stock, representing approximately 16.6% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $5,284,000. The Company and DuPont Electronic Technologies have also agreed to work together to better understand the dynamics of the markets for high-frequency electronic components and modules. David B. Miller, Vice President and General Manager of DuPont Electronic Technologies, was appointed to the Company's Board of Directors. As a result of this sale, pursuant to the anti-dilution provisions of the Warrants issued in October 2000, the exercise price of the Warrants was reduced to $17.80 and the number of shares subject to the Warrants was increased to 429,775. The Warrants expired October 26, 2003.

On October 1, 2002, EHI completed the sale of most of its microelectronics business to Infineon Technologies AG ("Infineon"). As part of this transaction, EHI transferred to Infineon 475,000 shares of the Company and the right to acquire 119,380 shares of the Company's Common Stock pursuant to the Warrants, and EHI assigned to Infineon its rights in the various agreements between EHI and the Company, which were modified in certain respects pursuant to an agreement with Infineon.

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

FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 expands on the accounting guidance of SFAS No. 5 "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of the Indebtedness of Others." The initial recognition requirements in this Interpretation are effective for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or results of operations.

FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial authority or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for fiscal periods ending after December 15, 2003. The Company is still evaluating the effect of FIN 46 but does not expect the adoption of FIN 46 will have a material impact on the Company's financial position or results of operations.

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", requires that certain financial instruments previously accounted for as equity are now to be classified as liabilities. SFAS No. 150 is effective for the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains statements relating to future results of Merrimac Industries, Inc. ("Merrimac" and together with its subsidiaries, the "Company"), including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments, particularly its Multi-Mix(R) products; general economic and industry conditions; slower than anticipated penetration into the satellite communications, defense and wireless markets; the risk that the benefits expected from the acquisition of Filtran Microcircuits Inc. are not realized; the ability to protect proprietary information and technology; competitive products and pricing pressures; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties, including but not limited to those detailed from time to time in Merrimac's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-QSB, and Merrimac undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. CONTROLS AND PROCEDURES

As of September 27, 2003 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive

Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of and for the period covered by this report, in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

No change occurred in the Company's internal controls concerning financial reporting during the Company's third quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

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

10(i) Subscription Agreement, dated February 28, 2002 between Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit 99.2 to Merrimac's Form 8-K for the period ending February 28, 2002.

10(j) Registration Rights Agreement, dated February 28, 2002 between Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit 99.3 to Merrimac's Form 8-K for the period ending February 28, 2002.

10(k) Consent and Waiver, dated as of September 18, 2002, among Merrimac, Ericsson Holding International B.V. and Infineon Technologies AG is hereby incorporated by reference to Exhibit 99.1 to Merrimac's Form 8-K for the period ending September 18, 2002.

10(l) Modification Agreement, dated as of September 27, 2002, between Merrimac and Infineon Technologies AG is hereby incorporated by reference to Exhibit 99.2 to Merrimac's Form 8-K for the period ending September 18, 2002.

10(m) Profit Sharing Plan of Merrimac is hereby incorporated by reference to Exhibit 10(n) to Merrimac's Registration Statement on Form S-1 (No. 2-79455).*

10(n) 1983 Key Employees Stock Option Plan of Merrimac effective March 21, 1983, is hereby incorporated by reference to Exhibit 10(m) to Merrimac's Annual Report on Form 10-KSB for the year ending March 31, 1983.*

10(o) 1993 Stock Option Plan of Merrimac effective March 31, 1993, is hereby incorporated by reference to Exhibit 4(c) to Merrimac's Registration Statement on Form S-8 (No. 33-68862) dated September 14, 1993.*

10(p) 1997 Long-Term Incentive Plan of Merrimac is hereby incorporated by reference to Exhibit A to Merrimac's Proxy Statement for the period ending April 11, 1997.*

10(q) Resolutions of the Stock Option Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1983 Key Employees Stock Option Plan of Merrimac, the 1993 Stock Option Plan of Merrimac and the 1997 Long-Term Incentive Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(f) to Merrimac's Annual Report on Form 10-KSB for the year ending March 30, 1999.*

10(r) 1995 Stock Purchase Plan of Merrimac is hereby incorporated by reference to Exhibit A to the Proxy Statement of Merrimac for the period ending December 31, 1994.*

10(s) Resolutions of the Stock Purchase Plan Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1995 Stock Purchase Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(g)(2) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

10(t) 1996 Stock Option Plan for Non-Employee Directors of Merrimac is hereby incorporated by reference to Exhibit 10(d) to Merrimac's Annual Report on Form 10-KSB dated for the year ending December 28, 1996.*

10(u) Resolutions of the Board of Directors of Merrimac, adopted June 3, 1998, amending the 1996 Stock Option Plan for Non-Employee Directors of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(h)(2) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

10(v) Amended and Restated Employment Agreement dated as of January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*

10(w) Amendment dated August 31, 2000 to the Amended and Restated Employment Agreement dated January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the period ending September 30, 2000.*

10(x) Amended and Restated Pledge Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(c) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*

10(y)        Amended Promissory Note dated as of May 4, 1998, executed by Mason
             N. Carter in favor of Merrimac is hereby incorporated by reference to Exhibit 10(l) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

10(z) Registration Rights Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to
             Exhibit 10(e) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*

10(aa) Form of Severance Agreement entered into with certain officers of Merrimac is hereby incorporated by reference to Exhibit 10(i) to Merrimac's Annual Report on Form 10-KSB for the year ending January 3, 1998.*

10(bb) Schedule of officers with substantially identical agreements to the form filed as Exhibit 10(o)(1) hereto is hereby incorporated by reference to Exhibit 10(j) to Merrimac's Annual Report on Form 10-KSB for the year ending January 3, 1998.*

10(cc) Consulting Agreement dated as of January 1, 1998, between Merrimac and Arthur A. Oliner is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending April 4, 1998.*

10(dd) Separation Agreement dated as of December 31, 1998, between Merrimac and Eugene W. Niemiec is hereby incorporated by reference to Exhibit 10(p) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

10(ee) Stockholder's Agreement dated as of October 30, 1998, between Merrimac and Charles F. Huber II is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending October 3, 1998.

10(ff) Shareholder's Agreement dated as of June 3, 1999, among Merrimac, William D. Witter, Inc. and William D. Witter is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 3, 1999.

10(gg) 2001 Key Employee Incentive Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63434) dated June 20, 2001.*

10(hh)       2001 Stock Option Plan is hereby incorporated by reference to
             Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63436) dated June 20, 2001.*

10(ii)       2001 Stock Purchase Plan is hereby incorporated by reference to
             Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63438) dated June 20, 2001.*

10(jj) 2001 Amended and Restated Stock Option Plan is hereby incorporated by reference to Exhibit 4(i) to Merrimac's Quarterly Report on Form 10-QSB for the period ending June 30, 2001.*

10(kk) Third Amended and Restated Credit Agreement, dated December 23, 2002, between Merrimac and Fleet National Bank, which amends the Credit and Security Agreement, dated October 7, 1997.

10(ll) Revolving Loan Modification Agreement, dated April 17, 2003, between Merrimac and Fleet National Bank, which amends the Third Amended and Restated Credit Agreement, dated December 23, 2002.

10(mm) Term Loan and Security Agreement, dated December 23, 2002, between Merrimac and Fleet National Bank.

10(nn) Term Loan Modification Agreement, dated April 17, 2003, between Merrimac and Fleet National Bank, which amends the Term Loan and Security Agreement, dated December 23, 2002.

10(oo) Term Loan and Security Agreement, dated March 26, 2002, between Merrimac and Fleet National Bank.

10(pp) Term Loan Modification Agreement, dated April 17, 2003, which amends the Term Loan and Security Agreement, dated March 26, 2002.

10(qq)+ Financing Agreement, dated October 8, 2003, between Merrimac and The CIT Group/Business Credit, Inc.

10(rr)+ Trademark and Patent Security Agreement, dated October 8, 2003, between Merrimac and The CIT Group/Business Credit, Inc.

10(ss)+ Mortgage and Security Agreement, dated October 8, 2003, by Merrimac in favor of The CIT Group/Business Credit, Inc.

10(tt)*+     Merrimac Severance Plan, as adopted September 17, 2003.

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

(b)  Reports on Form 8-K


     o The Company filed a Form 8-K on August 12, 2003, in connection with a press release dated August 11, 2003 announcing its financial results for the second quarter and first six months ended June 28, 2003.

     o The Company filed a Form 8-K on October 8, 2003, in connection with a press release dated October 8, 2003 announcing the completion of refinancing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERRIMAC INDUSTRIES, INC.

Date: November 12, 2003                     By: /s/ Mason N. Carter
                                                ---------------------------
                                                Mason N. Carter
                                                Chairman, President and
                                                Chief Executive Officer

Date: November 12, 2003                     By: /s/ Robert V. Condon
                                                ---------------------------
                                                Robert V. Condon
                                                Chief Financial Officer