Form 10KSB
period 2004-01-03
MERRIMAC INDUSTRIES INC
filed 2004-04-02
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   JANUARY 3, 2004
Commission file number      0-11201
                            ---------------

                                        MERRIMAC INDUSTRIES, INC.
----------------------------------------------------------------------------------------------------------
                       (Name of Small Business Issuer as specified in Its Charter)

                   DELAWARE                                                  22-1642321
------------------------------------------------           -----------------------------------------------
        (State or other jurisdiction of                                   (I.R.S. Employer
        incorporation or organization)                                  Identification No.)

                                           41 FAIRFIELD PLACE
                                     WEST CALDWELL, NEW JERSEY 07006
----------------------------------------------------------------------------------------------------------
                                (Address of principal executive offices)

                                              973-575-1300
----------------------------------------------------------------------------------------------------------
                                       (Issuer's telephone number)

                  Securities registered pursuant to Section 12(b) of the Exchange Act:

COMMON STOCK                                                      AMERICAN STOCK EXCHANGE
COMMON STOCK PURCHASE RIGHTS                                      AMERICAN STOCK EXCHANGE
----------------------------------------------------------------------------------------------------------
              (Title of each Class)                              (Name of each Exchange on
                                                                    which registered)

Securities registered pursuant to Section 12(g) of the Exchange Act:  NONE

         Check whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
   ---------------             -------------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State registrant's revenues for its most recent fiscal year:
$27,322,096

         The aggregate market value of voting stock held by non-affiliates based upon the average price of such stock as quoted on The American Stock Exchange on March 26, 2004, was $10,469,795.

         The number of shares of registrant's Common Stock outstanding as of March 26, 2004, was 3,120,891 shares.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): YES     NO   X
                                                              ----    ----

                                TABLE OF CONTENTS

PART 1                                                                    Page
                                                                          ----
Item 1.              Description of Business                                1

Item 2.              Description of Property                                7

Item 3.              Legal Proceedings                                      7

Item 4.              Submission of Matters to a Vote of Security
                     Holders                                                8

PART II

Item 5.              Market for Common Equity, Related
                     Stockholder Matters and Small Business
                     Issuer Purchases of Equity Securities                  8

Item 6.              Management's Discussion and Analysis or Plan
                     of Operation                                           9

Item 7.              Financial Statements                                  18

Item 8.              Changes In and Disagreements with
                     Accountants on Accounting and Financial
                     Disclosure                                            44

Item 8A.             Controls and Procedures                               44

PART III

Item 9.              Directors and Executive Officers of the Registrant    44

Item 10.             Executive Compensation                                46

Item 11.             Security Ownership of Certain Beneficial
                     Owners and Management and Related
                     Stockholder Matters                                   46

Item 12.             Certain Relationships and Related Transactions        46

Item 13.             Exhibits, List and Reports on Form 8-K                46

Item 14.             Principal Accountant Fees and Services                51

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments, particularly its Multi-Mix(R)products; general economic and industry conditions; slower than anticipated penetration into the satellite communications, defense and wireless markets; the risk that the benefits expected from the acquisition of Filtran Microcircuits Inc. are not realized; the ability to protect proprietary information and technology; competitive products and pricing pressures; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties, including but not limited to those detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date hereof, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Merrimac is a leader in the design and manufacture of passive RF and microwave components for industry, government and science. Merrimac components are today found in applications as diverse as satellites, military and commercial aircraft, radar, cellular radio systems, medical and dental diagnostic instruments, personal communications systems ("PCS") and wireless Internet connectivity.

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

         In July 2001, Merrimac introduced its Multi-Mix PICO(TM) Microtechnology. Through Multi-Mix PICO(TM) technology, Merrimac offers a group of products at a greatly reduced size, weight and cost that includes hybrid junctions, directional couplers, quadrature hybrids, power dividers and inline couplers, filters and vector modulators along with 802.11a, 802.11b, and 802.11g Wireless LAN (Local Area Network) modules. When compared to conventional multilayer quadrature hybrids and directional coupler products, Multi-Mix PICO(TM) is more than 84% smaller in size, without the loss of power or performance. Merrimac has completed the development of integrated inline multi-couplers and is supplying these Multi-Mix PICO(TM) products to major basestation customers.

         In December 2001, Merrimac received and started to ship its first 3G production order for a Multi-Mix PICO(TM) integrated solution to be used by one of the world's largest suppliers of wireless power amplifiers in the design of new third-generation broadband basestations. These orders are continuing to be shipped into early 2004.

         In addition to wireless basestation communications, Multi-Mix PICO(TM) products are currently under evaluation for applications in airborne electronic countermeasures, radar systems, smart antennas, satellite communications receiver modules, missiles, commercial Wi-Fi (Wireless Fidelity), WLANs (Wireless Local Area Networks) and the U.S. Department of Defense's next generation fighter jet JSF (Joint Strike Fighter) and FCS (Future Combat Systems).

         Merrimac customers prefer our value-added Multi-Mix PICO(TM) approach over traditional solutions because it enables them to minimize considerable costs of design, test and measurement, packaging, and manufacturing, as well as the unpredictable follow-on costs typically associated with factory tuning and optimization. Multi-Mix PICO(TM) enables customers to gain access to integrated solutions that simplify their internal design and manufacturing processes while reducing the time and costs it takes to implement manufacturable and repeatable products.

         Multi-Mix PICO(TM) also enables customers to outsource functions that are not considered their core competencies, which in turn allows them to maintain focus on their core business competencies.

         In the area of broadband communications, Merrimac continues to work on high frequency solutions that will bring multimedia Internet access to homes and offices through broadband systems.

         Merrimac manufactures and sells approximately 1,500 components and subsystems used in signal processing systems (the extraction of useable information from radio signals) in the frequency spectrum of D.C. to 65 GHz. Merrimac's products are designed to process signals having wide bandwidths and are of relatively small size and lightweight. When integrated into subsystems, advantages of lower cost and smaller size are realized due to the reduced number of connectors, cases and headers. Merrimac's components range in price from $0.50 to more than $10,000 and its subsystems range from $500 to more than $500,000.

         Merrimac has traditionally developed and offered for sale products built to specific customer needs, as well as standard catalog items. Approximately 35% of 2003 revenues were derived from initial orders for products custom designed for specific customer applications, 48% from repeat orders for such products and 17% from catalog sales.

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

         The major aerospace companies purchase components and subsystems from Merrimac. Merrimac design engineers work to develop solutions to customer requirements that are unique or require special performance. Merrimac is committed to continuously enhancing its leading position in high-performance electronic signal processing components for communications, defense and aerospace applications.

         Improved production efficiencies coupled with the capacity of the Company's low-cost manufacturing facility in Costa Rica and more extensive use of automated test equipment such as Agilent network analyzers have resulted in a considerable reduction of the set-up time to take measurements, calibrate test equipment and provide data electronically. In addition, computerized cost controls such as closed job history and up-to-date work in process costs are also enhancing Merrimac's competitive position. Merrimac is continuing to invest in manufacturing capital equipment in all three of our facilities to provide greater capacity and flexibility and reduce operating costs.

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

         Approximately 61% of Merrimac's sales in 2003 were derived from the sales of products for use in high-reliability aerospace, satellite, and missile applications. These products are designed to withstand severe environments without failure or maintenance over prolonged periods of time (from 5 to 20 years). Merrimac provides facilities dedicated to the design, development, manufacture, and testing of these products along with special program management and documentation personnel.

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

FILTRAN MICROCIRCUITS INC.

GENERAL

         Established in 1983, and acquired by Merrimac in February 1999, FMI is a leading manufacturer of microwave micro-circuitry for the high frequency communications industry. FMI produces microstrip, bonded stripline, and thick metal-backed Teflon(R) (PTFE) microcircuits for RF applications including satellite, aerospace, PCS, fiber optic telecommunications, automotive, navigational and defense applications worldwide. FMI participates in the market for millimeter-wave applications. FMI also supplies mixed dielectric multilayer and high speed interconnect circuitry to meet customer demand for high performance and cost-effective packaging. The Company expects that previous weaknesses in the telecommunications sector that FMI serves will improve in 2004.

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

     o    multilayer bonding; and

     o    conductive and non-conductive filled via holes.

         FMI has machining capabilities in computer numerically controlled routing, drilling, milling and laser machining. Machining tolerance ranges from +/- .005 inch to +/- .001 inch.

         FMI maintains an ISO 9001:2000 registered quality assurance program. This quality assurance program along with stringent statistical process control and gate inspections assure that when customers request specified standards based on certain needs, such needs are met. FMI typically works to the standard of IPC 6018 unless otherwise indicated by the customer. FMI can also work in full compliance to MIL-PRF-31032 (preceded by MIL-P-55110) or can adopt the requirements of IPC-HF-318, depending on customer needs.

         Worldwide applications include: millimeter wave (PCS backhaul, local and multipoint distribution systems, automotive radar, sensors and point to multipoint), satellite, aerospace, automotive and defense.

MARKETING

         Merrimac markets its products in the United States and Canada directly to customers through a sales and marketing staff comprised of 11 employees, including three employees located at FMI in Ottawa, Canada, and through 16 independent domestic sales organizations. Merrimac relies on 19 independent sales organizations to market its products elsewhere in the world. Merrimac's marketing program focuses on identifying new programs and applications for which Merrimac can develop prototypes leading to volume production orders.

         Merrimac's customers are primarily major industrial corporations that integrate Merrimac's products into a wide variety of defense and commercial systems. Merrimac's customers include The Boeing Company, Raytheon Company, Northrop Grumman Corporation, Lockheed Martin Corporation, Loral Space & Communications Ltd., Celestica, Inc., Alenia, EADS Astrium, BAE Systems, Ericsson, and General Dynamics Corporation. Sales to the foreign geographic area of Europe were 10.3%, 11.2% and 14.7% of net sales in 2003, 2002 and 2001, respectively. Sales to Lockheed Martin Corporation were 12.4%, 14.7%, and 13.8% of net sales in 2003, 2002 and 2001, respectively. Sales to The Boeing Company were 16.1%, 11.0%, and 15.0% of net sales in 2003, 2002 and 2001, respectively. Sales to Raytheon Company were 12.3% of net sales in 2003.

         FMI's key customers include M/A-Com, Inc., Raytheon Canada Ltd., Filtronic Broadband Ltd., Trak Microwave Corporation, Endwave North East Corporation, Communication Techniques Inc. and Signal Technology Corporation.

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


RESEARCH AND DEVELOPMENT

         During fiscal 2003, 2002, 2001, research and development expenditures amounted to $1,737,000, $2,729,000, $3,382,000, respectively. With the exception of $163,000 of expenses at FMI, substantially all of the research and development funds in fiscal 2003 were expended for new Multi-Mix(R) Microtechnology products. Merrimac plans to commit research and development funds at similar levels in fiscal 2004, and will focus its efforts on new product development for specific customer applications requiring integration of circuitry and further miniaturization, precision and volume applications.

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

BACKLOG

         Merrimac manufactures specialized components and subsystems pursuant to firm orders from customers and standard components for inventory. As of January 3, 2004, Merrimac had a firm backlog of orders of approximately $12.4 million. Merrimac estimates that approximately 90% of the orders in its backlog as of January 3, 2004 will be shipped within one year. Merrimac does not consider its business to be seasonal.

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

MANUFACTURING, ASSEMBLY AND SOURCE OF SUPPLY

         Manufacturing operations consist principally of design, assembly and testing of components and subsystems built from purchased electronic materials and components, fabricated parts, and printed circuits. Manual and semi-automatic methods are utilized depending principally upon production volumes. Merrimac has its own machine shop employing CAD/CAM techniques and etching facilities to handle soft and hard substrate materials. In addition, Merrimac maintains testing and inspection procedures intended to monitor production controls and enhance product reliability.

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

         Microwave materials used in FMI's products are available from Rogers Corporation and Taconic. Laminate materials are available from a small number of qualified suppliers. The suppliers that provide materials to FMI specialize in the manufacture of microwave materials. Customers often direct FMI to use a particular vendor for laminates based upon particular design specifications.

         Merrimac has developed and implemented a quality system to better satisfy the needs of its customers and provide adequate assurance that its products will meet or exceed specified requirements. Merrimac continues to establish and refine procedures and supporting documentation to enable the expedited transfer of product manufacture from prototype engineering to operational manufacturing.

         In October 1999, Factory Mutual awarded ISO 9001 certification to Merrimac's Multi-Mix(R) Microtechnology Group manufacturing facility in West Caldwell, New Jersey. In December 2000, they certified the Company's RF Microwave Products Group at the same manufacturing facility. In April 2001, Factory Mutual awarded ISO 9002 certification to the Company's FMI manufacturing facility in Ottawa, Ontario, Canada. In October 2001, Factory Mutual certified the Company's manufacturing subsidiary located in Costa Rica to ISO 9002. This location had obtained certification under a different Registrar prior to fiscal 1999.

         In October 2002, the Multi-Mix(R) operations in West Caldwell, New Jersey achieved certification to ISO 9001:2000. In December 2002, the Multi-Mix(R) facility in Costa Rica achieved certification to ISO 9001:2000. In August 2003, Merrimac's Quality system was revised to incorporate the Costa Rica facility with the West Caldwell, New Jersey location. During 2003, Factory Mutual performed auditing and issued Certificates of Registration to ISO 9001:2000, covering both locations. In September 2003 Factory Mutual issued FMI a Certificate of Registration to ISO 9001:2000.

         Electronic components and raw materials used in Merrimac's products are generally available from a sufficient number of qualified suppliers. Some materials are standard items. Subcontractors manufacture certain materials to Merrimac's specifications. Merrimac is not dependent upon any single supplier for any of its components or materials.

EMPLOYEE RELATIONS

         As of January 3, 2004, Merrimac employed approximately 210 full time employees, including 50 employees at FMI and 55 employees at Merrimac's Costa Rica facilities. None of Merrimac's employees are represented by a labor organization. Management believes that relations with its employees are satisfactory.

PATENTS

         As of March 26, 2004, Merrimac owns 11 U.S. patents with respect to certain inventions it developed. No assurance can be given that the protection that Merrimac has acquired through patents is sufficient to deter others, legally or otherwise, from developing or marketing competitive products. There can be no assurance that any of the patents will be found valid, if validity is challenged. Although Merrimac has from time to time filed patent applications in connection with the inventions which it believes are patentable, there can be no assurance that these applications will receive patents.

ITEM 2.  DESCRIPTION OF PROPERTY

WEST CALDWELL, NEW JERSEY

         Merrimac's administrative offices, research and principal production facilities are located in West Caldwell, New Jersey, on a five-acre parcel owned by Merrimac. A 12,000 square-foot plant was built in November 1966; a 13,500 square-foot addition was completed in December 1971; and a 26,500 square-foot addition was completed in July 1980. In February 2001, Merrimac began construction of an additional 19,200 square-foot addition, which was completed in April 2002. Accordingly, the West Caldwell plant now comprises 71,200 square feet.

         Merrimac owns all of its land, buildings, laboratories, production and office equipment, as well as its furniture and fixtures in West Caldwell, New Jersey. Merrimac believes that its plant and facilities are well suited for Merrimac's business and are properly utilized, suitably located and in good condition.

CANADA

         In February 1999, Merrimac entered into a seven-year lease for a 20,000 square-foot manufacturing facility in Ottawa, Ontario, Canada in connection with Merrimac's acquisition of FMI. Merrimac has the option to extend the lease for an additional three-year term, and intends to exercise such option in 2005.

COSTA RICA

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of Merrimac's stockholders during the fourth quarter of 2003.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Merrimac's Common Stock has been listed and traded on The American Stock Exchange since July 11, 1988, under the symbol MRM. As of March 26, 2004, Merrimac had approximately 200 holders of record. Merrimac believes there are approximately 1,500 additional holders in "street name" through broker nominees.

The following table sets forth the range of the high and low closing sales prices as reported by the AMEX for the period from December 30, 2001 to January 3, 2004.

Fiscal Year Ended January 3, 2004                      -------------------
-----------------------------------                       High          Low
                                                          ----          ---
First Quarter.........................................   $ 5.09       $ 4.50
Second Quarter........................................   $ 3.80       $ 2.70
Third Quarter.........................................   $ 5.18       $ 3.20
Fourth Quarter........................................   $ 6.80       $ 4.35


Fiscal Year Ended December 28, 2002
-----------------------------------

First Quarter ........................................   $14.10       $11.50
Second Quarter........................................   $12.40       $ 8.07
Third Quarter.........................................   $ 8.10       $ 6.00
Fourth Quarter........................................   $ 6.55       $ 4.60

         Merrimac has not paid any cash dividends to its stockholders since the third quarter of 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following is a summary of the carrying amounts of the Multi-Mix(R) Microtechnology net assets included in the Company's consolidated financial statements at January 3, 2004 and the related future planned purchases and lease obligation commitments through January 2006.


Net assets:

        Property, plant and equipment, at cost                       $14,118,000
        Less accumulated depreciation and amortization                 4,054,000
                                                                     -----------
        Property, plant and equipment, net                            10,064,000
        Inventories                                                      592,000
        Other assets, net                                                322,000
                                                                     -----------

        Total net assets at January 3, 2004                          $10,978,000
                                                                     -----------

        Commitments:
        Planned equipment purchases for 2004                            $600,000
        Lease obligations through January 2006                           617,000
                                                                     -----------
        Total commitments                                             $1,217,000
                                                                     -----------

        Total net assets and commitments                             $12,195,000
                                                                     ===========

Due to economic and market conditions in the wireless telecommunications industry, the system service providers have significantly reduced their capital equipment purchases from our customers. These circumstances have caused the Company's customers to delay or cancel certain Multi-Mix(R) Microtechnology product purchases that had been anticipated for 2003. While the Company continues to pursue new business opportunities, a continued delay or reduction from anticipated levels in new orders for these products would require the Company to reassess the carrying value of such assets or pursue alternatives (including a potential write-off) related to the utilization or realization of these assets and commitments, the result of which could be materially adverse to the financial results and position of the Company. The Company has determined no provision is required at this time.

The Company's planned equipment purchases and other commitments are expected to be funded through a $5,000,000 revolving credit facility, which expires October 8, 2006, and supplemented by cash resources and cash flows that are expected to be provided by operations.

Contract revenue and related costs on fixed-price and cost-reimbursement contracts that require customization of products to customer specifications are recorded when title transfers to the customer, which is generally on the date of shipment. Prior to shipment, manufacturing costs incurred on such contracts are recorded as work-in-process inventory. Anticipated losses on contracts are charged to operations when identified. Revenue related to non-recurring engineering charges is generally recognized upon shipment of the initial units produced or based upon contractually established stages of completion. The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured.

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. As of January 3, 2004, the Company held inventories valued at $3,188,000, that is net of a $1,787,000 valuation allowance for obsolescence and cost overruns, which is based upon a valuation methodology consistently applied.

With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company performed the annual assessment during the fourth quarter of 2003 and determined there was no impairment.

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance (or write-down) is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 net loss weighed heavily in the overall assessment. As a result of our assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This policy continued throughout fiscal year 2003.


                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                                   (UNAUDITED)

The following table displays line items in the Consolidated Statements of Operations as a percentage of net sales.

                                                                   Percentage of Net Sales
                                                                   -----------------------
                                                                       Years Ended
                                                                   -----------------------
                                                       January 3,      December 28,    December 29,
                                                          2004             2002            2001
                                                          ----             ----            ----
Net sales....................................            100.0%           100.0%          100.0%
                                                        ------           ------          ------
Costs and expenses:
  Cost of sales..............................             61.3             57.4            48.5
  Selling, general and administrative........             34.9             36.4            37.0
  Research and development...................              6.4             11.1            13.1
  Restructuring charges......................              0.6              2.1              --
  Amortization of goodwill...................               --               --              .6
  Reincorporation charge.....................               --               --             1.3
                                                        ------           ------          ------
                                                         103.2            107.0           100.5

                                                        ------           ------          ------

Operating loss...............................             (3.2)            (7.0)            (.5)
Interest and other (expense) income, net.....             (1.0)             (.7)             .1
Gain on disposition of assets................               .4               --              --
                                                        ------           ------          ------

Loss before income taxes.....................             (3.8)            (7.7)            (.4)
Provision (benefit) for income taxes.........              (.4)             1.0             (.5)
                                                         ------           ------          ------
Net income (loss)............................             (3.4%)           (8.7%)            .1%
                                                         ======           ======          ======

2003 COMPARED TO 2002

Consolidated results of operations for 2003 reflect an increase in net sales from the prior year of $2,752,000 or 11.2% to $27,322,000. This increase was primarily attributable to a $2,548,000 increase in the electronic components segment attributable to improved orders in the Company's defense and satellite business offset by a decrease in net sales of microwave micro-circuitry products of $257,000 of the Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI"). The decrease in 2003 FMI sales was due to continued softness in the telecommunications sector that FMI serves, principally millimeter-wave applications for wireless broadband solutions.

Orders of $29,673,000 were received during 2003, an increase of $6,916,000 or 30.4%, compared to $22,757,000 in orders received during 2002. As a result, backlog increased by $2,351,000 or 23.4% to $12,395,000 at the end of 2003, compared to $10,044,000 at year-end 2002.

The Company believes that the current economic downturn, resulting in reduced spending by wireless service providers, has caused many wireless companies to delay or forego certain purchases of the Company's products and this trend is expected to continue in the near term. However, the Company expects that its satellite and defense customers should continue to maintain their approximate current levels of orders during 2004, although there are no assurances they will do so. The Company also anticipates increasing levels of orders during 2004 and for fiscal year 2005 for its Multi-Mix(R) Microtechnology products, for which the Company has made a significant capital investment and incurred substantial research and development costs. The Company expects that previous weaknesses in the telecommunications sector that FMI serves will improve in 2004.

Consolidated cost of sales increased $2,641,000 or 18.7%, and as a percentage of net sales increased 3.9 percentage points to 61.3%, for 2003. Cost of sales increased $1,943,000 (which includes lower intersegment purchases from FMI of $461,000) for 2003 in the electronic components segment, resulting from additional production costs above anticipated costs, competitive pricing, and higher manufacturing costs that were attributable to increases in depreciation and other occupancy expenses related to the expansion of the Company's West Caldwell, New Jersey and Costa Rica manufacturing production facilities. Cost of sales increased $237,000 during 2003 in the microwave micro-circuitry segment, due to higher material and labor costs.

Depreciation expense included in 2003 consolidated cost of sales was $2,778,000, an increase of $531,000 compared to 2002. For 2003, approximately $1,650,000 of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. Other increases in depreciation expense were a result of capital equipment purchases in the current and prior years and the commencement of depreciation expense associated with the West Caldwell, New Jersey 19,200 square-foot building expansion, which was placed into service during the first quarter of 2002. During the third quarter of 2002, depreciation and amortization expense commenced on the recently completed 36,200 square-foot Multi-Mix(R) manufacturing facility in San Jose, Costa Rica.

Consolidated gross profit for 2003 was impacted by the items referred to in the above discussion of consolidated cost of sales and depreciation expense. Consolidated gross profit for 2003 was $10,577,000 or 38.7% of net sales compared to consolidated gross profit of $10,466,000 or 42.6% of net sales for 2002. Gross profit for 2003 for the electronic components segment increased by $604,000 or 6.8% to $9,500,000, which represented 39.6% of segment net sales of $23,962,000, compared to a gross profit of $8,896,000 or 41.5% of segment net sales of $21,415,000 in 2002. Gross profit for 2003 included revenue of $226,000 related to the settlement of rate increases on prior year contract costs. Gross profit for 2003 for the microwave micro-circuitry segment decreased by $494,000 to $1,076,000 which represented 29.0% of segment net sales of $3,709,000, compared to $1,570,000 or 39.6% of segment net sales of $3,966,000 in 2002. FMI sales include intersegment sales of $349,000 and $810,000 in 2003 and 2002, respectively.

Consolidated selling, general and administrative expenses of $9,536,000 for 2003 increased by $586,000 or 6.6%, and when expressed as a percentage of net sales, decreased by 1.5 percentage points to 34.9% compared to 2002. The dollar increases were primarily due to the $400,000 of additional fees and costs (including accelerated amortization of deferred financing costs) incurred related to the amendment of the Company's prior bank facilities incurred in the second quarter of 2003, and the higher commissions, selling and other professional fee costs incurred throughout 2003.

Research and development expenses for new products were $1,737,000 for 2003, a planned decrease of $992,000 or 36.4% compared to 2002. Except for $163,000 of research and development expenses at FMI, a decrease of $325,000 from 2002 levels, substantially all of the research and development expenses were related to Multi-Mix(R) Microtechnology and Multi-Mix PICO(TM) products.

During 2003 the Company reduced its headcount by 14 persons, principally involved in production, manufacturing support, sales and administration. The Company recorded personnel restructuring charges aggregating $160,000, consisting of severance and certain other personnel costs during the last three quarters of 2003. As a result of a decline in orders received from its customers during 2002, the Company reduced head count by 28 persons, principally involved in production, manufacturing support and sales. The Company recorded personnel restructuring charges of $240,000 and $270,000 consisting of severance and certain other personnel costs, during the second and fourth quarters of 2002 which increased the Company's net loss by $510,000.

Consolidated operating loss for 2003 was $856,000. Operating loss for the electronic components segment for 2003 was $860,000, which included the effect of charges associated with the personnel restructuring charges of $160,000 in the last three quarters of 2003. In the fourth quarter of 2003, $210,000 of income resulted from revenue related to the settlement of rate increases on prior year contract costs. Operating loss for the electronic components segment for 2002 was $1,792,000 after the $468,000 personnel restructuring charges in the second and fourth quarters of 2002. Operating income for the microwave micro-circuitry segment was $4,000 in 2003 compared to operating income of $70,000 for 2002, after inclusion of the $42,000 second quarter personnel restructuring charge.

Net interest expense was $271,000 for 2003, which compares to net interest expense of $176,000 for 2002. Interest expense for 2003 was principally incurred on borrowings under mortgage and term loans taken out during fiscal year 2002 and the revolving line of credit, and term loans which the Company refinanced during the fourth quarter of 2003 at higher interest rates. Interest expense for 2002 was principally incurred on borrowings under a revolving credit facility and mortgage loan in connection with capital equipment purchases and the building expansion constructed during fiscal year 2001.

An income tax benefit of $109,000 was recorded for 2003, with an effective tax rate of 10.7%, compared to an income tax provision of $237,000 that was recorded for 2002 related to recording a partial income tax benefit of $282,000 on the 2002 operating loss and tax credits of $132,000 associated with research and development expenditures offset by the impact of providing a $645,000 net valuation allowance against domestic net deferred tax assets. The 2003 tax benefit recorded represents deferred tax benefits associated with FMI's research and development expenses incurred in Canada. No domestic tax benefits have been recorded in 2003.

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company increased its domestic deferred tax asset valuation allowance by $1,050,000 to $1,350,000 in fiscal year 2002. The Company increased its domestic deferred tax asset valuation allowance by $200,000 to $1,550,000 in fiscal year 2003. The Company's domestic net deferred tax assets have been fully reserved as of January 3, 2004.

During the year ended December 28, 2002, the Company completed the first of the impairment tests of goodwill required under SFAS No. 142, which was adopted effective December 30, 2001. Under these rules, goodwill is no longer subject to amortization but is reviewed for potential impairment annually or upon the occurrence of an impairment indicator. Goodwill of approximately $3,100,000, which arose from the acquisition of FMI in 1999, was previously being amortized on a straight-line basis over twenty years.

The Company recorded a net loss for 2003 of $914,000 compared to a net loss of $2,135,000 for 2002. On a per share basis, the Company recorded a net loss of $.29 per share for 2003 compared to a net loss of $.69 per share for 2002.

The weighted average number of basic shares outstanding increased by approximately 47,000 shares or 1.5% for 2003 compared to 2002. The increase in shares outstanding was primarily due to the issuance of 528,413 shares to DuPont Electronic Technologies during the first quarter of 2002 partly offset by the repurchase of 82,100 shares of stock during the second half of 2002.


2002 COMPARED TO 2001

Consolidated results of operations for 2002 reflect a decrease in net sales from the prior year of $1,223,000 or 4.7% to $24,570,000. This decrease was primarily attributable to a decrease in net sales of microwave micro-circuitry products of $1,254,000 from the Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI"), offset by a small increase of $32,000 in net sales of electronic components. The decrease in 2002 FMI sales was due to softness in the telecommunications sector that FMI serves, principally millimeter-wave applications for wireless broadband solutions.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $450,000 at the end of 2003 compared to approximately $3,600,000 at the end of 2002. The Company's working capital was approximately $7,300,000 and its current ratio was 2.7 to 1 at the end of 2003 compared to $3,600,000 and
1.4 to 1, respectively, at the end of 2002. At January 3, 2004 the Company had available borrowing capacity under its revolving line of credit of $3,750,000.

The Company's operating activities provided net positive cash flows of $1,093,000 during 2003 compared to positive cash flows of $1,484,000 during 2002. The primary reason for the positive operating cash flows in 2003 resulted from depreciation and amortization charges of $3,404,000 and a decrease in inventories. These positive cash flows were offset primarily by increases in accounts receivable and other assets made during 2003.

The Company made net capital investments in property, plant and equipment of $1,097,000 during 2003 (which excludes unpaid invoices for additional capital investments of $224,000 at January 3, 2004), compared to net capital investments made in property, plant and equipment of $2,858,000 during 2002. These capital expenditures are related to new production facilities and processing equipment capabilities in connection with the manufacturing of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $10,064,000 at the end of 2003, a decrease of $409,000 compared to $10,473,000 at the end of fiscal year 2002.

In April 2001, the Company commenced borrowing under a $7,500,000 revolving credit facility with Fleet Bank, at an interest rate of one-half percent below the bank's floating prime rate. The weighted average interest rate on the borrowings under this facility during 2002 was 4.22%, and the interest rate was 3.75% at December 28, 2002.

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

In December 2002 the Company borrowed $2,720,000 under a seven-year term loan with Fleet Bank, which lowered the amount then available under its revolving line of credit to $3,780,000. The interest rate on the borrowings under this facility was 3.42% at December 28, 2002.

The Company had not made any borrowings under the Fleet Bank revolving credit facility since December 2002.

The provisions of the Fleet revolving credit and term loan agreement required the Company to maintain certain financial covenants. At December 28, 2002, the Company was not in compliance with certain of these covenants.

On April 17, 2003, the Company and Fleet Bank entered into bank modification agreements, that waived compliance with certain covenants and further amended the applicable terms of the agreements and covenants to reduce total availability and change maturity dates of the facility. The loan agreements contained a material adverse change clause, under which Fleet Bank, in its good faith opinion, could determine that the Company was in default under the agreements. The Company believed that this clause was a Subjective Acceleration Clause as indicated in EITF 95-22, and, based upon the Company's assessment under those guidelines, among other factors, had classified the amounts as a current liability at December 28, 2002.

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

The new financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $750,000 until certain conditions are met, a $1,500,000 machinery and equipment term loan ("Term Loan A") and a $2,750,000 real estate term loan ("Term Loan B"). In connection with this new financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash with CIT. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 4.50%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 5.0%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 5.0%). At January 3, 2004, the Company, under the terms of its agreement with CIT, elected to convert $1,200,000 of Term Loan A and $1,800,000 of Term Loan B to LIBOR interest rate loans. The weighted average and current interest rates on such LIBOR interest rate loans was 4.44%. The current LIBOR interest rate options expire on April 13, 2004 and are expected to be renewed for six months at that time. The revolving line of credit and the term loans are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial covenants. The Company was in compliance with these covenants at January 3, 2004.

Depreciation and amortization expenses exceeded capital expenditures for new projects and production equipment during 2003 by approximately $1,900,000, and we anticipate that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2004 by approximately $2,000,000. The Company intends to issue up to $1,000,000 of purchase order commitments for capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during fiscal year 2004.

The Company entered into an agreement effective January 2001, with a customer to relinquish to this customer approximately half of the Company's 17,000 square-foot leased manufacturing facility in Costa Rica. Associated with the transaction, the Company entered into a new four-year lease agreement with a five-year renewal option with its Costa Rica landlord for the reduced space. In addition, the Company transferred certain employees to its customer, agreed to share certain personnel resources and common costs, and committed to provide certain management, administrative and other services to its customer. On March 31, 2003, the Company relinquished the balance of the space to its customer. The completion of these transactions resulted in a gain of $71,000 during the second quarter of 2003. In connection with the 2001 agreement, the Company received $450,000 from its customer. The Company reduced its facility occupancy expenses by approximately $22,000, $87,000 and $87,000 in 2003, 2002 and 2001,
respectively.

RELATED PARTY TRANSACTIONS

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

On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the Company is required to forgive 20% of the amount due under this loan and the accrued interest thereon. During 2003, the Company forgave $56,000 of principal and $7,000 of accrued interest and paid a tax gross-up benefit of $8,300 and projects that $56,000 of principal and $4,000 of accrued interest will be forgiven and a tax gross-up will be paid in fiscal year 2004. During 2002, the Company forgave $56,000 of principal and $12,000 of accrued interest and paid $10,700 for a tax gross-up benefit. During 2001, the Company forgave $56,000 of principal and $23,000 of accrued interest and paid a tax gross-up benefit of $11,000.

During fiscal years 2003, 2002 and 2001, respectively, the Company's General Counsel, KMZ Rosenman, was paid $359,000, $372,000 and $288,000 for providing legal services to the Company. A director of the Company is Counsel to the firm of KMZ Rosenman but does not share in any fees paid by the Company to the law firm.

During fiscal years 2003, 2002 and 2001, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide outplacement services to the Company. The Company paid an aggregate of $40,000, $24,000 and $117,000 to these companies during 2003, 2002 and 2001, respectively. A director of the Company is the Chairman and Chief Executive Officer of each of these companies.

During fiscal years 2003, 2002 and 2001, respectively, a director of the Company was paid $12,000, $36,000 and $40,300 for providing financial-related consulting services to the Company.

During each of fiscal years 2003, 2002 and 2001, a director of the Company was paid $36,000 for providing technology-related consulting services to the Company.

During fiscal years 2003 and 2002, respectively, DuPont Electronic Technologies, a stockholder, was paid $109,000 and $36,000 for providing technological and marketing related personnel and services on a cost-sharing basis to the Company.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such grant is priced at the fair market value of the Common Stock on the date of such grant. On June 24, 2003, non-qualified stock options to purchase an aggregate of 20,000 shares were issued to eight directors at an exercise price of $3.10 per share.

On April 7, 2000, the Company entered into a stock purchase and exclusivity agreement with Ericsson Microelectronics, A.B. ("Ericsson") and Ericsson Holding International, B.V. ("EHI") pursuant to which the Company sold to EHI 375,000 shares of Common Stock, representing approximately 17.5% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $3,375,000. The stock purchase and exclusivity agreement also provides that the Company will design, develop and produce exclusively for Ericsson certain Multi-Mix(R) products that incorporate active RF power transistors for use in certain wireless basestation applications, television transmitters and certain other applications that are intended for Bluetooth transceivers.

On October 26, 2000, the Company entered into subscription agreements for Common Stock and three-year warrants to purchase shares of Common Stock ("Warrants") with a group of investors led by Adam Smith Investment Partners, L.P. and certain of its affiliates (the "Adam Smith Investors"), EHI and Messrs. E. Cohen, Goldberg and Fuller, members of the Board (the "Director Investors"). The Company sold to the investors units at a price of $12.80 per unit, each unit consisting of one share of Common Stock and one Warrant with an exercise price of $21.25 which expired on October 26, 2003 ("Units"). The Adam Smith Investors purchased 240,000 Units, EHI purchased 100,000 Units and Messrs. E. Cohen, Goldberg and Fuller purchased 5,000, 11,000 and 4,000 Units, respectively, for an aggregate purchase price of $4,608,000. The Common Stock portion of the Units represented an aggregate of approximately 14% of the outstanding Common Stock of the Company after giving effect to the sales.

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

On October 1, 2002, EHI completed the sale of most of its microelectronics business to Infineon Technologies AG ("Infineon"). As part of this transaction, EHI transferred to Infineon 475,000 shares of the Company and the right to acquire 119,380 shares of the Company's Common Stock pursuant to the Warrants (which expired in October 2003), and EHI assigned to Infineon its rights in the various agreements between EHI and the Company, which were modified in certain respects pursuant to an agreement with Infineon.

Infineon, Adam Smith Investors and DuPont hold registration rights which give them the right to register certain shares of Common Stock of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the fair value for an asset retirement obligation to be recorded in the period in which it is incurred. The Company's adoption of SFAS No. 143, effective December 29, 2002, did not have an impact on the Company's financial position or results of operations.

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS No. 13 for certain sale-leaseback and sublease accounting. The Company's adoption of SFAS No. 145, effective December 29, 2002, did not have an impact on the Company's financial position or results of operations.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company's adoption of SFAS No. 146, effective for exit or disposal activities initiated after December 28, 2002, did not have an impact on the Company's financial position or results of operations.

SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The provisions of SFAS No. 148 were effective for the Company for interim periods beginning after December 28, 2002. As permitted by SFAS No. 148, the Company will continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock-Based Compensation," for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs. In addition, the Company is awaiting further guidance and clarity that may result from current FASB and International Accounting Standards Board stock compensation projects and will continue to evaluate any developments concerning mandated, as opposed to optional, fair-value based expense recognition. The adoption of SFAS No. 148 did not have an impact on the Company's financial position or results of operations.

FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of the Indebtedness of Others." The initial recognition requirements in this Interpretation are effective for periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company's financial position or results of operations.

FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial authority or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for fiscal periods ending after December 15, 2003. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations.

ITEM 7.  FINANCIAL STATEMENTS


                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Merrimac Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Merrimac Industries, Inc. as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Merrimac Industries, Inc. as of December 29, 2001 and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 1, 2002, expressed an unqualified opinion on those statements, before the revisions in disclosures described below.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merrimac Industries, Inc. as of January 3, 2004 and December 28, 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As described in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("Statement") No. 142, Goodwill and Other Intangible Assets, effective December 30, 2001.

In addition, as described in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement No. 142 which was adopted by the Company on December 30, 2001. Our audit procedures with respect to the disclosures in Note 1 relating to 2001 included
(a) agreeing the previously reported net income (loss) and per share amounts to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense recognized in these periods related to goodwill to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss) and the related net income (loss) per share amounts. In our opinion, the disclosures for 2001 in
Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's consolidated financial statements for 2001 other than with respect to such disclosures, and accordingly, we do not express an opinion or any other form of assurance on the Company's 2001 consolidated financial statements taken as a whole.


                                                   /s/ Ernst & Young LLP

MetroPark, New Jersey
March 29, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Merrimac Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Merrimac Industries, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations and comprehensive income
(loss), stockholders' equity and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merrimac Industries, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP
---------------------------------------
ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 1, 2002


This Report of Independent Certified Public Accountants is a copy of a previously issued Arthur Andersen LLP ("Andersen") report and has not been reissued by Andersen. The inclusion of this previously issued Andersen report is pursuant to the "Temporary Final Rule and Final Rule; Requirements for Arthur Andersen LLP Auditing Clients," issued by the U.S. Securities and Exchange Commission in March 2002. Note that this previously issued Andersen report includes references to certain fiscal years, which are not required to be presented in the accompanying financial statements as of and for the fiscal year ended January 3, 2004.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

                                                                  2003             2002              2001
                                                               -----------      -----------      -----------
OPERATIONS

Net sales .................................................    $27,322,096      $24,570,332      $25,792,631
                                                               -----------      -----------      -----------
Costs and expenses:
   Cost of sales ..........................................     16,745,329       14,104,256       12,513,621
   Selling, general and administrative ....................      9,536,144        8,950,284        9,531,583
   Research and development ...............................      1,736,649        2,728,556        3,381,746
   Restructuring charges...................................        160,000          510,000             -
   Amortization of goodwill ...............................           -                -             148,669
   Reincorporation charge..................................           -                -             330,000
                                                               -----------      -----------      -----------
                                                                28,178,122       26,293,096       25,905,619
                                                               -----------      -----------      -----------
Operating loss.............................................       (856,026)      (1,722,764)        (112,988)
Interest and other (expense) income, net ..................       (271,471)        (175,703)          17,067
Gain on disposition of assets..............................        104,024             -                -
                                                               -----------      -----------      -----------
Loss before income taxes ..................................     (1,023,473)      (1,898,467)         (95,921)
Provision (benefit) for income taxes ......................       (109,000)         237,000         (120,000)
                                                               -----------      -----------      -----------
Net income (loss)..........................................    $  (914,473)     $(2,135,467)     $    24,079
                                                               ===========      ===========      ===========


Net income (loss) per common share-basic and diluted.......          $(.29)           $(.69)            $.01
                                                               -----------      -----------      -----------
Weighted average number of shares outstanding-basic........      3,120,557        3,073,703        2,623,924
Weighted average number of shares outstanding-diluted......      3,120,557        3,073,703        2,735,789
                                                               -----------      -----------      -----------
COMPREHENSIVE INCOME (LOSS)

Net income (loss)..........................................    $  (914,473)     $(2,135,467)     $    24,079
Comprehensive income (loss):
   Foreign currency translation adjustment.................        986,351           63,873         (276,091)
                                                               -----------      -----------      -----------
Comprehensive income (loss)................................    $    71,878      $(2,071,594)     $  (252,012)
                                                               ===========      ===========      ===========


See accompanying notes.

CONSOLIDATED BALANCE SHEETS

January 3, 2004 and December 28, 2002

                                                                                            2003            2002
                                                                                         -----------     -----------
         Assets

         Current assets:
            Cash and cash equivalents ...............................................    $   452,633     $ 3,610,798
            Accounts receivable, net of allowance of $50,000 and $40,000,
              respectively ..........................................................      6,299,258       3,801,198
            Income tax refunds receivable............................................        135,520         300,914
            Inventories, net.........................................................      3,187,946       4,015,331
            Other current assets ....................................................        482,633         318,141
            Deferred tax assets .....................................................      1,055,000         945,000
                                                                                         -----------     -----------
                           Total current assets .....................................     11,612,990      12,991,382
                                                                                         -----------     -----------
         Property, plant and equipment ..............................................     37,203,977      36,420,776
            Less accumulated depreciation and amortization ..........................     19,982,378      17,138,713
                                                                                         -----------     -----------
         Property, plant and equipment, net..........................................     17,221,599      19,282,063
         Restricted cash.............................................................      1,500,000            -
         Other assets ...............................................................        854,487         817,305
         Deferred tax assets ........................................................        573,000         905,000
         Goodwill....................................................................      3,122,563       2,491,146
                                                                                         -----------     -----------
                           Total Assets .............................................    $34,884,639     $36,486,896
                                                                                         ===========     ===========

         Liabilities and Stockholders' Equity

         Current liabilities:
            Current portion of long-term debt .......................................    $   954,405     $ 6,239,758
            Accounts payable ........................................................      1,629,136       1,554,517
            Accrued liabilities .....................................................      1,711,875       1,541,309
            Income taxes payable.....................................................           -             37,857
                                                                                         -----------     -----------
                           Total current liabilities ................................      4,295,416       9,373,441
         Long-term debt, net of current portion .....................................      4,208,106         429,420
         Deferred compensation ......................................................         88,362         123,452
         Deferred liabilities........................................................         48,014         155,483
         Deferred tax liabilities ...................................................      1,407,000       1,703,000
                                                                                         -----------     -----------
                           Total liabilities.........................................     10,046,898      11,784,796
                                                                                         -----------     -----------
         Commitments and contingencies

         Stockholders' equity:
            Preferred stock, par value $.01 per share:
              Authorized: 1,000,000 shares
              No shares issued
            Common stock, par value $.01 per share:
              Authorized: 20,000,000 shares
              Issued: 3,202,991 shares in 2003 and 3,201,069 shares in 2002..........         32,030          32,011
            Common stock warrants....................................................           -            837,200
            Additional paid-in capital ..............................................     18,686,914      17,841,970
            Retained earnings .......................................................      6,481,505       7,395,978
            Accumulated other comprehensive income (loss)............................        723,158        (263,193)
                                                                                         -----------     -----------
                                                                                          25,923,607      25,843,966
            Less treasury stock, at cost - 82,100 shares in 2003 and in 2002.........       (573,866)       (573,866)
            Less loan to officer-stockholder ........................................       (512,000)       (568,000)
                                                                                         -----------     -----------
                           Total stockholders' equity ...............................     24,837,741      24,702,100
                                                                                         -----------     -----------
                           Total Liabilities and Stockholders' Equity ...............    $34,884,639     $36,486,896
                                                                                         ===========     ===========


See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

                                                                                                               Accumulated
                                                                   Common       Additional                        Other
                                         Common Stock              Stock         Paid-in         Retained      Comprehensive
                                   Shares            Amount       Warrants(a)   Capital(b)       Earnings      Income(Loss)
                                 ---------------------------------------------------------------------------------------------
Balance, December 30, 2000 .      2,805,373         $28,054        $837,200    $13,982,779      $9,507,366       $(50,975)
                                 ---------------------------------------------------------------------------------------------
Net income .................                                                                        24,079
Exercise of options ........         53,876             539                        344,807
Forgiveness of loan
    to officer-stockholder .
Foreign currency translation                                                                                     (276,091)
                                 ---------------------------------------------------------------------------------------------
Balance, December 29, 2001 .      2,859,249          28,593         837,200     14,327,586       9,531,445       (327,066)
                                 ---------------------------------------------------------------------------------------------

Net loss ...................                                                                    (2,135,467)
Exercise of options ........         10,975             110                        105,440
Stock purchase plan sales ..         11,336             113                         61,923
Sale of common stock .......        319,509           3,195                      3,347,021
Purchase of common stock ...
Loan to officer-stockholder
Forgiveness of loan
    to officer-stockholder .
Foreign currency translation                                                                                       63,873
                                 ---------------------------------------------------------------------------------------------
Balance, December 28, 2002 .      3,201,069          32,011         837,200     17,841,970       7,395,978       (263,193)
                                 ---------------------------------------------------------------------------------------------

Net loss ...................                                                                      (914,473)
Stock purchase plan sales ..          1,922              19                          7,744
Expiration of warrants .....                                       (837,200)       837,200
Forgiveness of loan
    to officer-stockholder .
Foreign currency translation                                                                                      986,351
                                 ---------------------------------------------------------------------------------------------
Balance, January 3, 2004 ...      3,202,991         $32,030    $       --      $18,686,914      $6,481,505       $723,158
                                 =============================================================================================



                                                                   Loan to
                                   Treasury        Stock           Officer-
                                    Shares         Amount         Stockholder        Total
                                 ------------------------------------------------------------
Balance, December 30, 2000 .        208,904     $(1,760,131)       $(640,000)     $21,904,293
                                 ------------------------------------------------------------
Net income .................                                                           24,079
Exercise of options ........                                                          345,346
Forgiveness of loan
    to officer-stockholder .                                           56,000          56,000
Foreign currency translation                                                         (276,091)
                                 ------------------------------------------------------------
Balance, December 29, 2001 .          208,904     (1,760,131)       (584,000)      22,053,627
                                 ------------------------------------------------------------

Net loss ...................                                                       (2,135,467)
Exercise of options ........                                                          105,550
Stock purchase plan sales ..                                                           62,036
Sale of common stock .......         (208,904)     1,760,131                        5,110,347
Purchase of common stock ...           82,100       (573,866)                        (573,866)
Loan to officer-stockholder                                          (40,000)         (40,000)
Forgiveness of loan
    to officer-stockholder .                                          56,000           56,000
Foreign currency translation                                                           63,873
                                 ------------------------------------------------------------
Balance, December 28, 2002 .           82,100       (573,866)       (568,000)      24,702,100
                                 ------------------------------------------------------------

Net loss ...................                                                         (914,473)
Stock purchase plan sales ..                                                            7,763
Expiration of warrants .....                                                              --
Forgiveness of loan
    to officer-stockholder .                                          56,000           56,000
Foreign currency translation                                                          986,351
                                 ------------------------------------------------------------
Balance, January 3, 2004 ...           82,100      $(573,866)      $(512,000)     $24,837,741
                                 ============================================================


(A) Common stock warrants expired October 26, 2003.

(B) Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.


See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

                                                                  2003              2002            2001
                                                              ------------      -----------      -----------
Cash flows from operating activities:
    Net income (loss)......................................   $   (914,473)     $(2,135,467)      $    24,079
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
        Depreciation and amortization .....................      3,191,654        2,909,363         2,366,194
        Amortization of deferred financing costs...........        211,661             -                 -
        Amortization of goodwill ..........................           -                -              148,669
        Amortization of deferred income....................        (21,822)         (87,288)          (87,288)
        Gain on disposition of assets......................       (104,024)            -                 -
        Deferred and other compensation ...................         72,414           64,934            66,564
        Deferred income taxes (benefit)....................        (42,000)         507,000           (80,000)
        Changes in operating assets and liabilities:
          Accounts receivable .............................     (2,365,009)       1,830,810           (14,923)
          Income tax refunds receivable....................        169,083         (105,591)         (152,399)
          Inventories .....................................        846,726          781,874        (1,169,669)
          Other current assets ............................         31,219         333,571          (307,488)
          Deferred tax assets .............................        (32,000)         130,000          (291,000)
          Other assets ....................................       (248,842)        (141,232)           76,308
          Accounts payable ................................        176,432       (2,377,474)          212,286
          Accrued liabilities .............................        136,802          (78,996)          198,153
          Income taxes payable ............................        (38,356)        (230,417)           95,736
          Deferred compensation ...........................        (43,504)         (41,250)          (50,178)
          Other liabilities................................         67,107          124,174           205,885
                                                              ------------      -----------       -----------
Net cash provided by operating activities .................      1,093,068        1,484,011         1,240,929
                                                              ------------      -----------       -----------
Cash flows from investing activities:
    Purchases of capital assets ...........................     (1,265,888)      (2,857,664)      (10,876,662)
    Proceeds from sales of capital assets .................        168,558             -               24,115
                                                              -------------     -----------       -----------
Net cash used in investing activities .....................     (1,097,330)      (2,857,664)      (10,852,547)
                                                              -------------     -----------       -----------
Cash flows from financing activities:
    Borrowings under revolving credit facility ............      1,634,337          500,000         7,500,000
    Borrowings under mortgage loan ........................      2,750,000        3,500,000              -
    Borrowings under term loan ............................      1,500,000        2,720,000              -
    Borrowings under lease facility........................           -                -              414,907
    Restricted cash........................................     (1,500,000)            -                 -
    Repayment of borrowings ...............................     (7,695,717)      (8,301,073)         (155,409)
    Proceeds from the issuance of common stock and
      common stock warrants, net...........................           -           5,110,347              -
    Proceeds from the exercise of stock options............          7,763          167,587           345,346
    Repurchase of common stock ............................           -            (573,866)             -
                                                              ------------      -----------       -----------
Net cash (used in) provided by financing activities .......     (3,303,617)       3,122,995         8,104,844
                                                              ------------      -----------       -----------
Effect of exchange rate changes............................        149,714           17,022           (74,182)
                                                              ------------      -----------       -----------
Net (decrease) increase in cash and cash equivalents ......     (3,158,165)       1,766,364        (1,580,956)
Cash and cash equivalents at beginning of year ............      3,610,798        1,844,434         3,425,390
                                                              ------------      -----------       -----------
Cash and cash equivalents at end of year ..................   $    452,633      $ 3,610,798       $ 1,844,434
                                                              ============      ===========       ===========
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
    Income taxes ..........................................   $      6,500      $    45,000       $   280,000
    Loan interest .........................................   $    285,000      $   269,000       $   219,000
                                                              ============      ===========       ===========
Non-cash activities:
    Unpaid purchases of capital assets.....................   $    224,000      $   354,000      $    529,245
    Addition to loan to officer-stockholder ...............           -         $    40,000              -
    Note payable for insurance premiums....................   $    192,396             -                 -
                                                              ============      ===========       ===========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

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

Contract revenues: Contract revenue and related costs on fixed-price and cost-reimbursement contracts that require customization of products to customer specifications are recorded when title transfers to the customer, which is generally on the date of shipment. Prior to shipment, manufacturing costs incurred on such contracts are recorded as work-in-process inventory. Anticipated losses on contracts are charged to operations when identified. Revenue related to non-recurring engineering charges is generally recognized upon shipment of the initial units produced or based upon contractually established stages of completion. The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue, which amounted to $226,000 in 2003, are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured.

Warranties: Certain of the Company's long-term contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $162,000, $77,000 and $74,000 for 2003, 2002 and 2001,
respectively. The warranty reserve at January 3, 2004 and December 28, 2002 was $150,000.

Allowance for doubtful accounts: The allowance for doubtful accounts receivable reflects the Company's best estimate of probable losses determined on the basis of historical experience, specific allowances for known troubled accounts and other currently available evidence.

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

Comprehensive income (loss): Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by or distributions to stockholders. The Company has determined that all of the comprehensive income (loss) impacting the Company is cumulative translation adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

1. Summary of significant accounting policies (continued)

Depreciation and amortization: Depreciation and amortization is computed for financial purposes on the straight-line method, while accelerated methods are used, where applicable, for tax purposes. The following estimated useful lives are used for financial income statement purposes:

Land improvements ......................................... 10 years
Building .................................................. 25 years
Machinery and equipment ................................... 3 - 10 years
Office equipment, furniture and fixtures................... 5 - 10 years

Assets under construction are not depreciated until the assets are placed into service. Fully depreciated assets included in property, plant and equipment at January 3, 2004 and December 28, 2002 amounted to $11,222,000 and $9,436,000, respectively.

Long-lived assets: The Company applies Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which superseded Financial Accounting Standards No. 121. Under Statement No. 144, impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

Goodwill: Goodwill represents the excess of cost over the fair value of net assets of an acquired business. Prior to 2002, the Company amortized this cost over a 20 year life using the straight-line method. With the adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is tested for impairment annually under a two-step approach, or more frequently, if events or changes in circumstances indicate that the asset might be impaired. Impairment is assessed at the "reporting unit" level by applying a fair value-based test. A reporting unit is defined as the same as, or one level below the operating segment level as described in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Under the two-step approach, the carrying amount of the reporting unit is compared with its fair value. If the carrying amount of the reporting unit exceeds its fair value, the "implied" fair value (as defined in SFAS No. 142) of the reporting unit's goodwill is compared with its carrying amount to measure the amount of the impairment loss, if any. When the carrying amount of the reporting unit's goodwill exceeds the implied fair value of the goodwill, an impairment loss is recognized in an amount equal to the excess. In addition, under SFAS No. 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their estimated useful lives.

On an annualized basis, the adoption of this accounting standard reduced the amortization of goodwill by approximately $150,000 commencing in 2002 for the microwave micro-circuitry segment. The Company has performed the required initial assessment as of the beginning of the 2002 fiscal year as well as the annual assessment during the fourth quarter of 2003 and 2002 and determined there was no impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

1. Summary of significant accounting policies (continued)

The changes in the carrying amount of goodwill for the fiscal years ended January 3, 2004 and December 28, 2002 are as follows:

                                                 2003          2002
                                             ----------     ----------
Balance, beginning of year ................  $2,491,146     $2,451,037
Foreign currency adjustment ...............     631,417         40,109
                                             ----------     ----------
Balance, end of year ......................  $3,122,563     $2,491,146
                                             ==========     ==========

The current impact that the adoption of SFAS No. 142 had on net income (loss) and net income (loss) per share for the years presented is as follows:

                                                   2003          2002        2001
                                               -----------     --------    --------
Reported net income (loss) for the period ...  $  (914,473) $(2,135,467)   $ 24,079
Add back: Amortization of goodwill ..........            -            -     148,669
                                               -----------  -----------    --------
Adjusted net income (loss) for the period ...  $  (914,473) $(2,135,467)   $172,748
                                               ===========  ===========    ========
Basic net income (loss) per share:
    Reported net income (loss) ..............        $(.29)       $(.69)       $.01
    Amortization of goodwill ................            -            -         .06
                                                     -----        -----        ----
    Adjusted net income (loss) ..............        $(.29)       $(.69)       $.07
                                                     =====        =====        ====
Diluted net income (loss) per share:
    Reported net income (loss) ..............        $(.29)       $(.69)       $.01
    Amortization of goodwill ................            -            -         .05
                                                     -----        -----        ----
    Adjusted net income (loss) ..............        $(.29)       $(.69)       $.06
                                                     =====        =====        ====

Advertising: The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations were $102,000 in 2003, $175,000 in 2002 and $232,000 in 2001.

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

Savings and Investment Plan: The Company's Savings and Investment Plan is a 401(k) plan (the "Plan") that provides eligible employees with the option to defer and invest up to 25% of their compensation, with 50% of the first 6% of such savings matched by the Company. The Company's contributions to the Plan were $60,000 in 2003, $182,000 in 2002 and $185,000 in 2001. In May 2003, the
Company suspended its matching contributions to the Plan. The Board of Directors may also authorize a discretionary amount to be contributed to the Plan and allocated to eligible employees annually. No discretionary contribution amounts were authorized for 2003, 2002 and 2001.

Stock-based compensation: In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," an Amendment of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted the disclosure provisions of SFAS No. 148 during fiscal 2002 and adopted SFAS No. 148 effective December 29, 2002. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation" to require more prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company has elected to continue using the intrinsic value method and make the pro forma disclosures required by Statement No. 123 of net income and net income per share as if the fair-value based method of accounting had been applied (see
Note 8). Since the Company generally grants options and rights to subscribe to purchase shares at the market price of the underlying share on the date of grant, it is not required to recognize compensation expense as a result of such grants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

1. Summary of significant accounting policies (continued)


The table below sets forth the pro forma net income (loss) and the pro forma net income (loss) per share information as calculated in accordance with Statement No. 148.


                                               2003         2002         2001
                                             --------     --------     --------

Net income (loss) - as reported  ......... $  (914,473)  $(2,135,467)  $ 24,079
Plus: Stock-based compensation expense
  included in reported net income (loss),
  net of tax .............................         -             -          -
Less: Stock-based compensation expense
  determined using the fair value method,
  net of tax .............................    (289,000)     (366,000)  (282,000)
                                            ----------   -----------   --------
Net loss - pro forma  .................... $(1,203,473)  $(2,501,467) $(257,921)
                                           ===========   ===========  =========
Basic earnings (loss) per share:
  As reported ............................       $(.29)        $(.69)     $ .01
  Pro forma ..............................       $(.39)        $(.81)     $(.09)
Diluted earnings (loss) per share:
  As reported ............................       $(.29)        $(.69)     $ .01
  Pro forma ..............................       $(.39)        $(.81)     $(.09)
                                              ========      ========   ========

The fair value of each of the options and purchase plan subscription rights granted in 2003, 2002, and 2001 was estimated on the date of grant using the Black-Scholes option valuation model.

The following weighted average assumptions were utilized:

                                                   2003       2002        2001
                                                  -----      ------      ------

Expected option life (years).....................  2.6        2.4         2.9
Expected volatility.............................. 50.00%     45.00%      35.00%
Risk-free interest rate..........................  3.00%      3.50%       4.00%
Expected dividend yield..........................  0.00%      0.00%       0.00%

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

Research and development: Research and development expenditures of $1,737,000 in fiscal 2003, $2,729,000 in fiscal 2002 and $3,382,000 in fiscal 2001 were expensed as incurred.

Deferred financing costs: During 2003, the Company capitalized $314,000 of deferred financing costs and is amortizing such amount over the life of the related debt. During 2002, the Company capitalized $209,000 of deferred financing costs, of which $200,000 was expensed during 2003 in connection with the new debt agreement described in Note 6.

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

Accounting period: The Company's fiscal year is the 52-53 week period ending on the Saturday closest to December 31. The Company has quarterly dates that correspond with the Saturday closest to the last day of each calendar quarter and each quarter consists of 13 weeks in a 52-week year. Periodically, the additional week to make a 53-week year (fiscal year 2003 was the latest and fiscal year 2008 will be the next) is added to the fourth quarter, making such quarter consist of 14 weeks.

Recent Accounting Pronouncements: SFAS No. 143, "Accounting for Asset Retirement Obligations", requires the fair value for an asset retirement obligation to be recorded in the period in which it is incurred. The Company's adoption of SFAS No. 143, effective December 29, 2002, did not have an impact on the Company's financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

1. Summary of significant accounting policies (continued)

SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections", requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. The statement also amended SFAS No. 13 for certain sale-leaseback and sublease accounting. The Company adopted the provisions of SFAS No. 145, effective December 29, 2002. The adoption of SFAS No. 145 did not have an impact on the Company's financial position or results of operations.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," nullifies EITF Issue No. 94-3. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF No. 94-3 had recognized the liability at the commitment date to an exit plan. The Company adopted the provisions of SFAS No. 146, effective for exit or disposal activities initiated after December 28, 2002. The adoption of SFAS No. 146 did not have an impact on the Company's financial position or results of operations.

FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 expands on the accounting guidance of SFAS No. 5 "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." It also incorporates without change the provisions of FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of the Indebtedness of Others." The initial recognition requirements in this Interpretation are effective for periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company's financial position or results of operations.

FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial authority or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for fiscal periods ending after March 15, 2004. The adoption of FIN 46 did not have an impact on the Company's financial position or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

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

3. Private placements of Common Stock and Warrants to purchase Common Stock

On October 26, 2000, the Company entered into subscription agreements for Common Stock and three-year warrants to purchase shares of Common Stock ("Warrants") with a group of investors led by Adam Smith Investment Partners, L.P. and certain of its affiliates (the "Adam Smith Investors"), EHI, and three members of the board of directors of the Company (the "Director Investors"). The Company sold to the investors units at a price of $12.80 per unit, each unit consisting of one share of Common Stock and one Warrant with an exercise price of $21.25, which expired on October 26, 2003 ("Units"). The Adam Smith Investors purchased 240,000 Units, EHI purchased 100,000 Units and the Director Investors purchased 20,000 Units for an aggregate purchase price of $4,608,000. The Common Stock portion of the Units represented an aggregate of approximately 14% of the outstanding Common Stock of the Company after giving effect to the sales. The Warrants contained certain anti-dilution provisions.

In connection with the purchase by EHI and the Adam Smith Investors of the Company's Common Stock and Warrants, the Company, EHI and the Adam Smith Investors also entered into registration rights agreements which provide EHI and the Adam Smith Investors each with two demand registrations at any time following October 26, 2002.

On February 28, 2002, the Company sold to DuPont Electronic Technologies ("DuPont") 528,413 shares of Common Stock, representing approximately 16.6% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $5,284,000. The Company and DuPont have also agreed to work together to better understand the dynamics of the markets for high-frequency electronic components and modules. David B. Miller, Vice President and General Manager of DuPont, was appointed to the Company's Board of Directors. As a result of this sale, certain contractual anti-dilution provisions affected both the Warrant exercise price and the number of shares subject to the Warrants. As a result of this sale, pursuant to the anti-dilution provisions of the Warrants issued in October 2000, the exercise price of the Warrants was reduced to $17.80 and the number of shares subject to the Warrants was increased to 429,775. The Warrants expired on October 26, 2003.

On October 1, 2002, EHI completed the sale of its microelectronics business (excluding optosemiconductors and power modules, but including the RF power business) to Infineon Technologies AG ("Infineon"). As part of this transaction, EHI transferred to Infineon 475,000 shares of the Company and the right to acquire 119,380 shares of the Company's common stock pursuant to the Warrants (which expired in October 2003), and EHI assigned to Infineon its rights in the following agreements between EHI and the Company: (i) the Stock Purchase and Exclusivity Letter Agreement, dated April 7, 2000, as amended by the letter agreement dated February 1, 2002; (ii) the Registration Rights Agreement, dated April 7, 2000; (iii) the Subscription Agreement, dated as of October 26, 2000; and (iv) the Registration Rights Agreement, dated October 26, 2000 (collectively, the "Agreements"). The Company also agreed to make certain modifications to the Agreements and the Warrants. These changes are reflected in the Modification Agreement, dated as of September 27, 2002, between the Company and Infineon.

In connection with DuPont's purchase of the Company's Common Stock, the Company and DuPont also entered into a Registration Rights Agreement which provides DuPont with two demand registrations at any time following February 28, 2004 and the right to register shares on Form S-3 up to twice per year at anytime after February 28, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

4. Inventories

Inventories consist of the following:

                                                          2003          2002
                                                      -----------    ----------

Finished goods ...................................     $  121,613    $  414,233
Work in process ..................................      1,806,000     2,019,779
Raw materials and
  purchased parts ................................      1,260,333     1,581,319
                                                       ----------    ----------
                                                       $3,187,946    $4,015,331
                                                       ==========    ==========

Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,787,000 in 2003 and $1,816,000 in 2002. The Company disposed of $49,000 and $114,000 of obsolete inventories in 2003 and 2002, respectively.

5. Property, plant and equipment

Property, plant and equipment, which is carried at cost, consists of the following:

                                                         2003           2002
                                                     -----------   -----------

Land and land improvements .......................   $   668,085   $   766,694
Building .........................................     6,547,065     6,376,436
Machinery and equipment ..........................    22,185,711    21,726,180
Office equipment,
   furniture and fixtures ........................     7,803,116     7,551,466
                                                     -----------   -----------
                                                     $37,203,977   $36,420,776
                                                     ===========   ===========

6. Current and long-term debt

The Company was obligated under the following debt instruments at January 3, 2004 and December 28, 2002:

                                                                                    2003          2002
                                                                               -----------   -----------
The CIT Group/Business Credit, Inc. (A):
   Revolving line of credit, interest 1/2% above prime .....................    $  498,416          -
   Term loan A, due October 8, 2008, variable interest above LIBOR or prime.     1,425,000          -
   Term loan B, due October 8, 2010, variable interest above LIBOR or
     prime .................................................................     2,651,786          -

Fleet Bank (B):
   Revolving credit facility, interest 1/2% below prime ....................          -             -
   Mortgage loan, callable January 31, 2004, interest 1/2% below prime .....          -       $3,368,750
   Term loan, callable January 31, 2004, interest LIBOR plus 2% ............          -        2,720,000

The Bank of Nova Scotia (C):
   Capital leases, interest 6.7%, due October 2004..........................        43,339        70,553
   Capital leases, interest 8.7%, due June 2005.............................       180,841       202,420
   Capital leases, interest 7.3%, due April 2006............................       161,287       167,435
   Capital leases, interest 7.9%, due June 2006.............................       136,628       140,020

First Insurance Funding Corp.-
 Note payable, insurance premiums, interest 6.75% due April 2004............        65,214           -
                                                                                ----------    ----------
                                                                                 5,162,511     6,669,178
Less current portion........................................................       954,405     6,239,758
                                                                                ----------    ----------
Long-term portion...........................................................    $4,208,106    $  429,420
                                                                                ==========     =========

(A) On October 8, 2003, the Company completed the refinancing of its revolving credit and term loan obligations with a new credit facility provided by The CIT Group/Business Credit, Inc. ("CIT") that provides for a three-year secured revolving credit, term loan and letter of credit facility for $9,250,000. All obligations due to Fleet Bank (B) were repaid from the proceeds of such refinancing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

6. Current and long-term debt (continued)

The new financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $750,000 until certain conditions are met, a $1,500,000 machinery and equipment term loan ("Term Loan A") and a $2,750,000 real estate term loan ("Term Loan B"). In connection with this new financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash with CIT. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At January 3, 2004, the Company had available borrowing capacity under its revolving line of credit of $3,750,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 4.50%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 5.0%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 5.0%). At January 3, 2004, the Company, under the terms of its agreement with CIT, elected to convert $1,200,000 of Term Loan A and $1,800,000 of Term Loan B to LIBOR interest rate loans. The weighted average and current interest rates on such LIBOR interest rate loans was 4.44%. The current LIBOR interest rate options expire on April 13, 2004 and are expected to be renewed for six months at that time. The revolving line of credit and the term loans are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial covenants. The Company was in compliance with these covenants at January 3, 2004.

(B) In April 2001, the Company commenced borrowing under a $7,500,000 revolving credit facility with Fleet Bank, at an interest rate of one-half percent below the bank's floating prime rate. The weighted average interest rate on the borrowings under this facility during 2002 was 4.22%, and the interest rate was 3.75% at December 28, 2002.

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

In December 2002 the Company borrowed $2,720,000 under a seven-year term loan with Fleet Bank, which lowered the amount then available under its revolving line of credit to $3,780,000. The interest rate on the borrowings under this facility was 3.42% at December 28, 2002.

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

On April 17, 2003, the Company and Fleet Bank entered into bank modification agreements, that waived compliance with certain covenants and further amended the applicable terms of the agreements and covenants. Under the amended loan agreements, Fleet Bank changed the maturity date of the Company's $3,500,000 first mortgage loan and the $2,720,000 term loan to January 31, 2004. In connection with these modification agreements, the Company paid a $100,000 fee to Fleet Bank and accelerated the amortization of deferred financing costs of $190,000 through October 8, 2003 (the date of the CIT refinancing). These loan agreements contained a material adverse change clause, under which Fleet Bank, in its good faith opinion, could determine that the Company was in default under the agreements. The Company believed that this clause was a Subjective Acceleration Clause as indicated in EITF 95-22, and, based upon the Company's assessment under those guidelines, among other factors, had classified the amounts as a current liability at December 28, 2002.

(C) Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $590,000 at January 3, 2004 and $559,000 at December 28, 2002.

At January 3, 2004 and December 28, 2002, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

6. Current and long-term debt (continued)

The payments now required under the long-term obligations listed above during the years following January 3, 2004 are set forth below:


                2004 ................................ $   954,405
                2005 ................................     890,735
                2006 ................................   1,319,153
                2007 ................................     692,856
                2008 ................................     617,856
                Thereafter ..........................     687,506
                                                      -----------
                                                      $ 5,162,511
                                                       ==========


7. Accrued liabilities

Accrued liabilities consist of the following:
                                                      2003              2002
                                                   ----------        ----------

Commissions ...................................... $  458,282        $  357,904
Vacation .........................................    195,351           172,144
Employee compensation ............................    216,808           217,176
Warranty reserve .................................    150,000           150,000
Deferred compensation ............................     39,000            39,000
Restructuring ....................................    102,984           178,648
Other  ...........................................    549,450           426,437
                                                   ----------        ----------
                                                   $1,711,875        $1,541,309
                                                   ==========        ==========

8. Stock option and stock purchase plans

Under the Company's 1993 Stock Option Plan, 324,210 shares of common stock were initially reserved for issuance. The 1993 Option Plan provides for issuance of incentive and non-qualified stock options. The incentive options may not be issued at less than 100% of the fair market value of the shares on the date of grant and they may be exercised at any time between one and ten years from the date of grant. The non-qualified options may be granted to employees at an exercise price determined by the Stock Option Committee of the Board of Directors which may not be less than fair value. Such options may become exercisable immediately after the grant and/or at any time before the tenth anniversary of the grant. As of January 3, 2004, options for the purchase of a total of 154,030 shares remained outstanding of which 148,530 are exercisable under the 1993 Option Plan, and options for 48,815 shares were available for future grant.

The non-qualified options under the 1993 Stock Option Plan may also be granted to non-employee directors, provided the option price is at least equal to the closing price on the date the option is granted. Such options are exercisable after the grant or at any time before the fifth anniversary of the grant.

In 1997, the Company's stockholders approved a Long Term Incentive Plan ("LTIP") pursuant to which 275,000 shares of the Company's common stock were initially reserved for grant to eligible employees. The LTIP provides for issuance of Incentive Stock Options, Non-qualified Stock Options, Bonus Stock and Discounted Stock Options. Under this Plan, the Company may grant to employees who hold positions no more senior than mid-level management, discounted stock options for up to 110,000 shares of common stock, with the option price per share of common stock to be at least greater than or equal to 50% of the fair market value of the common stock on the date of grant. As of January 3, 2004, options for the purchase of 147,186 shares remain outstanding of which all are exercisable under the LTIP. Options for 71,738 shares were available for future grant under the LTIP.

In 2001, the Company's stockholders approved the 2001 Stock Option Plan pursuant to which 175,000 shares of the Company's common stock were reserved for issuance of incentive and non-qualified stock options. The options may not be issued at less than 100% of the fair market value of the shares on the date of grant and they may be exercised at any time between one and ten years from the date of grant. Such options may become exercisable immediately after the grant and/or at any time before the tenth anniversary of the grant. As of January 3, 2004, options for the purchase of a total of 91,900 shares remained outstanding of which 86,900 are exercisable under the 2001 Stock Option Plan, and options for 83,100 shares were available for future grant.

The non-qualified options under the 2001 Stock Option Plan may also be granted to non-employee directors, provided the option price is at least equal to the fair market value on the date the option is granted. Annual options granted to non-employee directors are exercisable after the grant or at any time before the tenth anniversary of the grant.

In addition, non-qualified options for the purchase of a total of 33,000 shares remained outstanding and exercisable at $10.00 per share expiring September 1, 2006, as a result of grants by the Board of Directors in 1996 to non-employee directors at fair market value on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

8. Stock option and stock purchase plans (continued)

A summary of all stock option activity and information related to all options outstanding follows:

                                            2003                      2002                        2001
                                    ------------------         -------------------         -------------------
                                    Weighted                   Weighted                    Weighted
                                    average     Shares         average     Shares          average     Shares
                                    exercise   or price        exercise   or price         exercise   or price
                                      price   per share          price   per share           price   per share
                                    -------------------        -------------------         -------------------
Outstanding at
 beginning of year ..............    $10.29    446,331           $10.11   454,834            $9.64   447,194
Granted   .......................      3.46     25,000            11.86    76,500            13.60    38,100
Exercised .......................        -        -                9.62   (10,975)            6.93   (24,760)
Cancelled .......................     11.34    (45,215)           11.17   (74,028)           10.60    (5,700)
                                    -------------------        -------------------         -------------------
Outstanding at end of year.......      9.76    426,116            10.29   446,331            10.11   454,834
                                    -------------------        -------------------         -------------------
Exercisable at end of year.......    $ 9.77    415,616            $9.90   377,431            $9.81   399,284
                                    -------------------        -------------------         -------------------
Option price range at end of year         $3.10-$17.00               $4.90-$17.00               $6.00-$17.00
                                    -------------------        -------------------         -------------------
Weighted average estimated fair
 value of options granted during
 the year........................                $1.88                      $3.10                      $2.22
                                    -------------------        -------------------         -------------------

The following table sets forth information as of January 3, 2004 regarding weighted average exercise prices, weighted average remaining contractual lives and remaining outstanding options under the various stock option plans sorted by range of exercise price:

                              Options Outstanding                                               Options Exercisable
------------------------------------------------------------------------------            --------------------------------
                                        Weighted              Weighted Average                               Weighted
Options               Number             Average                  Remaining                 Number            Average
Price Range         Outstanding       Exercise Price          Contractual Life            Exercisable      Exercise Price
-----------           ------          --------------          ----------------            -----------      ---------------
$3.10-$7.00           112,900              $ 5.99                 5.8 years                  107,900            $6.04
$7.01-$10.00          128,101              $ 9.22                 3.8 years                  128,101            $9.22
$10.01-$13.00          94,515              $10.09                 3.9 years                   94,515           $10.09
$13.01-$17.00          90,600              $13.88                 5.9 years                   85,100           $13.90

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

A summary of stock purchase plan subscription activity follows:

                                            2003                       2002                        2001
                                    -------------------        -------------------         -------------------
                                    Weighted                   Weighted                    Weighted
                                    average     Shares         average    Shares           average     Shares
                                    exercise   or price        exercise   or price         exercise   or price
                                      price   per share          price   per share           price   per share
                                    -------------------        -------------------         -------------------
Subscribed at
 beginning of year ..............   $12.50       3,838           $12.50    19,339           $ 5.95    28,866
Subscribed ......................      -           -                -         -              12.50    20,969
Purchased .......................     4.04      (1,922)            5.47   (11,336)            5.97   (29,116)
Cancelled .......................    12.50      (1,916)           12.50    (4,165)           12.50    (1,380)
                                    -------------------        -------------------         -------------------
Subscribed at end of year........   $  -           -             $12.50     3,838           $12.50    19,339
                                    -------------------        -------------------         -------------------
Subscription price
 range end of year...............               $  -                       $12.50                     $12.50
                                    -------------------        -------------------         -------------------
Weighted average estimated
 fair value of rights granted
 during the year ................                  -                          -                        $3.07
                                    -------------------        -------------------         -------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

8. Stock option and stock purchase plans (continued)

There were no outstanding stock purchase plan subscriptions at January 3, 2004. As of January 3, 2004, 236,492 shares were available for future stock purchase plan subscriptions.

2001 Key Employee Incentive Plan:

In June 2001, the stockholders of the Company approved the 2001 Key Employee Incentive Plan, which provides for an award consisting of restricted stock of approximately five percent of the average number of outstanding shares of Company Common Stock during a six-month period upon the attainment of an average market capitalization during the same six-month period of $50,000,000, and an additional award of approximately five percent of the average number of outstanding shares upon the attainment of an average market capitalization during a subsequent six-month period of $80,000,000. Any shares of restricted stock awarded vest annually over a three-year period. Approximately 256,000 shares were reserved for issuance under the 2001 Key Employee Incentive Plan at January 3, 2004. No awards have been made under this plan.

As permitted by SFAS No. 148, the Company will continue to apply the provisions of APB Opinion No. 25, "Accounting for Stock-Based Compensation," for all employee stock option grants and has elected to disclose pro forma net income
(loss) and earnings (loss) per share amounts as if the fair-value based method had been applied in measuring compensation costs.

As explained in Note 1, the Company has adopted the disclosure-only provisions of Statement No. 148. Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for stock options and stock purchase plan subscription rights granted in 2003, 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

9. Income taxes

The provision (benefit) for income taxes consists of the following components:

                                           2003           2002           2001
                                        ----------     ----------     ---------
Current tax provision (benefit):
   Federal .........................    $    -        $(282,000)     $(  4,000)
   Foreign .........................      (67,000)      (10,000)       (14,000)
   State ...........................         -           22,000        (22,000)
                                        ---------     ---------      ---------
                                          (67,000)     (270,000)       (40,000)
                                        ---------     ---------      ---------
Deferred tax provision (benefit):
   Federal .........................         -          645,000       (113,000)
   Foreign..........................      (42,000)     (138,000)       (52,000)
   State ...........................         -             -            85,000
                                        ---------      --------      ---------
                                          (42,000)      507,000        (80,000)
                                        ---------      --------      ---------
Provision (benefit) for income taxes    $(109,000)    $ 237,000      $(120,000)
                                        =========     =========      =========

Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities at January 3, 2004 and December 28, 2002 are as follows:

                                                           2003           2002
                                                         --------      ---------
Current deferred tax assets:
  Inventory valuation allowance ...................    $  727,000    $  570,000
  Capitalized inventory costs .....................        35,000        42,000
  Warranty cost ...................................        65,000        64,500
  Deferred compensation ...........................        17,000        17,000
  Other ...........................................       211,000       251,500
                                                       ----------    ----------
  Current deferred tax assets .....................     1,055,000       945,000
                                                       ----------    ----------
Non-current deferred tax assets:
  Deferred compensation ...........................        38,000        49,000
  Net operating loss carryforwards.................     1,600,000     1,750,000
  Capitalized leases...............................       171,000       191,000
  Research and development credits.................       308,000       160,000
  Other............................................         6,000       105,000
                                                       ----------    ----------
                                                        2,123,000     2,255,000
  Less valuation allowance.........................    (1,550,000)   (1,350,000)
                                                       ----------    ----------
  Non-current deferred tax assets..................       573,000       905,000
                                                       ----------    ----------
Non-current deferred tax liabilities:
  Depreciation and amortization ...................    (1,308,000)   (1,676,000)
  Research and development credits.................       (18,000)      (13,000)
  Other ...........................................       (81,000)      (14,000)
                                                        ----------    ----------
  Non-current deferred tax liabilities.............    (1,407,000)   (1,703,000)
                                                       ----------    ----------
  Net non-current deferred tax liabilities               (834,000)     (798,000)
                                                       ----------    ----------
Net deferred tax assets ...........................    $  221,000    $  147,000
                                                       ==========    ==========

The statutory federal income tax rate is reconciled to the effective tax rate computed by dividing the provision (benefit) for income taxes by income (loss) before income taxes as follows:

                                                         2003        2002        2001
                                                        ------      ------      ------
Statutory rate .......................................  (34.0)%     (34.0)%     (34.0)%
Effect of:
   State income tax, net of federal income tax effects    0.0         0.8        43.3
   Foreign sales corporation income ..................     -           -        (41.6)
   Research and development credits ..................   (4.7)       (7.0)     (145.3)
   Change in valuation allowance .....................   19.5        55.3          -
   Goodwill amortization .............................     -           -         52.7
   Tax effect of foreign operations ..................    6.0          -           -
   Other .............................................    2.5        (2.6)       (0.2)
                                                        ------      ------      ------
Effective tax rate ...................................  (10.7)%       12.5%    (125.1)%
                                                        ======      ======      ======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

9. Income taxes (continued)

As of January 3, 2004, the Company had net operating loss carryforwards of approximately $3,800,000 for Federal income tax purposes and $3,400,000 for state income tax purposes which are available to offset future taxable income through 2023 and 2012, respectively. Also, the Company has approximately $700,000 of future Federal tax deductions related to the exercise of employee stock options, substantially expiring in 2020. In addition, the Company has Federal income tax credit carryforwards of approximately $110,000 expiring through 2023.

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company increased its domestic deferred tax asset valuation allowance by $1,050,000 to $1,350,000, in fiscal year 2002. The Company increased its domestic deferred tax asset valuation allowance by $200,000 to $1,550,000 in fiscal year 2003. The Company's domestic net deferred tax assets have been fully reserved as of January 3, 2004 and December 28, 2002.

The provision (benefit) for foreign income taxes is based upon foreign losses before income taxes as follows: $158,000 for 2003, $117,000 for 2002 and $20,000 for 2001.

Deferred Federal and state income taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be invested permanently in those operations. At January 3, 2004, the cumulative earnings of foreign subsidiaries were approximately $700,000. The amount of unrecognized deferred tax liability on the undistributed cumulative earnings was approximately $100,000.

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

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

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

                                                2003             2002              2001
                                               -------         -------           -------
                                                     (In thousands of dollars)
Industry segments:
    Sales to unaffiliated customers:
             Electronic components             $23,962          $21,414          $21,383
             Microwave micro-circuitry           3,709            3,966            4,686
             Intersegment sales                   (349)            (810)            (276)
                                               -------          -------          -------
             Consolidated                      $27,322          $24,570          $25,793
                                               =======          =======          =======

    Loss before provision (benefit)
      for income taxes:
      Operating income (loss):
             Electronic components             $  (860)         $(1,792)         $  (319)
             Microwave micro-circuitry               4               70              206
      Interest and other (expense)
        income, net                               (167)            (176)              17
                                               -------          -------          -------
             Consolidated                      $(1,023)         $(1,898)         $   (96)
                                               =======          =======          =======

      Identifiable assets:
             Electronic components             $28,695          $28,211          $29,983
             Microwave micro-circuitry           5,783            4,767            5,426
             Corporate                             453            3,611            1,844
             Intersegment assets                   (46)            (102)            (260)
                                               -------          -------           ------
             Consolidated                      $34,885          $36,487          $36,993
                                               =======          =======           ======

      Depreciation and amortization:
             Electronic components             $ 2,964          $ 2,681          $ 2,049
             Microwave micro-circuitry             228              228              466
                                               -------          -------           ------
             Consolidated                      $ 3,192          $ 2,909          $ 2,515
                                               =======          =======           ======
      Capital expenditures:
             Electronic components             $ 1,195          $ 2,732          $10,428
             Microwave micro-circuitry              71              126              449
                                               -------          -------           ------
             Consolidated                      $ 1,266          $ 2,858          $10,877
                                               =======          =======           ======
Geographic areas:
      Sales to unaffiliated customers:
             North America                     $22,389          $20,352          $20,471
             Europe                              2,802            2,742            3,795
             Far East                            1,616            1,279            1,278
             Other                                 515              197              249
                                               -------          -------           ------
             Consolidated                      $27,322          $24,570          $25,793
                                               =======          =======           ======

The Company's customers are primarily major industrial corporations that integrate the Company's products into a wide variety of defense and commercial systems. The Company's customers include The Boeing Company, Raytheon Company, Northrop Grumman Corporation, Lockheed Martin Corporation, and General Dynamics Corporation. Sales to the foreign geographic area of Europe were 10.3%, 11.2% and 14.7% of net sales in 2003, 2002 and 2001, respectively. Sales to Lockheed Martin Corporation were 12.4%, 14.7% and 13.8% of net sales in 2003, 2002 and 2001, respectively. Sales to The Boeing Company were 16.1%, 11.0% and 15.0% of net sales in 2003, 2002 and 2001, respectively. Sales to Raytheon Company were 12.3% of net sales in 2003.

Accounts receivable are financial instruments that expose the Company to a concentration of credit risk. A substantial portion of the Company's accounts receivable are from customers in the defense industry, and approximately 48% and 59% of its receivables at January 3, 2004 and December 28, 2002, respectively, were from four and six customers, respectively. Exposure to credit risk is limited by the large number of customers comprising the remainder of the Company's customer base, their geographical dispersion and by ongoing customer credit evaluations performed by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

11. Net income per common share

The following table summarizes the calculation of basic and diluted net income
(loss) per common share for 2003, 2002 and 2001:

                                                                                  2003         2002          2001
                                                                               ---------    ---------     ---------
Numerator:
Net income (loss) available to common stockholders .........................   $(914,473) $(2,135,467)   $   24,079
                                                                               ---------  -----------    ----------
Denominator:
Weighted average shares outstanding for basic net income (loss) per share ..   3,120,557    3,073,703     2,623,924
Effect of dilutive securities - stock options                                       -            -          111,865
                                                                               ---------    ---------     ---------
Weighted average shares outstanding for diluted net income (loss) per share.   3,120,557    3,073,703     2,735,789
                                                                               ---------    ---------     ---------
Net income (loss) per share - basic ........................................       $(.29)       $(.69)         $.01
Net income (loss) per share - diluted ......................................       $(.29)       $(.69)         $.01
                                                                               ---------    ---------     ---------


At December 28, 2002, there were 429,775 common stock warrants outstanding excluded from the calculation of dilutive securities because the warrant exercise price of $17.80 was greater than the average market value of the common shares. The common stock warrants expired October 26, 2003 (see Note 3).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

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

Total rent expense charged to operations amounted to $498,000 in 2003 and $471,000 in 2002. Total rental expense charged to operations amounted to $141,000 in 2001, which was net of $265,000 of construction period rent capitalized to fixed assets and $87,000 of amortization of facility sharing prepayments. Future minimum lease payments under noncancellable operating leases with an initial term exceeding one year are as follows:

2004.............................. $451,000
2005..............................  466,000
2006..............................   74,000
2007..............................   15,000
2008..............................   10,000

Lease modification and facility sharing agreement:

The Company entered into an agreement effective January 2001, with a customer to relinquish to this customer approximately half of the Company's 17,000 square-foot leased manufacturing facility in Costa Rica. Associated with the transaction, the Company entered into a new four-year lease agreement with a five-year renewal option with its Costa Rica landlord for the reduced space. In addition, the Company transferred certain employees to its customer, agreed to share certain personnel resources and common costs, and committed to provide certain management, administrative and other services to its customer. On March 31, 2003, the Company relinquished the balance of the space to its customer. The completion of these transactions resulted in a gain of $71,000 during the second quarter of 2003. In connection with the 2001 agreement, the Company received $450,000 from its customer. The Company reduced its facility occupancy expenses by approximately $22,000, $87,000 and $87,000 in 2003, 2002 and 2001,
respectively.

Capital leases included in property, plant and equipment at January 3, 2004 are as follows:

Machinery and equipment.............................. $1,100,000
Less accumulated depreciation and amortization.......    510,000
                                                      ----------
Total................................................ $  590,000
                                                      ==========

Future minimum lease payments under capital leases and the present value of such payments as of January 3, 2004 is as follows (see Note 6):

2004.................................................   $231,000
2005.................................................    215,000
2006.................................................    131,000
                                                        --------
Total minimum lease payments.........................    577,000
Less amount representing interest....................     55,000
                                                        --------
Present value of total minimum
  lease payments.....................................   $522,000
                                                        ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

12. Commitments and contingencies (continued)

Purchase obligations:

The Company intends to issue commitments to purchase $1,000,000 of capital equipment from various vendors. Such equipment will be purchased and become operational during 2004.

Consulting and employment agreements; deferred compensation:

The Company has been a party to an employment agreement with its Chairman, President and Chief Executive Officer that provides him with a minimum annual salary of $240,000 for an initial term and automatically renews for successive twelve-month periods thereafter unless terminated pursuant to the terms of the agreement. On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter $280,000. Interest on the loan will be calculated at a variable interest rate based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the Company will forgive 20% of the amount due under this loan and the accrued interest thereon. During 2003, the amount of $56,000 principal and $7,000 of accrued interest was forgiven. During 2002, the amount of $56,000 principal and $12,000 of accrued interest was forgiven. During 2001, the amount of $56,000 principal and $23,000 of accrued interest was forgiven.

A subsidiary of the Company entered into an employment agreement with the Founder and President Emeritus of FMI that provides for a minimum annual salary of $150,000 (Canadian). The term of the agreement ends on August 26, 2004, unless terminated pursuant to the terms of the agreement.

The Company is party to a consulting agreement with a former Vice President, which initial term ended February 2001 and automatically renewed pursuant to the terms of the agreement for an additional twelve-month period. The agreement will renew for successive twelve-month periods thereafter unless otherwise terminated pursuant to the terms of the agreement. The agreement provides for a minimum payment of $24,000 per year and includes health insurance benefits.

The Company entered into a consulting agreement on January 1, 1998 with a director of the Company. The term of the consulting agreement, which initially ended on January 1, 1999, automatically renews for successive twelve-month periods until terminated pursuant to the terms of the agreement. The consulting agreement provides this director with an annual fee of $36,000 for his services.

The Company is a party to a severance arrangement and consulting agreement effective October 2002, with a former Vice President, that provides for aggregate payments of approximately $72,000 through March 2005.

The Company is party to a retirement agreement effective January 1997, with its former Vice President, Secretary and Controller, that provides him with annual payments of $30,000 for ten years.

In connection with certain of these consulting and retirement agreements that extend beyond one year described above, the Company is obligated to make the following deferred compensation payments:


                     2004                     $101,000
                     2005                       49,000
                     2006                       39,000
                     2007                        9,000
                     2008                        9,000
                     2009                        9,000
                                              --------
          Total estimated future
           deferred compensation               216,000

         Less amount representing
           interest                             17,000
                                              --------
         Present value of deferred
           compensation                       $199,000
                                              ========

Litigation:

The Company is a party to lawsuits, both as a plaintiff and as a defendant, arising from the normal course of business. It is the opinion of management, that the disposition of these various lawsuits will not have a material adverse effect to the consolidated financial position or results of operations of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

13. Restructurings and related charges

During 2003 the Company reduced its headcount by 14 persons, principally involved in production, manufacturing support, sales and administration. The Company recorded personnel restructuring charges of $160,000, consisting of severance and certain other personnel costs, during the last three quarters of 2003. Such charges increased the net loss by $.05 per share. The Company paid $129,000 of these restructuring charges in 2003. Substantially all of the remaining 2003 restructuring charges will be paid in 2004.

As a result of a decline in orders received from its customers during 2002, the Company reduced head count by 17 persons, principally involved in production, manufacturing support and sales during the second quarter of 2002. The Company recorded a personnel restructuring charge of $240,000, which increased the net loss by $150,000 or $.05 per share.

In November 2002, the Company reorganized its operations to reflect a more market-driven focus and to better support its customer base by combining all of its technologies into a single cohesive unit. This reorganization allowed the Company to increase the breadth of its product offerings and to offer more integrated solutions. The Company relinquished 8,200 square feet of space to a co-tenant on April 1, 2003 and moved its operations into another facility it was occupying. This restructuring reduced the Company's head count by 11 persons in the management, engineering, production, manufacturing support and sales functions. The Company's net loss for the fourth quarter increased by $270,000 or $.09 per share. The combined restructuring charges increased the net loss for 2002 by $510,000 or $.17 per share. Approximately $107,000 of the 2002 restructuring charges were paid in 2003 and substantially all of the remaining 2002 restructuring charges will be paid in 2004.

14. Related party transactions

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

On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the Company is required to forgive 20% of the amount due under this loan and the accrued interest thereon. During 2003, the Company forgave $56,000 of principal and $7,000 of accrued interest and paid a tax gross-up benefit of $8,300. During 2002, the Company forgave $56,000 of principal and $12,000 of accrued interest and paid $10,700 for a tax gross-up benefit. During 2001, the Company forgave $56,000 of principal and $23,000 of accrued interest and paid a tax gross-up benefit of $11,000.

During fiscal years 2003, 2002 and 2001, respectively, the Company's General Counsel, KMZ Rosenman, was paid $359,000, $372,000 and $288,000 for providing legal services to the Company. A director of the Company is Counsel to the firm of KMZ Rosenman but does not share in any fees paid by the Company to the law firm.

During fiscal years 2003, 2002 and 2001, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide outplacement services to the Company. The Company paid an aggregate of $40,000, $24,000 and $117,000 to these companies during 2003, 2002 and 2001, respectively. A director of the Company is the Chairman and Chief Executive Officer of each of these companies.

During fiscal years 2003, 2002 and 2001, respectively, a director of the Company was paid $12,000, $36,000 and $40,300 for providing financial-related consulting services to the Company.

During each of fiscal years 2003, 2002 and 2001, a director of the Company was paid $36,000 for providing technology-related consulting services to the Company.

During fiscal years 2003 and 2002, respectively, DuPont Electronic Technologies, a stockholder, was paid $109,000 and $36,000 for providing technological and marketing related personnel and services on a cost-sharing basis to the Company.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such grant is priced at the fair market value of the Common


Stock on the date of such grant. On June 24, 2003, non-qualified stock options to purchase an aggregate of 20,000 shares were issued to eight directors at an exercise price of $3.10 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2004, December 28, 2002 and December 29, 2001

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


END OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

QUARTERLY FINANCIAL INFORMATION

Summarized quarterly unaudited financial data reported for 2003 and 2002 follows:

2003                                       March 29         June 28      September 27       January 3
                                          -----------     ----------     ------------      -----------
Net sales .............................   $6,511,644      $6,612,597      $6,356,685        $7,841,170
Gross profit ..........................    2,451,941       2,554,080       2,201,162         3,369,584
Net income (loss)......................     (455,385)       (474,970)       (484,396)          500,278
                                          ----------      ----------     -----------       -----------
Net income (loss) per share - basic ...        $(.15)          $(.15)          $(.16)             $.16
Net income (loss) per share - diluted..        $(.15)          $(.15)          $(.16)             $.16
                                          ----------      ----------     -----------       -----------



2002                                       March 30        June 29 (A)   September 28     December 28 (B)
                                          ----------      ----------     ------------      -----------

Net sales .............................   $6,850,587      $6,462,328      $5,938,929        $5,318,488
Gross profit ..........................    3,194,280       2,985,607       2,615,595         1,670,594
Net income (loss)......................      142,837         (54,199)         57,054        (2,281,159)
                                          ----------      ----------     -----------       -----------
Net income (loss) per share - basic ...        $ .05           $(.02)          $ .02             $(.73)
Net income (loss) per share - diluted..        $ .05           $(.02)          $ .02             $(.73)
                                          ----------      ----------     -----------       -----------

(A) Reflects the effects of the second quarter 2002 restructuring charge of $240,000 which reduced net income by $150,000 or $.05 per share for the second quarter of 2002 (see Note 13).

(B) Reflects the effects of the fourth quarter 2002 restructuring charge which increased the net loss by $270,000 or $.09 per share for the fourth quarter of 2002, and a tax provision to establish a $645,000 valuation allowance (or $.21 per share) against deferred tax assets (see Note 9 and Note 13).


QUARTERLY COMMON STOCK DATA

                                        2003                                 2002
                           ------------------------------    ----------------------------------
Quarter                     1st     2nd      3rd     4th       1st     2nd      3rd       4th
                           ------  ------   -----   -----    ------   ------   ------    ------
Market price per share:
         High .........    $ 5.09  $ 3.80   $5.18   $6.80    $14.10   $12.40    $8.10    $ 6.55

         Low ..........      4.50    2.70    3.20    4.35     11.50     8.07     6.00      4.60
                           ------  ------   -----   -----    ------   ------   ------    ------

The Common Stock of the Company is listed on The American Stock Exchange and trades under the symbol MRM.

The market price per share information is provided with regard to the high and low bid prices of the Common Stock of the Company on The American Stock Exchange during the periods indicated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2002, which is incorporated herein by reference, Arthur Andersen LLP was dismissed as the Company's independent accountants and Ernst & Young LLP was engaged as the Company's independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

         As of January 3, 2004 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of and for the period covered by this report, in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

         No change occurred in the Company's internal controls concerning financial reporting during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.


                                    PART III

         Pursuant to General Instruction E3 to Form 10-KSB, portions of information required by Items 9 through 12 and 14 and indicated below are hereby incorporated by reference to Merrimac's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders (the "Proxy Statement") which Merrimac will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

NAME                     AGE    POSITION
----                     ---    --------
Mason N. Carter          58     Chairman, President and Chief Executive Officer
Robert V. Condon         57     Vice President, Finance, Treasurer,
                                Secretary and Chief Financial Officer
Richard E. Dec           61     Vice President, Corporate Relations
Rocco A. DeLillo         36     Vice President, Engineering
Michael M. Ghadaksaz     49     Vice President, Market Development
Reynold K. Green         45     Vice President and General Manager
Jayson E. Hahn           36     Vice President, Information Technology
                                and Chief Information Officer
James J. Logothetis      44     Vice President and Chief Technology Officer
Michael Pelenskij        43     Vice President, Manufacturing

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

         Mr. Ghadaksaz was appointed Vice President of Marketing Development in September 2003, after serving as Director of Market Development since February 2003. Prior to joining Merrimac, he served as a consultant for wireless telecommunications equipment and device manufacturers, U.S. and Canadian venture capital firms and their portfolio companies. Mr. Ghadaksaz also served on the Advisory Board of Radical Horizon, an innovative software defined radio solution provider. From 1999 to 2002, he served as Director of Technology Strategy for the Strategy Sector at Motorola. From 1995 to 1999, Mr. Ghadaksaz held the positions of Senior Scientist, Applications and Business Development Manager for Hughes Communications Products Division of Hughes Aircraft Company.

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

         The Company has adopted a code of ethics that applies to its chief executive officer and chief financial officer, its principal executive officer and principal financial officer, respectively, and all of the Company's other financial executives. The Company makes its code of ethics available free of charge through its internet website, www.merrimacind.com. The Company will disclose on its web site amendments to or waivers from its code of ethics in accordance with all applicable laws and regulations.

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

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information as of January 3, 2004, about the Company's common stock that may be issued upon the exercise of options, warrants and rights under the Company's existing equity compensation plans:

-----------------------------------------------------------------------------------------------------------------------
                      (a)                          (b)                           (c)
-----------------------------------------------------------------------------------------------------------------------
                      Number of securities to be                                 Number of securities remaining
                      issued upon exercise of      Weighted-average exercise     available for future issuance under
Plan category         outstanding options,         price of outstanding          equity compensation plans (excluding
                      warrants and rights          options, warrants and rights  securities reflected in column (a))
-----------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by            393,116                        $9.74                         203,653
security holders
-----------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved            33,000 (1)                   $10.00                               0
by security holders
-----------------------------------------------------------------------------------------------------------------------
Total                        426,116                        $9.76                        203,653
-----------------------------------------------------------------------------------------------------------------------

(1) Pursuant to the Company's 1996 Stock Option Plan for Non-Employee Directors, the chairman of the board of directors was granted 20,000 options and each of the two then non-employee directors was granted 15,000 options. Each option had an exercise price of $11.00 and was exercisable for ten years from the date of grant. 33,000 of such options remain outstanding. All of the outstanding options under the plan expire September 1, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information called for by Item 12 is set forth under the subheading "Certain relationships and related transactions" under the caption "Executive Compensation" contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

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

4(a) Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to
                  Exhibit 1 to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 1999.

4(b) Amendment No. 1 dated as of June 9, 1999, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 1999.

4(c) Amendment No. 2 dated as of April 7, 2000, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1(b) to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2000.

4(d) Amendment No. 3 dated as of October 26, 2000, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to
                  Exhibit 2 to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2000.

4(e) Amendment No. 4 dated as of February 21, 2001, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and Mellon Investor Services, L.L.C. (formerly known as ChaseMellon Stockholder Services, L.L.C.), as Rights Agent, is hereby incorporated by reference to
                  Exhibit 1(d) to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2001.

4(f) Amendment No. 5, dated February 28, 2002, to the Rights Agreement, between Merrimac and Mellon Investor Services LLC (f.k.a. ChaseMellon Shareholder Services, L.L.C.), as Rights Agent is hereby incorporated by reference to Exhibit 99.4 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

4(g) Amendment No. 6, dated September 18, 2002, to the Rights Agreement, between Merrimac and Mellon Investor Services LLC, as Rights Agent is hereby incorporated by reference to Exhibit
                  99.3 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on October 10, 2002.

10(a) Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000, among Ericsson Microelectronics, A.B., Ericsson Holdings International, B.V. and Merrimac is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 1, 2000.

10(b) Letter Agreement, dated February 1, 2002, among Merrimac, Ericsson Holding International B.V. and Ericsson Microelectronics, A.B., which amends the Stock Purchase and Exclusivity Letter, dated April 7, 2000 is hereby incorporated by reference to Exhibit 99.4 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on October 10, 2002.

10(c) Registration Rights Agreement dated as of April 7, 2000, between Merrimac and Ericsson Holding International, B.V. is hereby incorporated by reference to Exhibit 10(b) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 1, 2000.

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

10(i) Subscription Agreement, dated February 28, 2002 between Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit 99.2 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

10(j) Registration Rights Agreement, dated February 28, 2002 between Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit 99.3 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

10(k) Consent and Waiver, dated as of September 18, 2002, among Merrimac, Ericsson Holding International B.V. and Infineon Technologies AG is hereby incorporated by reference to Exhibit
                  99.1 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on October 10, 2002.

10(l) Modification Agreement, dated as of September 27, 2002, between Merrimac and Infineon Technologies AG is hereby incorporated by reference to Exhibit 99.2 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on October 10, 2002.

10(m) Profit Sharing Plan of Merrimac is hereby incorporated by reference to Exhibit 10(n) to Merrimac's Registration Statement on Form S-1 (No. 2-79455).*

10(n) 1983 Key Employees Stock Option Plan of Merrimac effective March 21, 1983, is hereby incorporated by reference to Exhibit 10(m) to Merrimac's Annual Report on Form 10-KSB for the year ending March 31, 1983.*

10(o) 1993 Stock Option Plan of Merrimac effective March 31, 1993, is hereby incorporated by reference to Exhibit 4(c) to Merrimac's Registration Statement on Form S-8 (No. 33-68862) dated September 14, 1993.*

10(p) 1997 Long-Term Incentive Plan of Merrimac is hereby incorporated by reference to Exhibit A to Merrimac's Proxy Statement filed with the Securities and Exchange Commission on April 11, 1997.*

10(q) Resolutions of the Stock Option Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1983 Key Employees Stock Option Plan of Merrimac, the 1993 Stock Option Plan of Merrimac and the 1997 Long-Term Incentive Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(f) to Merrimac's Annual Report on Form 10-KSB for the year ending March 30, 1999.*

10(r) 1995 Stock Purchase Plan of Merrimac is hereby incorporated by reference to Exhibit A to Merrimac's Proxy Statement filed with the Securities and Exchange Commission on March 27, 1995.*

10(s) Resolutions of the Stock Purchase Plan Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1995 Stock Purchase Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(g)(2) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

10(t) 1996 Stock Option Plan for Non-Employee Directors of Merrimac is hereby incorporated by reference to Exhibit 10(d) to Merrimac's Annual Report on Form 10-KSB dated for the year ending December 28, 1996.*

10(u) Resolutions of the Board of Directors of Merrimac, adopted June 3, 1998, amending the 1996 Stock Option Plan for Non-Employee Directors of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(h)(2)to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

10(v) Amended and Restated Employment Agreement dated as of January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*

10(w) Amendment dated August 31, 2000 to the Amended and Restated Employment Agreement dated January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to
                  Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the period ending September 30, 2000.*

10(x) Amended and Restated Pledge Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(c) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*

10(y) Amended Promissory Note dated as of May 4, 1998, executed by Mason N. Carter in favor of Merrimac is hereby incorporated by reference to Exhibit 10(l) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

10(z) Registration Rights Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(e) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*

10(aa) Form of Severance Agreement entered into with certain officers of Merrimac is hereby incorporated by reference to Exhibit 10(j) to Merrimac's Annual Report on Form 10-KSB filed with the SEC on April 2, 2004.*

10(bb) Schedule of officers with substantially identical agreements to the form filed as Exhibit 10(aa) hereto is hereby incorporated by reference to Exhibit 10(i) to Merrimac's Annual Report on Form 10-KSB filed with the SEC on April 2, 2004.*

10(cc) Consulting Agreement dated as of January 1, 1998, between Merrimac and Arthur A. Oliner is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending April 4, 1998.*

10(dd) Separation Agreement dated as of December 31, 1998, between Merrimac and Eugene W. Niemiec is hereby incorporated by reference to Exhibit 10(p) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

10(ee) Stockholder's Agreement dated as of October 30, 1998, between Merrimac and Charles F. Huber II is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending October 3, 1998.

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

10(ii) 2001 Stock Purchase Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63438) dated June 20, 2001.*

10(jj) 2001 Amended and Restated Stock Option Plan is hereby incorporated by reference to Exhibit 4(i) to Merrimac's Quarterly Report on Form 10-QSB for the period ending June 30, 2001.*

10(kk) Third Amended and Restated Credit Agreement, dated December 23, 2002, between Merrimac and Fleet National Bank, which amends the Credit and Security Agreement, dated October 7, 1997 is hereby incorporated by reference to Exhibit 10(mm) to Merrimac's Annual Report on Form 10-KSB for the year ending December 28, 2002.

10(ll) Revolving Loan Modification Agreement, dated April 17, 2003, between Merrimac and Fleet National Bank, which amends the Third Amended and Restated Credit Agreement, dated December 23, 2002 is hereby incorporated by reference to Exhibit 10(nn) to Merrimac's Annual Report on Form 10-KSB for the year ending December 28, 2002.

10(mm) Term Loan and Security Agreement, dated December 23, 2002, between Merrimac and Fleet National Bank is hereby incorporated by reference to Exhibit 10(oo) to Merrimac's Annual Report on Form 10-KSB for the year ending December 28, 2002.

10(nn) Term Loan Modification Agreement, dated April 17, 2003, between Merrimac and Fleet National Bank, which amends the Term Loan and Security Agreement, dated December 23, 2002 is hereby incorporated by reference to Exhibit 10(pp) to Merrimac's Annual Report on Form 10-KSB for the year ending December 28, 2002.

10(oo) Term Loan and Security Agreement, dated March 26, 2002, between Merrimac and Fleet National Bank is hereby incorporated by reference to Exhibit 10(qq) to Merrimac's Annual Report on Form 10-KSB for the year ending December 28, 2002.

10(pp) Term Loan Modification Agreement, dated April 17, 2003, which amends the Term Loan and Security Agreement, dated March 26, 2002 is hereby incorporated by reference to Exhibit 10(rr) to Merrimac's Annual Report on Form 10-KSB for the year ending December 28, 2002.

10(qq) Financing Agreement, dated October 8, 2003, between Merrimac and The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(rr) to Merrimac's Form 10-QSB for the period ending September 27, 2003.

10(rr) Trademark and Patent Security Agreement, dated October 8, 2003, between Merrimac and The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(ss) to Merrimac's Form 10-QSB for the period ending September 27, 2003.

10(ss) Mortgage and Security Agreement, dated October 8, 2003, by Merrimac in favor of The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(tt) to Merrimac's Form 10-QSB for the period ending September 27, 2003.

10(tt)* Merrimac Severance Plan, as adopted September 17, 2003. is hereby incorporated by reference to Exhibit 10(uu) to Merrimac's Form 10-QSB for the period ending September 27, 2003.

21+               Subsidiaries of Merrimac.

23+               Consent of Independent Auditors.

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

(b)  Reports on Form 8-K


     o The Company filed a Form 8-K on November 12, 2003, in connection with a press release dated November 12, 2003 announcing its financial results for the third quarter and first nine months ended September 27, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information called for by Item 14 is set forth under the caption "Principal Accountant Fees and Services" contained in the Proxy Statement, which information is incorporated herein by reference.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MERRIMAC INDUSTRIES, INC.
                                         (Registrant)


Date: March 31, 2004               By:    /s/ Mason N. Carter
                                       ----------------------
                                          Mason N. Carter
                                          Chairman, President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   Signature                                     Date                                  Title
/s/ Mason N. Carter                                    March 31, 2004                 Chairman, President and
------------------------------------                                                  Chief Executive Officer
(Mason N. Carter)                                                                     (Principal executive officer
                                                                                      and Director)


/s/ Robert C. Cargo                                    March 31, 2004                 Director
------------------------------------
(Robert C. Cargo)


/s/ Albert H. Cohen                                    March 31, 2004                 Director
------------------------------------
(Albert H. Cohen)


/s/ Edward H. Cohen                                    March 31, 2004                 Director
------------------------------------
(Edward H. Cohen)


/s/ Fernando L. Fernandez                              March 27, 2004                 Director
---------------------------
(Fernando L. Fernandez)


/s/ Joel H. Goldberg                                   March 31, 2004                 Director
---------------------------
(Joel H. Goldberg)


/s/ David B. Miller                                    March 29, 2004                 Director
------------------------------------
(David B. Miller)


/s/ Arthur A. Oliner                                   March 29, 2004                 Director
---------------------------
(Arthur A. Oliner)


/s/ Harold J. Raveche                                  March 31, 2004                 Director
---------------------------
(Harold J. Raveche)


/s/ Robert V. Condon                                   March 31, 2004                 Vice President, Finance, Treasurer,
---------------------------                                                           Secretary and Chief Financial Officer
(Robert V. Condon)                                                                    (principal financial and accounting
                                                                                      officer)
