Form 10QSB
period 2004-04-03
MERRIMAC INDUSTRIES INC
filed 2004-05-17
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004


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


Former name, former address and former fiscal year, if changed since last report: N/A
         ---

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

As of May 14, 2004, there were 3,120,891 shares of Common Stock, par value $0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]

                            MERRIMAC INDUSTRIES, INC.
                               41 Fairfield Place
                             West Caldwell, NJ 07006


                                      INDEX




                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


          Consolidated Statements of Operations and Comprehensive Income
          (Loss) for the Three Months Ended April 3, 2004 and
          March 29, 2003.....................................................  1

          Consolidated Balance Sheets as of April 3, 2004
          and January 3, 2004................................................  2

          Consolidated Statements of Cash Flows for the Three
          Months Ended April 3, 2004 and March 29, 2003......................  3

          Notes to Consolidated Financial Statements.........................  4

Item 2.   Management's Discussion and Analysis or
          Plan of Operation..................................................  9

Item 3.   Controls and Procedures ........................................... 14


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K .................................. 15

Signatures................................................................... 20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)


                                                        Three Months Ended
                                                      -----------------------
                                                       April 3,     March 29,
                                                         2004         2003
                                                      ----------   ----------

OPERATIONS

Net sales ...................................         $7,647,829   $6,511,644
                                                      ----------   ----------
Costs and expenses:
  Cost of sales .............................          4,299,932    4,059,703
  Selling, general and administrative .......          2,454,419    2,329,394
  Research and development ..................            571,585      599,731
                                                      ----------   ----------
                                                       7,325,936    6,988,828
                                                      ----------   ----------

Operating income (loss)......................            321,893     (477,184)
Interest and other expense, net .............             80,962       59,201
                                                      ----------   ----------
Income (loss) before income taxes............            240,931     (536,385)
Provision (benefit) for income taxes ........             10,000      (81,000)
                                                      ----------   ----------
Net income (loss)............................         $  230,931   $ (455,385)
                                                      ==========   ==========

Net income (loss) per common share- basic and
 diluted.....................................         $      .07   $     (.15)
                                                      ==========   ==========

Weighted average number of shares outstanding:
  Basic .....................................          3,120,891    3,120,095
                                                      ==========   ==========
  Diluted....................................          3,134,848    3,120,095
                                                      ==========   ==========
COMPREHENSIVE INCOME (LOSS)

Net income (loss)............................         $  230,931   $ (455,385)
Comprehensive income (loss):
  Foreign currency translation adjustment....           (108,751)     315,436
                                                      ----------   ----------
Comprehensive income (loss)..................         $  122,180   $ (139,949)
                                                      ==========   ==========


See accompanying notes.

                                            MERRIMAC INDUSTRIES, INC.
                                           CONSOLIDATED BALANCE SHEETS

                                                                                   April 3,          January 3,
                                                                                     2004               2004
                                                                                 ------------       ------------
                                                                                  (UNAUDITED)         (AUDITED)
ASSETS

Current assets:
  Cash and cash equivalents ...............................................      $  1,627,952       $    452,633
  Accounts receivable, net ................................................         5,704,329          6,299,258
  Income tax refunds receivable ...........................................           128,344            135,520
  Inventories, net ........................................................         3,216,785          3,187,946
  Other current assets ....................................................           452,771            482,633
  Deferred tax assets .....................................................         1,055,000          1,055,000
                                                                                 ------------       ------------

    Total current assets ..................................................        12,185,181         11,612,990
                                                                                 ------------       ------------

Property, plant and equipment .............................................        37,399,758         37,203,977
  Less accumulated depreciation and amortization ..........................        20,678,201         19,982,378
                                                                                 ------------       ------------
Property, plant and equipment, net ........................................        16,721,557         17,221,599
Restricted cash ...........................................................         1,500,000          1,500,000
Other assets ..............................................................           819,073            854,487
Deferred tax assets .......................................................           564,000            573,000
Goodwill ..................................................................         3,053,345          3,122,563
                                                                                 ------------       ------------

    Total Assets ..........................................................      $ 34,843,156       $ 34,884,639
                                                                                 ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt .......................................      $    877,577       $    954,405
  Accounts payable ........................................................         1,600,322          1,239,925
  Accrued liabilities .....................................................         1,847,842          1,711,875
  Customer deposits .......................................................           589,332            389,211
                                                                                 ------------       ------------

    Total current liabilities .............................................         4,915,073          4,295,416

Long-term debt, net of current portion ....................................         3,440,706          4,208,106
Deferred compensation .....................................................            79,952             88,362
Deferred liabilities ......................................................            44,504             48,014
Deferred tax liabilities ..................................................         1,403,000          1,407,000
                                                                                 ------------       ------------

    Total liabilities .....................................................         9,883,235         10,046,898
                                                                                 ------------       ------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share:
    Authorized: 1,000,000 shares
    No shares issued
  Common stock, par value $.01 per share:
    Authorized: 20,000,000 shares
    Issued: 3,202,991 and 3,202,991 shares ................................            32,030             32,030
  Additional paid-in capital ..............................................        18,686,914         18,686,914
  Retained earnings .......................................................         6,712,436          6,481,505
  Accumulated other comprehensive income ..................................           614,407            723,158
                                                                                 ------------       ------------

                                                                                   26,045,787         25,923,607
  Less 82,100 shares of treasury stock, at cost ...........................          (573,866)          (573,866)
  Less loan to officer-stockholder ........................................          (512,000)          (512,000)
                                                                                 ------------       ------------

    Total stockholders' equity ............................................        24,959,921         24,837,741
                                                                                 ------------       ------------

    Total Liabilities and Stockholders' Equity ............................      $ 34,843,156       $ 34,884,639
                                                                                 ============       ============


See accompanying notes.

                                 MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                            -----------------------------
                                                                              April 3,         March 29,
                                                                                2004             2003
                                                                            -----------       -----------
Cash flows from operating activities:
  Net income (loss) ..................................................      $   230,931       $  (455,385)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization ....................................          820,197           796,717
    Amortization of deferred financing costs .........................           12,482            11,598
    Amortization of deferred income ..................................             -              (21,822)
    Deferred and other compensation ..................................            2,983             1,802
    Changes in operating assets and liabilities:
     Accounts receivable .............................................          579,804        (1,734,632)
     Income tax refunds receivable ...................................            5,459              -
     Inventories .....................................................          (31,903)          212,107
     Other current assets ............................................           28,678           (76,501)
     Other assets ....................................................           22,932            15,182
     Accounts payable ................................................          300,011           109,307
     Accrued liabilities .............................................          139,152           114,173
     Customer deposits ...............................................          200,121           150,396
     Income taxes payable ............................................             -               (8,860)
     Deferred compensation ...........................................          (11,393)          (10,187)
     Other liabilities ...............................................           (3,510)          107,078
                                                                            -----------       -----------

Net cash provided by (used in) operating activities ..................        2,295,944          (789,027)
                                                                            -----------       -----------

Cash flows from investing activities-
  Purchase of capital assets .........................................         (276,780)         (565,802)
                                                                            -----------       -----------

Net cash used in investing activities ................................         (276,780)         (565,802)
                                                                            -----------       -----------

Cash flows from financing activities:
  Repayment of borrowings ............................................         (833,654)         (179,280)
  Proceeds from the exercise of stock options ........................             -                6,743
                                                                            -----------       -----------

Net cash used in financing activities ................................         (833,654)         (172,537)
                                                                            -----------       -----------

Effect of exchange rate changes ......................................          (10,191)           62,728
                                                                            -----------       -----------

Net increase (decrease) in cash and cash equivalents .................        1,175,319        (1,464,638)
Cash and cash equivalents at beginning of year .......................          452,633         3,610,798
                                                                            -----------       -----------

Cash and cash equivalents at end of period ...........................      $ 1,627,952       $ 2,146,160
                                                                            ===========       ===========

Supplemental disclosures of cash flow information:

 Cash paid during the period for:

    Income taxes .....................................................      $    21,685       $    28,000
                                                                            ===========       ===========
    Loan interest ....................................................      $    77,309       $    68,354
                                                                            ===========       ===========
 Non-cash activities-
    Unpaid purchases of capital assets ...............................      $   289,000           118,000
                                                                            ===========       ===========





See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by generally accepted accounting principles for a full fiscal year. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of April 3, 2004 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for the year ended January 3, 2004.

Certain prior year amounts have been reclassified to conform to the current year presentation.


2. CONTRACT REVENUE RECOGNITION

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


3. ACCOUNTING PERIOD

The Company's fiscal year is the 52-53 week period ending on the Saturday closest to December 31. The Company has quarterly dates that correspond with the Saturday closest to the last day of each calendar quarter and each quarter consists of 13 weeks in a 52-week year. Periodically, the additional week to make a 53-week year (fiscal year 2003 was the last and fiscal year 2008 will be the next) is added to the fourth quarter, making such quarter consist of 14 weeks.


4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by or distributions to stockholders. The Company has determined that the only adjustment to net income to determine comprehensive income (loss) impacting the Company is cumulative translation adjustments.


5. STOCK-BASED COMPENSATION

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

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth the pro forma net income (loss) and the pro forma net income (loss) per share information as calculated in accordance with SFAS No. 123 for the three months ended April 3, 2004 and March 29, 2003:

                                                           Three Months Ended
                                                         ----------------------
                                                          April 3,    March 29,
                                                            2004         2003
                                                         ---------    ---------
  Net income (loss) - as reported ....................   $ 230,931    $(455,385)
    Plus: stock-based compensation
       expense included in reported net income (loss).           -            -
    Less: Stock-based compensation expense
       determined using the fair value method ........     (52,500)     (74,000)
                                                         ---------    ---------
    Net income (loss) - pro forma ....................   $ 178,431    $(529,385)
                                                         =========    =========

    Basic net income (loss) per share:
     As reported .....................................   $     .07    $    (.15)
     Pro forma .......................................   $     .06    $    (.17)
    Diluted net income (loss) per share:
     As reported .....................................   $     .07    $    (.15)
     Pro forma .......................................   $     .06    $    (.17)
                                                         =========    =========

The SFAS No. 123 method of accounting has been applied to options graned in periods after December 31, 1994 and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

The fair value of each of the options granted in 2004 and 2003 was estimated on the date of grant using the Black-Scholes option valuation model.

The following weighted average assumptions were utilized:

                                                        2004       2003
                                                        ----       ----
Expected option life (years).......................      2.1        1.0
Expected volatility................................    50.00%     45.00%
Risk-free interest rate............................     1.50%      2.50%
Expected dividend yield............................     0.00%      0.00%

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


6. GOODWILL

The changes in the carrying amount of goodwill for the three-month periods ended April 3, 2004 and March 29, 2003 are as follows:
                                                       2004           2003
                                                       ----           ----
Balance, beginning of year.....................    $3,122,563      $2,491,146
Foreign currency adjustment....................       (69,218)        200,524
                                                   ----------      ----------
Balance, end of period.........................    $3,053,345      $2,691,670
                                                   ==========      ==========

7. INVENTORIES

Inventories consist of the following:

                                                    April 3,         January 3,
                                                     2004              2004
                                                     ----              ----
Finished goods..............................      $  150,788      $  121,613
Work in process.............................       1,957,375       1,806,000
Raw materials and purchased parts...........       1,108,622       1,260,333
                                                  ----------      ----------
Total.......................................      $3,216,785      $3,187,946
                                                  ==========      ==========

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,519,000 at April 3, 2004 and $1,787,000 at January 3, 2004.


8. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at April 3, 2004 and January 3, 2004:

                                                                               April 3,      January 3,
                                                                                 2004           2004
                                                                              ----------     ----------
The CIT Group/Business Credit, Inc. (A):
   Revolving line of credit, interest 1/2% above prime .....................        -        $  498,416
   Term loan A, due October 8, 2008, variable interest above LIBOR or prime.  $1,300,000      1,425,000
   Term loan B, due October 8, 2010, variable interest above LIBOR or prime.   2,553,572      2,651,786

The Bank of Nova Scotia (B):
 Capital leases, interest 6.7%, due October 2004 ...........................      31,650         43,339
 Capital leases, interest 8.7%, due June 2005 ..............................     160,438        180,841
 Capital leases, interest 7.3%, due April 2006 .............................     147,304        161,287
 Capital leases, interest 7.9%, due June 2006 ..............................     125,319        136,628
First Insurance Funding Corp.-
 Note payable, insurance premiums, interest 6.75% due April 1, 2004.........        -            65,214
                                                                              ----------     ----------
                                                                               4,318,283      5,162,511
Less current portion .......................................................     877,577        954,405
                                                                              ----------     ----------
Long-term portion ..........................................................  $3,440,706     $4,208,106
                                                                              ==========     ==========

(A) On October 8, 2003, the Company completed the refinancing of its revolving credit and term loan obligations with a new credit facility provided by The CIT Group/Business Credit, Inc. ("CIT") that provides for a three-year secured revolving credit, term loan and letter of credit facility for $9,250,000. All obligations due to its prior bank were repaid from the proceeds of such refinancing. The new financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $750,000 until certain conditions are met, a $1,500,000 machinery and equipment term loan ("Term Loan A") and a $2,750,000 real estate term loan ("Term Loan B"). In connection with this new financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash with CIT. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At April 3, 2004, the Company had available borrowing capacity under its revolving line of credit of $4,100,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 4.50%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 5.0%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 5.0%). At April 3, 2004, the Company, under the terms of its agreement with CIT, elected to convert $1,200,000 of Term Loan A and $1,800,000 of Term Loan B to LIBOR interest rate loans. The weighted average and current interest rates on such LIBOR interest rate loans was 4.44%. The current LIBOR interest rate options expired on April 13, 2004 and were renewed for six months at 4.485%. The new LIBOR interest rate options will expire October 12, 2004. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at April 3, 2004.

(B) Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $574,000 at April 3, 2004 and $590,000 at January 3, 2004.


9. BUSINESS SEGMENT DATA

The Company's operations are conducted primarily through two business segments:
(1) electronic components and (2) microwave micro-circuitry. These segments, and the principal operations of each, are as follows:

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Electronic components: Design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 81% are located in the United States and 19% are located in Costa Rica.

Microwave micro-circuitry: Design, manufacture and sale of microstrip, bonded stripline and thick metal-backed Teflon (R) (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. All of the identifiable assets are located in Canada.

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

                                                       Three Months Ended
                                                   --------------------------
                                                   April 3,         March 29,
                                                     2004             2003
                                                   --------         ---------
                                                   (In thousands of dollars)
Industry segments:
    Sales to unaffiliated customers:
             Electronic components                 $  6,396         $  5,956
             Microwave micro-circuitry                1,339              642
             Intersegment sales                         (87)             (86)
                                                   --------         --------
             Consolidated                          $  7,648         $  6,512
                                                   ========         ========
    Income (loss) before income taxes:
      Operating income (loss):
             Electronic components                 $    210         $   (352)
             Microwave micro-circuitry                  112             (125)
      Interest and other expense, net                   (81)             (59)
                                                   --------         --------
             Consolidated                          $    241         $   (536)
                                                   ========         ========

      Identifiable assets:
             Electronic components                 $ 27,283         $ 29,690
             Microwave micro-circuitry                6,014            5,110
             Corporate                                1,628            2,146
             Intersegment                               (82)            (158)
                                                   --------         --------
             Consolidated                          $ 34,843         $ 36,788
                                                   ========         ========
      Depreciation and amortization:
             Electronic components                 $    759         $    742
             Microwave micro-circuitry                   61               55
                                                   --------         --------
             Consolidated                          $    820         $    797
                                                   ========         ========
      Capital expenditures:
             Electronic components                 $    217         $    524
             Microwave micro-circuitry                   60               42
                                                   --------         --------
             Consolidated                          $    277         $    566
                                                   ========         ========


10. NET INCOME (LOSS) PER COMMON SHARE

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

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. RELATED PARTY TRANSACTIONS

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

On August 31, 2000, in connection with an amendment to Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the Company is required to forgive 20% of the amount due under this loan and the accrued interest thereon. During 2003, the Company forgave $56,000 of principal and $7,000 of accrued interest and paid a tax gross-up benefit of $8,300. The Company estimates that $56,000 of principal and $4,000 of accrued interest will be forgiven in fiscal year 2004.

During the first quarter of 2004 and 2003, the Company's General Counsel KMZ Rosenman was paid $86,000 and $39,000, respectively, for providing legal services to the Company. A director of the Company is counsel to KMZ Rosenman but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2004 and 2003 the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $16,000 and $29,000 to these companies during the first quarter of 2004 and 2003, respectively. A director of the Company is the chairman and chief executive officer of these companies.

During the first quarter of 2003, a director of the Company was paid $9,000 for providing financial-related consulting services to the Company. This agreement terminated in April 2003.

During each of the first quarters of 2004 and 2003, a director of the Company was paid $9,000 for providing technology-related consulting services to the Company.

During the first quarter of 2004 and 2003, DuPont Electronic Technologies, a stockholder, was paid $21,000 and $25,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. Beginning in fiscal year 2004, the Chair of the Audit Committee will receive an annual fee of $2,500 for his services in such capacity. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such grant is at the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Following is a summary of the carrying amounts of the Multi-Mix (R) Microtechnology net assets included in the Company's consolidated financial statements at April 3, 2004 and the related future planned purchases and lease obligation commitments through January 2006.

Net assets:
Property, plant and equipment, at cost.......................... $14,156,000
Less accumulated depreciation and amortization..................   4,476,000
                                                                 -----------
Property, plant and equipment, net..............................   9,680,000
Inventories.....................................................     576,000
Other assets, net...............................................     305,000
                                                                 -----------
Total net assets at April 3, 2004............................... $10,561,000
                                                                 -----------
Commitments:
Planned equipment purchases for the remainder of 2004........... $   400,000
Lease obligations through January 2006..........................     550,000
                                                                 -----------
Total commitments...............................................    $950,000
                                                                 -----------
Total net assets and commitments................................ $11,511,000
                                                                 ===========

The Company anticipates receiving additional orders during the remainder of 2004 and 2005 for its Multi-Mix (R) Microtechnology products, for which substantial research and development costs have also been incurred. Due to economic and market conditions in the wireless industry over the past several years, the telecommunications system service providers have curtailed their capital equipment purchases from our customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix (R) Microtechnology product purchases that had been anticipated from certain specific customers or programs, in connection with the recent slightly improved conditions in the industry, the Company has recently implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the Company. The Company has determined no provision for impairment is required at this time.

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

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,519,000 at April 3, 2004 and $1,787,000 at January 3, 2004.

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

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which will reduce taxable income in future periods. A valuation allowance (or write-down) is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of our assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued unchanged in fiscal years 2003 and 2004.


                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                                   (UNAUDITED)

The following table reflects the percentage relationships of items from the Consolidated Statements of Operations as a percentage of net sales.

                                                     Percentage of Net Sales
                                                    ------------------------
                                                       Three Months Ended
                                                    ------------------------
                                                    April 3,       March 29,
                                                      2004           2003
                                                     ------         ------
Net sales....................................        100.0%         100.0%
                                                     -----          -----
Costs and expenses:
  Cost of sales..............................         56.2           62.3
  Selling, general and administrative........         32.1           35.8
  Research and development...................          7.5            9.2
                                                    ------         ------
                                                      95.8          107.3
                                                    ------         ------

Operating income (loss)......................          4.2           (7.3)
Interest and other expense, net..............          1.1             .9
                                                    ------         ------

Income (loss) before income taxes............          3.1           (8.2)
Provision (benefit) for income taxes.........           .1           (1.2)
                                                    ------         ------
Net income (loss)............................          3.0%          (7.0)%
                                                    ======         ======


FIRST QUARTER OF 2004 COMPARED TO THE FIRST QUARTER 2003

Consolidated results of operations for the first quarter of 2004 reflect an increase in net sales from the first quarter of 2003 of $1,136,000 or 17.4% to $7,648,000. This increase was attributable to a $440,000 increase in net sales of electronic components and a $696,000 increase in sales of microwave micro-circuitry products from the Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI"). The increase was due to an improvement in orders received during the first quarter of 2004 and higher backlog going into the first quarter.

Orders of $8,689,000 were received during the first quarter of 2004, an increase of $556,000 or 6.8% compared to $8,133,000 in orders received during the first quarter of 2003. Orders received during the first quarter of 2004 exceeded sales during the first quarter of 2004 by approximately 13.6%. As a result, backlog increased by $961,000 or 7.8% to $13,356,000 at the end of the first quarter of 2004 compared to $12,395,000 at year-end 2003.

The Company believes that the recent economic downturn, resulting in reduced spending by wireless telecommunications service providers, has caused many wireless telecommunications companies to delay or forego purchases of the Company's products. However, the Company expects that its defense customers should continue to maintain their approximate current levels of orders during fiscal year 2004, although there are no assurances they will do so. The Company also anticipates increased levels of orders during fiscal year 2004 for its new Multi-Mix (R) Microtechnology products, for which the Company has made a significant capital investment and incurred substantial research and development costs. The Company expects that previous weaknesses in the telecommunications sector that FMI serves will improve in 2004 and the continued efforts to diversify FMI into wireless base stations and defense applications has begun to produce orders.

Cost of sales increased $240,000 or 5.9%, and as a percentage of net sales decreased 6.1 percentage points to 56.2% for the first quarter of 2004. Cost of sales decreased $188,000 for the first quarter of 2004 in the electronic components segment, resulting from increased utilization of the Company's West Caldwell, New Jersey and Costa Rica manufacturing production facilities, better product mix and the benefits of the cost containment and restructuring programs instituted during 2003. Cost of sales for the electronic components segment also reflects flat intersegment purchases from FMI of $87,000 for the first quarter of 2004. Cost of sales increased $429,000 for the first quarter of 2004 in the microwave micro-circuitry segment, resulting from the overall increase in segment sales for the first quarter 2004 of approximately 108.7% compared to the first quarter of the prior year.

Depreciation expense included in cost of sales for the first quarter of 2004 was $729,000, an increase of $37,000 compared to the first quarter of 2003. For the first quarter of 2004, approximately $493,000 of depreciation expense was associated with Multi-Mix (R) Microtechnology capital assets. The increase in depreciation expense was a result of higher capital equipment purchases in prior years related to the new Costa Rica manufacturing facility and the expansion of the West Caldwell, New Jersey manufacturing facility.

Gross profit for the first quarter of 2004 for the electronic components segment increased by $628,000 to $2,942,000 or 46.0% of segment net sales of $6,396,000 compared to gross profit of $2,313,000 or 38.8% of segment net sales of $5,956,000 in the first quarter of 2003. Gross profit for the first quarter of 2004 for the microwave micro-circuitry segment increased by $268,000 to $406,000 or 30.4% of segment net sales of $1,339,000, compared to $138,000 or 21.5% of segment net sales of $642,000 in the first quarter of 2003. FMI sales include intersegment sales of $87,000 and $86,000 in the first quarter of 2004 and 2003, respectively.

Selling, general and administrative expenses of $2,454,000 for the first quarter of 2004 increased by $125,000 or 5.4%, and when expressed as a percentage of net sales, decreased by 3.7% to 32.1%. The dollar increases were due to higher marketing and professional fee expenses.

Research and development expenses for new products were $572,000 for the first quarter of 2004, a decrease of $28,000 or 4.7% and when expressed as a percentage of net sales, a decrease of 1.7 percentage points to 7.5% compared to the first quarter of 2003. Except for $57,000 of expenses in the first quarter of 2004 at FMI, an increase of $19,000 from the first quarter of the prior year, substantially all of the research and development expenses were related to Multi-Mix (R) Microtechnology and Multi-Mix PICO (TM) products.

Consolidated operating income for the first quarter of 2004 was $322,000 compared to a consolidated operating loss of $477,000 in the first quarter of 2003.

Operating income for the electronic components segment was $210,000 for the first quarter of 2004 compared to an operating loss of $352,000 in the first quarter of 2003. Operating income for the microwave micro-circuitry segment was $112,000 for the first quarter of 2004 compared to an operating loss of $125,000 for the first quarter of 2003.

Interest and other expense, net was $81,000 for the first quarter of 2004 compared to interest and other expense, net of $59,000 for the first quarter of 2003. Interest expense for the first quarter of 2004 was principally incurred on borrowings under the revolving line of credit and term loans which the Company refinanced during the fourth quarter of 2003 at higher interest rates. Interest expense for the first quarter of 2003 was principally incurred on borrowings under the mortgage loan and the term loan taken out during fiscal year 2002.

An income tax provision of $10,000, principally state taxes, was recorded for the first quarter of 2004 with an effective tax rate of 4% compared to a tax benefit of $81,000 for the first quarter of 2003 with an effective tax rate of 15%. No Federal provision was recorded in 2004 because of the availability of net operating loss carryforwards. The 2003 tax benefit recorded represents deferred tax benefits associated with FMI's research and development expenses incurred in Canada. No U.S. tax benefits have been recorded in 2004 or 2003.

Net income for the first quarter of 2004 was $231,000 compared to a net loss of $455,000 for the first quarter of 2003. Net income per share for the first quarter of 2004 was $.07 compared to a net loss of $.15 per share for the first quarter of 2003.


LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $1,600,000 at the end of the first quarter of 2004 compared to approximately $450,000 at the end of 2003. The Company's working capital was approximately $7,300,000 and its current ratio was 2.5 to 1 at the end of the first quarter of 2004 compared to $7,300,000 and 2.7 to 1, respectively, at the end of 2003.

The Company's operating activities generated positive cash flows of $2,296,000 during the first quarter of 2004 compared to the utilization of $789,000 of cash flows during the first quarter of 2003. The primary sources of operating cash flows for the first quarter of 2004 were the quarterly net income of $231,000; depreciation and amortization of $820,000; the reduction of accounts receivable of $580,000; a decrease in other current assets; and an aggregate increase in accounts payable, accrued liabilities and customer deposits of $639,000, partly offset by increased inventory levels and the reduction of other liabilities.

The Company made net cash investments in property, plant and equipment of $277,000 during the first quarter of 2004 (and had unpaid invoices for such investments of $289,000 at April 3, 2004), compared to net cash investments made in property, plant and equipment of $566,000 (and had unpaid invoices for such investments of $118,000 at March 29, 2003) during the first quarter of 2003. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix (R) Microtechnology was $9,680,000 at the end of the first quarter 2004, a decrease of $384,000 compared to $10,064,000 at the end of fiscal year 2003.

On October 8, 2003, the Company completed the refinancing of its revolving credit and term loan obligations with a new credit facility provided by The CIT Group/Business Credit, Inc. ("CIT") that provides for a three-year secured revolving credit, term loan and letter of credit facility for $9,250,000. All obligations due to its prior bank were repaid from the proceeds of such refinancing. The new financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $750,000 until certain conditions are met, a $1,500,000 machinery and equipment term loan ("Term Loan A") and a $2,750,000 real estate term loan ("Term Loan B"). In connection with this new financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash with CIT. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At April 3, 2004, the Company had available borrowing capacity under its revolving line of credit of $4,100,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 4.50%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 5.0%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 5.0%). At April 3, 2004, the Company, under the terms of its agreement with CIT, elected to convert $1,200,000 of Term Loan A and $1,800,000 of Term Loan B to LIBOR interest rate loans. The weighted average and current interest rates on such LIBOR interest rate loans was 4.44%. The current LIBOR interest rate options expired on April 13, 2004 and were renewed for six months at 4.485%. The new LIBOR interest rate options will expire October 12, 2004. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at April 3, 2004.

Depreciation and amortization expenses exceeded capital expenditures for new projects and production equipment during the first quarter of 2004 by approximately $543,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2004. The Company intends to issue commitments to purchase $800,000 of capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during the last three quarters of 2004.

The functional currency for the Company's wholly-owned subsidiary FMI is the Canadian dollar. The change in accumulated other comprehensive income for the first quarters of 2004 and 2003 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods.

The Company entered into an agreement effective January 2001, with a customer to relinquish to this customer approximately half of the Company's 17,000 square-foot leased manufacturing facility in Costa Rica. Associated with the transaction, the Company entered into a new four-year lease agreement with a five-year renewal option with its Costa Rica landlord for the reduced space. In addition, the Company transferred certain employees to its customer, agreed to share certain personnel resources and common costs, and committed to provide certain management, administrative and other services to its customer. On March 31, 2003, the Company relinquished the balance of the space to its customer. The completion of these transactions resulted in a gain of $71,000 during the second quarter of 2003. In connection with the 2001 agreement, the Company received $450,000 from its customer. The Company reduced its facility occupancy expenses by approximately $22,000 in the first quarter of 2003.

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

On August 31, 2000, in connection with an amendment to Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the Company is required to forgive 20% of the amount due under this loan and the accrued interest thereon. During 2003, the Company forgave $56,000 of principal and $7,000 of accrued interest and paid a tax gross-up benefit of $8,300. The Company estimates that $56,000 of principal and $4,000 of accrued interest will be forgiven in fiscal year 2004.

During the first quarter of 2004 and 2003, the Company's General Counsel KMZ Rosenman was paid $86,000 and $39,000, respectively, for providing legal services to the Company. A director of the Company is counsel to KMZ Rosenman but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2004 and 2003 the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $16,000 and $29,000 to these companies during the first quarter of 2004 and 2003, respectively. A director of the Company is the chairman and chief executive officer of these companies.

During the first quarter of 2003, a director of the Company was paid $9,000 for providing financial-related consulting services to the Company. This agreement terminated in April 2003.

During each of the first quarters of 2004 and 2003, a director of the Company was paid $9,000 for providing technology-related consulting services to the Company.

During the first quarter of 2004 and 2003, DuPont Electronic Technologies, a stockholder, was paid $21,000 and $25,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. Beginning in fiscal year 2004, the Chair of the Audit Committee will receive an annual fee of $2,500 for his services in such capacity. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such grant is at the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant.

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

Infineon Technologies AG, the Adam Smith Investment Partners, L.P. and DuPont hold registration rights which currently give them the right to register an aggregate of 1,243,413 shares of Common Stock of the Company.


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


ITEM 3. CONTROLS AND PROCEDURES

As of April 3, 2004 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of and for the period covered by this report, in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

No change occurred in the Company's internal controls concerning financial reporting during the Company's first quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

10(aa) Consulting Agreement dated as of January 1, 1998, between Merrimac and Arthur A. Oliner is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending April 4, 1998.*

10(bb) Separation Agreement dated as of December 31, 1998, between Merrimac and Eugene W. Niemiec is hereby incorporated by reference to Exhibit 10(p) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

10(cc) Stockholder's Agreement dated as of October 30, 1998, between Merrimac and Charles F. Huber II is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending October 3, 1998.

10(dd) Shareholder's Agreement dated as of June 3, 1999, among Merrimac, William D. Witter, Inc. and William D. Witter is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 3, 1999.

10(ee) 2001 Key Employee Incentive Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63434) dated June 20, 2001.*

10(ff)       2001 Stock Option Plan is hereby incorporated by reference to
             Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63436) dated June 20, 2001.*

10(gg)       2001 Stock Purchase Plan is hereby incorporated by reference to
             Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63438) dated June 20, 2001.*

10(hh) 2001 Amended and Restated Stock Option Plan is hereby incorporated by reference to Exhibit 4(i) to Merrimac's Quarterly Report on Form 10-QSB for the period ending June 30, 2001.*

10(ii) Third Amended and Restated Credit Agreement, dated December 23, 2002, between Merrimac and Fleet National Bank, which amends the Credit and Security Agreement, dated October 7, 1997 is hereby incorporated by reference to Exhibit 10(mm) to Merrimac's Annual Report on Form 10-KSB for the year ending December 28, 2002.

10(jj) Revolving Loan Modification Agreement, dated April 17, 2003, between Merrimac and Fleet National Bank, which amends the Third Amended and Restated Credit Agreement, dated December 23, 2002 is hereby incorporated by reference to Exhibit 10(nn) to Merrimac's Annual Report on Form 10-KSB for the year ending December 28, 2002.

10(kk) Term Loan and Security Agreement, dated December 23, 2002, between Merrimac and Fleet National Bank is hereby incorporated by reference to Exhibit 10(oo) to Merrimac's Annual Report on Form 10-KSB for the year ending December 28, 2002.

10(ll) Term Loan Modification Agreement, dated April 17, 2003, between Merrimac and Fleet National Bank, which amends the Term Loan and Security Agreement, dated December 23, 2002 is hereby incorporated by reference to Exhibit 10(pp) to Merrimac's Annual Report on Form 10-KSB for the year ending December 28, 2002.

10(mm) Term Loan and Security Agreement, dated March 26, 2002, between Merrimac and Fleet National Bank is hereby incorporated by reference to Exhibit 10(qq) to Merrimac's Annual Report on Form 10-KSB for the year ending December 28, 2002.

10(nn) Term Loan Modification Agreement, dated April 17, 2003, which amends the Term Loan and Security Agreement, dated March 26, 2002 is hereby incorporated by reference to Exhibit 10(rr) to Merrimac's Annual Report on Form 10-KSB for the year ending December 28, 2002.

10(oo) Financing Agreement, dated October 8, 2003, between Merrimac and The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(rr) to Merrimac's Form 10-QSB for the period ending September 27, 2003.

10(pp) Trademark and Patent Security Agreement, dated October 8, 2003, between Merrimac and The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(ss) to Merrimac's Form 10-QSB for the period ending September 27, 2003.

10(qq) Mortgage and Security Agreement, dated October 8, 2003, by Merrimac in favor of The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(tt) to Merrimac's Form 10-QSB for the period ending September 27, 2003.

10(rr)* Merrimac Severance Plan, as adopted September 17, 2003. is hereby incorporated by reference to Exhibit 10(uu) to Merrimac's Form 10-QSB for the period ending September 27, 2003.

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

(b)   Reports on Form 8-K


      o The Company filed a Form 8-K on April 1, 2004, in connection with a press release dated April 1, 2004 announcing its financial results for the fourth quarter and fiscal year ended January 3, 2004.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERRIMAC INDUSTRIES, INC.




Date: May 17, 2004                        By: /s/ Mason N. Carter
                                              -------------------
                                              Mason N. Carter
                                              Chairman, President and
                                              Chief Executive Officer



Date: May 17, 2004                        By: /s/ Robert V. Condon
                                              --------------------
                                              Robert V. Condon
                                              Vice President, Finance and
                                              Chief Financial Officer