Form 10QSB
period 2004-07-03
MERRIMAC INDUSTRIES INC
filed 2004-08-17
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended July 3, 2004

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
                                                              ---      ---

As of August 13, 2004, there were 3,130,944 shares of Common Stock, par value
$0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes       No  X
                                                                  ---      ---

                            MERRIMAC INDUSTRIES, INC.
                               41 Fairfield Place
                             West Caldwell, NJ 07006

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Operations and Comprehensive Income
          (Loss) for the Three Months and Six Months Ended July 3, 2004
          and June 28, 2003.................................................. 1

          Consolidated Balance Sheets as of July 3, 2004
          and January 3, 2004................................................ 2

          Consolidated Statement of Stockholders' Equity as of
          July 3, 2004....................................................... 3

          Consolidated Statements of Cash Flows for the Six
          Months Ended July 3, 2004 and June 28, 2003........................ 4

          Notes to Consolidated Financial Statements......................... 5

Item 2.   Management's Discussion and Analysis or
          Plan of Operation ................................................. 11

Item 3.   Controls and Procedures ........................................... 17

PART II.  OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                        Three Months Ended             Six Months Ended
                                                      -----------------------        --------------------
                                                        July 3,     June 28,          July 3,     June 28,
                                                         2004         2003             2004         2003
                                                      ----------   ----------       ----------   ----------

OPERATIONS
Net sales ...................................         $7,896,044   $6,612,597      $15,543,872   $13,124,241
                                                      ----------   ----------      -----------   -----------
Costs and expenses:
  Cost of sales .............................          4,587,619    4,058,517        8,887,550     8,118,220
  Selling, general and administrative .......          2,453,115    2,584,877        4,907,534     4,914,271
  Research and development ..................            396,038      424,254          967,623     1,023,985
  Restructuring charge.......................                  -       74,180                -        74,180
                                                      ----------   ----------       ----------    ----------
                                                       7,436,772    7,141,828       14,762,707    14,130,656
                                                      ----------   ----------       ----------    ----------

Operating income (loss)......................            459,272     (529,231)         781,165    (1,006,415)
Interest and other expense, net .............            (70,286)     (53,375)        (151,248)     (112,576)
Gain on disposition of assets................                  -       70,951                -        70,951
                                                      ----------   ----------       ----------    ----------
Income (loss) before income taxes............            388,986     (511,655)         629,917    (1,048,040)
Provision (benefit) for income taxes ........            (55,000)     (36,685)         (45,000)     (117,685)
                                                      ----------   ----------       ----------    ----------
Net income (loss)............................         $  443,986   $ (474,970)      $  674,917    $ (930,355)
                                                      ==========   ==========       ==========    ==========

Net income (loss) per common share-basic.....         $      .14   $     (.15)      $      .22    $     (.30)
                                                      ==========   ==========       ==========    ==========
Net income (loss) per common share-diluted...         $      .14   $     (.15)      $      .21    $     (.30)
                                                      ==========   ==========       ==========    ==========

Weighted average number of shares outstanding:
  Basic .....................................          3,123,512    3,120,591        3,122,202     3,120,343
                                                      ==========   ==========       ==========    ==========
  Diluted....................................          3,163,861    3,120,591        3,146,416     3,120,343
                                                      ==========   ==========       ==========    ==========
COMPREHENSIVE INCOME (LOSS)

Net income (loss)............................         $  443,986   $ (474,970)      $  674,917    $ (930,355)
Comprehensive income (loss):
  Foreign currency translation adjustment....            (34,556)     426,692         (143,307)      742,128
                                                      ----------   ----------       ----------    ----------
Comprehensive income (loss)..................         $  409,430   $  (48,278)      $  531,610    $ (188,227)
                                                      ==========   ==========       ==========    ==========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 July 3,        January 3,
                                                                  2004             2004
                                                                  ----             ----
                                                               (UNAUDITED)      (AUDITED)
ASSETS

Current assets:
  Cash and cash equivalents...............................     $ 1,838,885     $   452,633
  Accounts receivable, net................................       5,866,283       6,299,258
  Income tax refunds receivable...........................         127,718         135,520
  Inventories, net........................................       3,005,042       3,187,946
  Other current assets....................................         504,960         482,633
  Deferred tax assets.....................................         783,000         611,000
                                                               -----------     -----------
    Total current assets..................................      12,125,888      11,168,990
                                                               -----------     -----------

Property, plant and equipment.............................      37,639,383      37,203,977
  Less accumulated depreciation and amortization..........      21,454,330      19,982,378
                                                               -----------     -----------
Property, plant and equipment, net........................      16,185,053      17,221,599
Restricted cash...........................................       1,500,000       1,500,000
Other assets..............................................         816,844         854,487
Deferred tax assets.......................................         138,000         221,000
Goodwill..................................................       3,028,077       3,122,563
                                                               -----------     -----------
    Total Assets..........................................     $33,793,862     $34,088,639
                                                               ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.......................     $   868,381     $   954,405
  Accounts payable........................................       1,409,646       1,239,925
  Accrued liabilities.....................................       1,951,936       1,711,875
  Customer deposits.......................................         167,761         389,211
                                                                -----------    -----------
    Total current liabilities.............................       4,397,724       4,295,416
Long-term debt, net of current portion....................       3,225,522       4,208,106
Deferred compensation.....................................          71,214          88,362
Deferred liabilities......................................          40,994          48,014
Deferred tax liabilities..................................         630,000         611,000
                                                               -----------     -----------
    Total liabilities.....................................       8,365,454       9,250,898
                                                               -----------     -----------

Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01 per share:
    Authorized: 1,000,000 shares
    No shares issued......................................               -               -
  Common stock, par value $.01 per share:
    Authorized: 20,000,000 shares
    Issued: 3,213,044 and 3,202,991 shares................          32,130          32,030
  Additional paid-in capital..............................      18,745,871      18,686,914
  Retained earnings.......................................       7,156,422       6,481,505
  Accumulated other comprehensive income..................         579,851         723,158
                                                               -----------     -----------
                                                                26,514,274      25,923,607
  Less 82,100 shares of treasury stock, at cost ..........        (573,866)       (573,866)
  Less loan to officer-stockholder........................        (512,000)       (512,000)
                                                               -----------     -----------
    Total stockholders' equity............................      25,428,408      24,837,741
                                                               -----------     -----------
    Total Liabilities and Stockholders' Equity............     $33,793,862     $34,088,639
                                                               ===========     ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          SIX MONTHS ENDED JULY 3, 2004
                                   (UNAUDITED)

                                                                                   Accumulated
                                                         Additional                   Other
                                    Common Stock          Paid-in       Retained  Comprehensive     Treasury      Stock
                                 Shares       Amount     Capital(A)     Earnings   Income(Loss)      Shares       Amount

                              -------------------------------------------------------------------------------------------

Balance, January 3, 2004....    3,202,991    $32,030    $18,686,914    $6,481,505    $723,158        82,100     $(573,866)
Net income..................                                              674,917
Stock Purchase Plan sales...          953          9          5,098
Exercise of options.........        9,100         91         53,859
Foreign currency translation                                                         (143,307)
                              -------------------------------------------------------------------------------------------
Balance, July 3, 2004.......    3,213,044    $32,130    $18,745,871    $7,156,422    $579,851        82,100     $(573,866)
                              ===========================================================================================

                                  Loan to
                                 Officer-
                                Stockholder         Total
                              -------------------------------

Balance, January 3, 2004....     $(512,000)       $24,837,741
Net income..................                          674,917
Stock Purchase Plan sales...                            5,107
Exercise of options.........                           53,950
Foreign currency translation                         (143,307)
                              -------------------------------
Balance, July 3, 2004.......     $(512,000)       $25,428,408
                              ===============================

(A)  Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                   ------------------
                                                                               July 3,            June 28,
                                                                                2004                2003
                                                                                ----                ----

Cash flows from operating activities:
  Net income (loss) ....................................................   $    674,917         $  (930,355)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization ......................................      1,646,794           1,609,251
    Amortization of deferred financing costs............................         24,962              72,842
    Amortization of deferred income ....................................              -             (21,822)
    Gain on disposition of assets.......................................              -             (70,951)
    Deferred and other compensation ....................................          4,923               3,801
    Deferred tax benefit................................................        (75,000)           (146,000)

    Changes in operating assets and liabilities:
     Accounts receivable ...............................................        412,330          (1,557,361)
     Income tax refunds receivable .....................................          5,459             259,422
     Inventories .......................................................        178,722             154,807
     Other current assets ..............................................        (23,942)           (225,702)
     Other assets ......................................................         12,681              99,582
     Accounts payable ..................................................        176,570             (89,380)
     Accrued liabilities ...............................................        244,410             (77,253)
     Customer deposits..................................................       (221,450)            167,325
     Income taxes payable ..............................................                            (16,469)
     Deferred compensation .............................................        (22,071)            (20,460)
     Other liabilities .................................................         (7,020)             67,107
                                                                           ------------        ------------
Net cash provided by (used in) operating activities ....................      3,032,285            (721,616)
                                                                           ------------        ------------
Cash flows from investing activities:
  Purchase of capital assets ...........................................       (642,566)           (802,114)
  Proceeds from termination of lease....................................              -              19,235
                                                                           ------------        ------------
Net cash used in investing activities ..................................       (642,566)           (782,879)
                                                                           ------------        ------------
Cash flows from financing activities:
  Repayment of borrowings ..............................................     (1,053,667)           (362,302)
  Proceeds from the exercise of stock options...........................         53,950               6,743
  Proceeds from Stock Purchase Plan sales...............................          5,107                   -
                                                                           ------------        ------------
Net cash used in financing activities ..................................       (994,610)           (355,559)
                                                                           ------------        ------------
Effect of exchange rate changes ........................................         (8,857)            140,366
                                                                           ------------        ------------
Net increase (decrease) in cash and cash equivalents ...................      1,386,252          (1,719,688)
Cash and cash equivalents at beginning of year .........................        452,633           3,610,798
                                                                           ------------        ------------
Cash and cash equivalents at end of period .............................   $  1,838,885        $  1,891,110
                                                                           ============        ============
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Income taxes .......................................................   $     46,685        $     52,815
                                                                           ============        ============
    Interest on credit facilities.......................................   $    143,492        $    134,454
                                                                           ============        ============
 Non-cash activities-
    Unpaid purchases of capital assets .................................   $    223,000        $    127,000
                                                                           ============        ============

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by generally accepted accounting principles for a full fiscal year. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of
July 3, 2004 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the
Company's Annual Report on Form 10-KSB for the year ended January 3, 2004.

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

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in stockholders' equity during a period except those resulting from investments by or distributions to stockholders. The Company has determined that the only adjustment to net income
(loss) to determine comprehensive income (loss) impacting the Company is cumulative translation adjustments.

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
123 for the three-month and six-month periods ended July 3, 2004 and June 28,
2003:

                                                                    Three Months Ended              Six Months Ended
                                                               --------------------------      --------------------------
                                                                  July 3,        June 28,         July 3,      June 28,
                                                                   2004            2003            2004         2003
                                                               ------------    -----------     ------------  -----------

   Net income (loss) - as reported ........................    $   443,986    $  (474,970)     $   674,917    $  (930,355)
     Plus: stock-based compensation
        expense included in reported net income (loss) ....              -              -                -              -
     Less: Stock-based compensation expense
        determined using the fair value method ............        (36,000)       (76,000)         (88,000)      (150,000)
                                                               -----------    -----------      -----------    -----------
     Net income (loss) - pro forma ........................    $   407,986    $  (550,970)     $   586,917    $(1,080,355)
                                                               ===========    ===========      ===========    ===========
     Basic net income (loss) per share:
      As reported .........................................    $       .14    $      (.15)     $       .22    $      (.30)
      Pro forma ...........................................    $       .13    $      (.18)     $       .19    $      (.35)
     Diluted net income (loss) per share:
      As reported .........................................    $       .14    $      (.15)     $       .21    $      (.30)
      Pro forma ...........................................    $       .13    $      (.18)     $       .19    $      (.35)

The SFAS No. 123 method of accounting has been applied to options granted in periods after December 31, 1994 and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

The fair value of each of the options and purchase plan subscription rights granted in 2004 and 2003 was estimated on the date of grant using the
Black-Scholes option valuation model.

The following weighted average assumptions were utilized:

                                                        2004          2003
                                                        ----          ----
Expected option life (years).......................      2.7           2.6
Expected volatility................................    50.00%        45.00%
Risk-free interest rate............................     1.50%         3.50%
Expected dividend yield............................     0.00%         0.00%

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

6. GOODWILL

The changes in the carrying amount of goodwill for the six-month periods ended
July 3, 2004 and June 28, 2003 are as follows:
                                                       2004           2003
                                                       ----           ----
Balance, beginning of year.....................    $3,122,563      $2,491,146
Foreign currency adjustment....................       (94,486)        476,093
                                                   ----------      ----------
Balance, end of period.........................    $3,028,077      $2,967,239
                                                   ==========      ==========

7. INVENTORIES

Inventories consist of the following:

                                                      July 3,        January 3,
                                                       2004             2004
                                                       ----             ----
Finished goods.................................    $  136,421      $  121,613
Work in process................................     1,443,994       1,806,000
Raw materials and purchased parts..............     1,424,627       1,260,333
                                                   ----------      ----------
Total..........................................    $3,005,042      $3,187,946
                                                   ==========      ==========

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,996,000 at July 3, 2004 and $1,787,000 at January 3, 2004.

8. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at July 3, 2004 and January 3, 2004:

                                                                                July 3,       January 3,
                                                                                 2004            2004
                                                                               -----------   -----------

The CIT Group/Business Credit, Inc. (A):
   Revolving line of credit, interest 1/2% above prime .....................        -        $  498,416
   Term loan A, due October 8, 2008, variable interest above LIBOR or prime.  $1,225,000      1,425,000
   Term loan B, due October 8, 2010, variable interest above LIBOR or prime.   2,455,358      2,651,786

The Bank of Nova Scotia (B):
 Capital leases, interest 6.7%, due October 2004 ...........................      20,473         43,339
 Capital leases, interest 8.7%, due June 2005 ..............................     142,146        180,841
 Capital leases, interest 7.3%, due April 2006 .............................     135,272        161,287
 Capital leases, interest 7.9%, due June 2006 ..............................     115,654        136,628
First Insurance Funding Corp.-
 Note payable, insurance premiums, interest 6.75% due April 1, 2004.........        -            65,214
                                                                              ----------     ----------
                                                                               4,093,903      5,162,511
Less current portion .......................................................     868,381        954,405
                                                                              ----------     ----------
Long-term portion ..........................................................  $3,225,522     $4,208,106
                                                                              ==========     ==========

(A) On October 8, 2003, the Company completed the refinancing of its revolving credit and term loan obligations with a new credit facility provided by The CIT
Group/Business Credit, Inc. ("CIT") that provides for a three-year secured revolving credit, term loan and letter of credit facility for $9,250,000. All obligations due to its prior bank were repaid from the proceeds of such refinancing. The new financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met, a $1,500,000 machinery and equipment term loan ("Term Loan
A") and a $2,750,000 real estate term loan ("Term Loan B"). In connection with this new financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash with CIT. The revolving line of credit is subject to an availability limit under a borrowing base calculation
(85% of eligible accounts receivable as defined in the financing agreement plus
100% of the $1,500,000 restricted cash). At July 3, 2004, the Company had available borrowing capacity under its revolving line of credit of $4,200,000.
The revolving line of credit bears interest at the prime rate plus 1/2 percent
(currently 5.0%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 5.50%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 5.50%). At July 3, 2004, the Company, under the terms of its agreement with CIT, elected to convert $1,000,000 of Term Loan A and
$2,000,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current interest rates on such LIBOR interest rate loans was
4.485%. The previous LIBOR interest rate options, at an interest rate of 4.44%, expired on April 13, 2004. The current LIBOR interest rate options will expire
October 12, 2004. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa
Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at July 3, 2004.

(B) Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $565,000 at July 3, 2004 and $590,000 at
January 3, 2004.

9. INCOME TAXES

The Company's effective tax rate for the quarter and six months ended July 3,
2004 reflects U.S. Federal Alternative Minimum Tax and State income taxes that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards. A benefit was recorded in the amount of $75,000 based on available Canadian tax credits due to the increased profitability of
Filtran Microcircuits Inc.

                                    MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance (or write-down) is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 domestic net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at
December 28, 2002. This assessment continued unchanged in fiscal years 2003 and
2004. The Company has reclassified the domestic valuation allowance on its deferred tax assets as of January 3, 2004 to conform to the current presentation.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change.

10. BUSINESS SEGMENT DATA

The Company's operations are conducted primarily through two business segments:
(1) electronic components and (2) microwave micro-circuitry. These segments, and the principal operations of each, are as follows:

Electronic components: Design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 80% are located in the United States and 20% are located in
Costa Rica. Included in such segment are the Multi-Mix(R) Microtechnology net assets.

Microwave micro-circuitry: Design, manufacture and sale of microstrip, bonded stripline and thick metal-backed Teflon (R) (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. All of the identifiable assets are located in Canada.

Information about the Company's operations in different industries follows.
Operating income is net sales less operating expenses. Operating expenses exclude interest expense, other income and income taxes. Corporate assets consist principally of cash and corporate expenses are immaterial. Intersegment sales and the resulting intersegment assets are principally due to intercompany sales from the microwave micro-circuitry segment to the electronic components segment.

                                                              Three Months Ended               Six Months Ended
                                                         ---------------------------     ---------------------------
                                                           July 3,          June 28,      July 3,          June 28,
                                                            2004              2003         2004              2003
                                                         ---------         ---------     ---------        ---------
                                                          (In thousands of dollars)      (In thousands of dollars)

Industry segments:
    Sales to unaffiliated customers:
             Electronic components                       $   6,384         $   5,837     $  12,780         $  11,793
             Microwave micro-circuitry                       1,522               879         2,861             1,520
             Intersegment sales                                (10)             (103)          (97)             (189)
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $   7,896         $   6,613     $  15,544         $  13,124
                                                         =========         =========     =========         =========
    Income (loss) before income taxes:
      Operating income (loss):
             Electronic components                       $     288         $    (511)    $     498         $    (863)
             Microwave micro-circuitry                         171               (18)          283              (143)
      Interest and other expense, net                          (70)              (54)         (151)             (113)
      Gain on disposition of assets                              -                71             -                71
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $     389         $    (512)    $     630         $  (1,048)
                                                         =========         =========     =========         =========
      Depreciation and amortization:
             Electronic components                       $     769         $     755     $   1,528         $   1,497
             Microwave micro-circuitry                          58                57           119               112
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $     827         $     812     $   1,647         $   1,609
                                                         =========         =========     =========         =========
      Capital expenditures:
             Electronic components                       $     361         $     331     $     578         $     759
             Microwave micro-circuitry                           5                 1            65                43
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $     366         $     332     $     643         $     802
                                                         =========         =========     =========         =========

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     July 3,          June 28,
                                                      2004              2003
                                                   ---------         ---------
Identifiable assets:
    Electronic components                          $  26,061         $  28,518
    Microwave micro-circuitry                          5,913             5,696
    Corporate                                          1,839             1,891
    Intersegment                                         (19)              (99)
                                                   ---------         ---------
    Consolidated                                   $  33,794         $  36,006
                                                   =========         =========

11. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period.

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

The following table summarizes the calculation of basic and diluted net income
(loss) per share:

                                                                   Three Months Ended                   Six Months Ended
                                                             ----------------------------        ----------------------------
                                                                 July 3,        June 28,             July 3,      June 28,
                                                                  2004            2003                2004          2003
                                                             ----------------------------        ----------------------------

Numerator-
Net income (loss) available to common stockholders ........  $     443,986    $  (474,970)       $     674,917    $  (930,355)
                                                             =============    ===========        =============    ===========
Basic net income(loss) per share
--------------------------------
Weighted average number of shares outstanding for
basic net income (loss) per share-
Common stock ..............................................      3,123,512      3,120,591            3,122,202      3,120,343
                                                             =============    ===========        =============    ===========
Net income (loss) per common share - basic ................  $         .14    $      (.15)       $         .22    $      (.30)
                                                             =============    ===========        =============    ===========
Diluted net income (loss) per share
-----------------------------------
Weighted average number of shares outstanding for
diluted net income (loss) per share:
Common stock ..............................................      3,123,512      3,120,591            3,122,202      3,120,343
Effect of dilutive securities - stock options (1) .........         40,349           -                  24,214              -
                                                             -------------    -----------        -------------    -----------
Weighted average number of shares outstanding for
diluted net income (loss) per share .......................      3,163,861      3,120,591            3,146,416      3,120,343
                                                             =============    ===========        =============    ===========

Net income (loss) per common share - diluted ..............  $         .14    $      (.15)       $         .21    $      (.30)
                                                             =============    ===========        =============    ===========

(1)   Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

      Diluted earnings per share excludes 392,000 and 456,000 shares underlying stock options for the three months ended July 3, 2004 and June 28, 2003, respectively, and 408,000 and 456,000 shares underlying stock options for the six months ended July 3, 2004 and June 28, 2003, respectively, as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on earnings per share. For the quarter and six months ended June 28, 2003, 429,775 common stock warrants outstanding were excluded from the calculation of dilutive securities because the warrant exercise price of $17.80 was greater than the average market value of the common shares.

12. RELATED PARTY TRANSACTIONS

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
This loan was further

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the second quarter and first six months of 2004, the Company's outside general counsel KMZ Rosenman was paid $65,000 and $152,000, respectively, for providing legal services to the Company. During the second quarter and first six months of 2003, KMZ Rosenman was paid $118,000 and $157,000, respectively. A director of the Company is counsel to KMZ Rosenman but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2004 and 2003 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $1,000 and $17,000 to these companies during the second quarter and first six months of 2004, respectively. The
Company paid an aggregate of $29,000 to these companies during the first six months of 2003. A director of the Company is the chairman and chief executive officer of these companies.

During the second quarter and first six months of 2003, a director of the
Company was paid $3,000 and $12,000, respectively, for providing financial-related consulting services to the Company. This agreement terminated in April 2003.

During the second quarter and first six months of 2004, a director of the
Company was paid $9,000 and $18,000, respectively, for providing technology-related consulting services to the Company. For the second quarter and first six months of 2003, such director was paid $9,000 and $18,000, respectively.

During the second quarter and first six months of 2004, DuPont Electronic
Technologies (DuPont"), a stockholder, was paid $36,000 and $57,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company. During the second quarter and first six months of 2003, DuPont was paid $25,000 and $50,000, respectively.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. Beginning in fiscal year 2004, the
Chair of the Audit Committee receives an annual fee of $2,500 for his services in such capacity. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such grant is at the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. On June 17, 2004, non-qualified stock options to purchase an aggregate of 20,000 shares were issued to eight directors at an exercise price of $9.01 per share.

Infineon Technologies AG ("Infineon") and DuPont hold registration rights which currently give them the right to register an aggregate of 1,003,413 shares of
Common Stock of the Company. Infineon has informed the Company of the exercise of such rights as to 475,000 shares and, accordingly, the Company intends to commence the registration process of such shares.

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

Evaluation of Multi-Mix(R) Assets Under SFAS No. 144

Following is a summary of the carrying amounts of the Multi-Mix (R)
Microtechnology net assets included in the Company's consolidated financial statements at July 3, 2004 and the related future planned purchases and lease obligation commitments through January 2006.

Net assets:
Property, plant and equipment, at cost.............................. $13,968,000
Less accumulated depreciation and amortization......................   4,905,000
                                                                     -----------
Property, plant and equipment, net..................................   9,063,000
Inventories.........................................................     237,000
Other assets, net...................................................     312,000
                                                                     -----------
Total net assets at July 3, 2004.................................... $ 9,612,000
                                                                     -----------
Commitments:
Planned equipment purchases for the remainder of 2004............... $   250,000
Lease obligations through January 2006..............................     475,000
                                                                     -----------
Total commitments................................................... $   725,000
                                                                     -----------
Total net assets and commitments.................................... $10,337,000
                                                                     ===========

The Company anticipates receiving additional orders during the remainder of 2004 and 2005 for its Multi-Mix (R) Microtechnology products, for which substantial research and development costs have also been incurred. Due to economic and market conditions in the wireless industry over the past several years, the telecommunications system service providers substantially reduced their capital equipment purchases from our customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix (R) Microtechnology product purchases that had been anticipated from certain specific customers or programs, in connection with the recent slightly improved conditions in the industry, the
Company has recently implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued
extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the Company. In accordance with the Company's evaluation of
Multi-Mix(R) under SFAS No. 144, the Company has determined no provision for impairment is required at this time.

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

Inventory Valuation

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,996,000 at July 3,
2004 and $1,787,000 at January 3, 2004.

Valuation of Goodwill

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

Valuation of Deferred Tax Assets

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance (or write-down) is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued unchanged in fiscal years 2003 and 2004.

                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                                   (UNAUDITED)

The following table reflects the percentage relationships of items from the
Consolidated Statements of Operations as a percentage of net sales.

                                                         Percentage of Net Sales             Percentage of Net Sales
                                                         -----------------------             -----------------------
                                                            Three Months Ended                   Six Months Ended
                                                         -----------------------             -----------------------
                                                         July 3,          June 28,           July 3,          June 28,
                                                          2004             2003               2004              2003
                                                         ------           ------             ------           -------

Net sales....................................            100.0%           100.0%              100.0%           100.0%
                                                         ------           ------              ------          ------
Costs and expenses:
  Cost of sales..............................             58.1             61.4                57.2             61.9
  Selling, general and administrative........             31.1             39.1                31.5             37.4
  Research and development...................              5.0              6.4                 6.2              7.8
  Restructuring charges......................                -              1.1                   -               .6
                                                        ------           ------              ------           ------
                                                          94.2            108.0                94.9            107.7
                                                        ------           ------              ------           ------
Operating income (loss)......................              5.8             (8.0)                5.1             (7.7)
Interest and other expense, net..............              (.9)             (.8)               (1.0)             (.8)
Gain on disposition of assets................                -              1.1                   -               .5
                                                        ------           ------              ------           ------
Income (loss) before income taxes............              4.9             (7.7)                4.1             (8.0)
Provision (benefit) for income taxes.........              (.7)             (.5)                (.3)             (.9)
                                                        ------           ------              ------           ------
Net income (loss)............................              5.6%            (7.2)%               4.4%            (7.1)%
                                                        ======           ======              ======           ======

SECOND QUARTER AND THE FIRST SIX MONTHS OF 2004 COMPARED TO THE SECOND QUARTER
AND FIRST SIX MONTHS OF 2003

Consolidated results of operations for the second quarter of 2004 reflect an increase in net sales from the second quarter of 2003 of $1,283,000 (or 19.4%)
to $7,896,000. This increase was attributable to a $547,000 increase in net sales of electronic components and a $643,000 increase in sales of microwave micro-circuitry products from the Company's wholly-owned subsidiary Filtran
Microcircuits Inc. ("FMI"). Consolidated results of operations for the first six months of 2004 reflect an increase in net sales compared to the first six months of 2003 of $2,420,000 (or 18.4%) to $15,544,000. For the first six months of
2004, net sales for the electronic components segment increased $987,000. The increase in net sales for the electronic components segment for the second quarter and first six months of 2004 is attributable to improved orders in 2004 and a higher backlog at the beginning of 2004 as compared to the beginning of
2003; the higher backlog reflected new orders from existing customers in the
Company's defense business. Sales of microwave micro-circuitry products from FMI increased $1,341,000 for the first six months of 2004. The increase in sales of the microwave micro-circuitry segment for the second quarter and first six months of 2004 was due to new orders from both existing and new customers due to the continued efforts to diversify FMI into wireless base stations, automotive and defense applications. FMI anticipates much of this new order volume to renew in future periods.

Orders of $6,913,000 were received during the second quarter of 2004, a decrease of $182,000 or 2.6% compared to $7,095,000 in orders received during the second quarter of 2003. Orders of $15,522,000 were received for the first six months of
2004, an increase of $293,000 or 1.9% compared to $15,229,000 in orders received for the first six months of 2003. Backlog decreased by $22,000 to $12,373,000 at the end of second quarter 2004 compared to $12,395,000 at year-end 2003.

The Company believes that the recent economic downturn, resulting in reduced spending by wireless telecommunications service providers, has caused many wireless telecommunications companies to delay or forego purchases of the
Company's products. However, the Company expects that its defense customers should continue to maintain their approximate current levels of orders during fiscal year 2004, although there are no assurances they will do so. The Company also anticipates increased levels of orders during fiscal year 2004 for its new
Multi-Mix (R) Microtechnology products, for which the Company has made a significant capital investment and incurred substantial research and development costs. The Company expects that previous weaknesses in the telecommunications sector that FMI serves will improve in 2004 and the continued efforts to diversify FMI into wireless base stations, automotive and defense applications has produced additional orders.

Consolidated gross profit for the second quarter of 2004 increased by $754,000 to $3,308,000 or 41.9% of consolidated sales of $7,896,000 compared to gross profit of $2,554,000 or 38.6% of consolidated sales of $6,613,000 in the second quarter of 2003. Consolidated gross profit for the first six months of 2004 increased by $1,650,000 to $6,656,000 or 42.8% of consolidated sales of
$15,544,000 compared to gross profit of $5,006,000 or 38.1 % of consolidated sales of $13,124,000 for the first six months of 2003. Gross profit for the second quarter of 2004 for the electronic components segment increased by
$507,000 to $2,811,000 or 44.0% of segment net sales of $6,384,000 compared to gross profit of $2,304,000 or 39.5% of segment net sales of $5,837,000 in the second quarter of 2003. Gross profit for the first six months of 2004 for the electronic components segment increased by $1,135,000 to $5,753,000 or 45.0% of segment net sales of $12,780,000 compared to gross profit of $4,617,000 or 39.2%
of segment net sales of $11,793,000 for the first six months of 2003. The increases in gross profit for the second quarter and first six months of 2004 for the electronic components segment were due to the overall increase in segment sales along with savings resulting from the increased utilization of the
Company's West Caldwell, New Jersey and Costa Rica manufacturing production facilities, better product mix and the benefits of the cost containment and restructuring programs instituted during 2003. Cost of sales for the electronic components segment also reflects a reduction of intersegment purchases from FMI of $93,000 and $92,000 for the second quarter and first six months of 2004, respectively. Gross profit for the second quarter of 2004 for the microwave micro-circuitry segment increased by $247,000 to $497,000 or 32.7% of segment net sales of $1,522,000, compared to $250,000 or 28.5% of segment net sales of
$879,000 in the second quarter of 2003. FMI sales include intersegment sales of
$10,000 and $103,000 in the second quarter of 2004 and 2003, respectively. Gross profit for the first six months of 2004 for the microwave micro-circuitry segment increased by $515,000 to $904,000 or 31.6% of segment net sales of
$2,861,000, compared to $389,000 or 25.6% of segment net sales of $1,520,000 in the first six months of 2003. FMI sales include intersegment sales of $97,000 and $189,000 in the first six months of 2004 and 2003, respectively. The improved gross margin percents for FMI for the second quarter and first six months of 2004 are due to the higher sales level and improved absorption of fixed costs.

Selling, general and administrative expenses of $2,453,000 for the second quarter of 2004 decreased by $132,000 or 5.1%, and when expressed as a percentage of net sales, decreased by 8.0 percentage points to 31.1%. 2003 selling, general and administrative expenses included expenses associated with bank modification agreements entered into during the second quarter and additional professional fees that were incurred totaling approximately $300,000.
This decrease was offset by higher commissions from the higher quarterly sales level and certain higher administrative expenses. Selling, general and administrative expenses of $4,908,000 for the first six months of 2004 decreased by $6,000 or 0.1%, and when expressed as a percentage of net sales, decreased by
5.9 percentage points to 31.5% compared to the first six months of 2003. The
2003 expenses described above were offset by higher commissions from the higher sales level, higher marketing costs and certain higher administrative expenses.

Research and development expenses for new products were $396,000 for the second quarter of 2004, a decrease of $28,000 or 6.7% and when expressed as a percentage of net sales, a decrease of 1.4 percentage points to 5.0% compared to the second quarter of 2003. Except for $61,000 of expenses in the second quarter of 2004 at FMI, an increase of $17,000 from the second quarter of the prior year, substantially all of the research and development expenses were related to
Multi-Mix (R) Microtechnology and Multi-Mix PICO (TM) products. Research and development expenses for new products were $968,000 for the first six months of
2004, a decrease of $56,000 or 5.5% and when expressed as a percentage of net sales, a decrease of 1.6 percentage points to 6.2% compared to the first six months of 2003. Except for $118,000 of expenses at FMI (an increase of $36,000 from the first six months of 2003) substantially all of the research and development expenses were related to Multi-Mix (R) Microtechnology and Multi-Mix
(R) PICO products.

During the second quarter of 2003 the Company reduced its head count by 11 persons, principally involved in production, manufacturing support, sales and administration. The Company recorded a personnel restructuring charge of
$74,000, consisting of severance and certain other personnel costs during the second quarter of 2003.

Consolidated operating income for the second quarter of 2004 was $459,000 compared to a consolidated operating loss of $529,000 in the second quarter of
2003. Consolidated operating income for the first six months of 2004 was
$781,000 compared to a consolidated operating loss of $1,006,000 for the first six months of 2003.

Operating income for the electronic components segment was $288,000 for the second quarter of 2004 compared to an operating loss of $511,000 in the second quarter of 2003. Operating income for the microwave micro-circuitry segment was
$171,000 for the second quarter of 2004 compared to an operating loss of $18,000 for the second quarter of 2003. For the first six months of 2004, the Company's operating income for its electronic component segment was $498,000 compared to an operating loss of $863,000 for the first six months of 2003. For the first six months of 2004, operating income for the microwave micro-circuitry segment was $283,000 compared to an operating loss of $143,000 for the first six months of 2003.

Interest and other expense, net was $70,000 for the second quarter of 2004 compared to interest and other expense, net of $54,000 for the second quarter of
2003. Interest and other expense, net was $151,000 for the first six months of
2004 compared to interest and other expense, net of $113,000 for the first six months of 2003. Interest expense for the second quarter and first six months of
2004 was principally incurred on borrowings under the new revolving line of credit and term loans which the Company consummated during the fourth quarter of
2003 at higher interest rates than the previous facility. Interest expense for the second quarter and first six months of 2003 was principally incurred on borrowings under the previous mortgage loan and the term loan facility entered into during fiscal year 2002.

Net income for the second quarter of 2004 was $444,000 compared to a net loss of
$475,000 for the second quarter of 2003. Net income per diluted share for the second quarter of 2004 was $.14 compared to a net loss of $.15 per share for the second quarter of 2003.

Net income for the first six months of 2004 was $675,000 compared to a net loss of $930,000 for the first six months of 2003. Net income per diluted share for the first six months of 2004 was $.21 compared to a net loss of $.30 per share for the first six months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $1,800,000 at the end of the second quarter of 2004 compared to approximately $450,000 at the end of 2003. The Company's working capital was approximately $7,700,000 and its current ratio was 2.8 to 1 at the end of the second quarter of 2004 compared to $6,900,000 and 2.6 to 1, respectively, at the end of 2003.

The Company's operating activities generated positive cash flows of $3,032,000 during the first six months of 2004 compared to the utilization of $722,000 of cash flows during the first six months of 2003. The primary sources of operating cash flows for the first six months of 2004 were net income of $675,000 which was reduced by depreciation and amortization of $1,647,000, the reduction of accounts receivable of $412,000, a reduction in inventories of $179,000,and an aggregate increase in accounts payable and accrued expenses of $421,000 partly offset by a reduction of customer deposits.

The Company made net cash investments in property, plant and equipment of
$643,000 during the first six months of 2004 (and had unpaid invoices for such investments of $223,000 at July 3, 2004), compared to net cash investments made in property, plant and equipment of $802,000 (and unpaid invoices for such investments of $127,000 at June 28, 2003) during the first six months of 2003.
These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix (R) Microtechnology was $9,063,000 at the end of the
second quarter of 2004, a decrease of $1,001,000 compared to $10,064,000 at the end of fiscal year 2003.

The Company's planned equipment purchases and other commitments are expected to be funded through its new revolving credit facility of $5,000,000, which becomes due October 8, 2006, supplemented by cash resources and cash flows that are expected to be provided by operations.

On October 8, 2003, the Company completed the refinancing of its revolving credit and term loan obligations with a new credit facility provided by The CIT
Group/Business Credit, Inc. ("CIT") that provides for a three-year secured revolving credit, term loan and letter of credit facility for $9,250,000. All obligations due to its prior bank were repaid from the proceeds of such refinancing. The new financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met, a $1,500,000 machinery and equipment term loan ("Term Loan
A") and a $2,750,000 real estate term loan ("Term Loan B"). In connection with this new financing agreement, the Company was required to place,

over the life of the loan, $1,500,000 as restricted cash with CIT. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At July 3, 2004, the
Company had available borrowing capacity under its revolving line of credit of
$4,200,000. The revolving line of credit bears interest at the prime rate plus
1/2 percent (currently 5.0%). The principal amount of Term Loan A is payable in
60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 5.50%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 5.50%). At July 3, 2004, the Company, under the terms of its agreement with CIT, elected to convert $1,000,000 of Term
Loan A and $2,000,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current interest rates on such LIBOR interest rate loans was 4.485%. The previous LIBOR interest rate options, at an interest rate of 4.44%, expired on April 13, 2004. The current LIBOR interest rate options will expire October 12, 2004. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the
United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The
Company was in compliance with these covenants at July 3, 2004.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first six months of 2004 by approximately
$1,005,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2004 by approximately
$2,000,000. The Company intends to issue commitments to purchase $450,000 of capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during 2004.

The functional currency for the Company's wholly-owned subsidiary FMI is the
Canadian dollar. The change in accumulated other comprehensive income for the first quarters of 2004 and 2003 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods. The functional currency for the Company's Costa Rica operations is the
United States dollar.

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

During the second quarter and first six months of 2004, the Company's outside general counsel KMZ Rosenman was paid $65,000 and $152,000, respectively, for providing legal services to the Company. During the second quarter and first six months of 2003, KMZ Rosenman was paid $118,000 and $157,000, respectively. A director of the Company is counsel to KMZ Rosenman but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2004 and 2003 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $1,000 and $17,000 to these companies during the second quarter and first six months of 2004, respectively. The
Company paid an aggregate of $29,000 to these companies during the first six months of 2003. A director of the Company is the chairman and chief executive officer of these companies.

During the second quarter and first six months of 2003, a director of the
Company was paid $3,000 and $12,000, respectively, for providing financial-related consulting services to the Company. This agreement terminated in April 2003.

During the second quarter and first six months of 2004, a director of the
Company was paid $9,000 and $18,000, respectively, for providing technology-related consulting services to the Company. For the second quarter and first six months of 2003, such director was paid $9,000 and $18,000, respectively.

During the second quarter and first six months of 2004, DuPont Electronic
Technologies ("DuPont"), a stockholder, was paid $36,000 and $57,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company. During the second quarter and first six months of 2003, DuPont was paid $25,000 and $50,000, respectively.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. Beginning in fiscal year 2004, the
Chair of the Audit Committee receives an annual fee of $2,500 for his services in such capacity. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such grant is at the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. On June 17, 2004, non-qualified stock options to purchase an aggregate of 20,000 shares were issued to eight directors at an exercise price of $9.01 per share.

Infineon Technologies AG ("Infineon") and DuPont hold registration rights which currently give them the right to register an aggregate of 1,003,413 shares of
Common Stock of the Company. Infineon has informed the Company of the exercise of such rights as to 475,000 shares and, accordingly, the Company intends to commence the registration process of such shares.

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

ITEM 3. CONTROLS AND PROCEDURES

As of July 3, 2004 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's
Chief Executive Officer and Chief Financial Officer, of the effectiveness of the
Company's disclosure controls and procedures. Based upon that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, as of and for the period covered by this report, in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

No change occurred in the Company's internal controls concerning financial reporting during the Company's second quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2004, the Company held its Annual Stockholders Meeting at which the stockholders elected three members to the Company's Board of Directors. The stockholders of the Company elected Edward H. Cohen, Arthur A. Oliner and Harold
J. Raveche as Class II Directors whose terms expire at the 2007 Annual Meeting.

The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, voted upon at the
Company's June 17, 2004 Annual Stockholders Meeting:

Election of Directors.

                                 For        Against
                              ---------     -------
Edward H. Cohen               2,997,310      15,972
Arthur A. Oliner              3,002,815      10,467
Harold J. Raveche             3,001,875      11,407

The Company's three Class I directors, Robert C. Cargo, Fernando L. Fernandez and Joel H. Goldberg, and three Class III directors, Mason N. Carter, Albert H.
Cohen and David B. Miller, continued as directors after the Annual Stockholders
Meeting and are serving terms expiring at the time of the Company's annual meetings in 2006 and 2005, respectively, and until their respective successors have been duly elected and qualified.

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

(b)  Reports on Form 8-K

     o   The Company filed a Form 8-K on May 17, 2004, in connection with a press release dated May 17, 2004 announcing its financial results for the first quarter ended April 3, 2004.

     o   The Company filed a Form 8-K on June 17, 2004, reporting the termination of the Company's relationship with its auditor Ernst &
         Young LLP. The Company reported the hiring of Grant Thornton LLP to serve as the Company's independent auditors.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MERRIMAC INDUSTRIES, INC.

Date: August 17, 2004                        By: /s/ Mason N. Carter
                                                 -----------------------
                                                 Mason N. Carter
                                                 Chairman, President and
                                                 Chief Executive Officer

Date: August 17, 2004                        By: /s/ Robert V. Condon
                                                 -----------------------
                                                 Robert V. Condon
                                                 Vice President, Finance and
                                                 Chief Financial Officer

