Form 10QSB
period 2004-10-02
MERRIMAC INDUSTRIES INC
filed 2004-11-16
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

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
          ---

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X       No  __
                                                               ---

As of November 12, 2004, there were 3,132,518 shares of Common Stock, par value
$0.01 per share, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes __      No  X
                                                                           ---

                            MERRIMAC INDUSTRIES, INC.
                               41 Fairfield Place
                             West Caldwell, NJ 07006

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Operations and Comprehensive Income
          (Loss) for the Three Months and Nine Months Ended October 2, 2004
          and September 27, 2003............................................   1

          Consolidated Balance Sheets as of October 2, 2004
          and January 3, 2004...............................................   2

          Consolidated Statement of Stockholders' Equity as of
          October 2, 2004....................................................  3

          Consolidated Statements of Cash Flows for the Nine
          Months Ended October 2, 2004 and September 27, 2003................  4

          Notes to Consolidated Financial Statements.........................  5

Item 2.   Management's Discussion and Analysis or
          Plan of Operation.................................................. 11

Item 3.   Controls and Procedures ........................................... 17

PART II.  OTHER INFORMATION

Item 6.   Exhibits .......................................................... 17

Signatures................................................................... 22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                        Three Months Ended             Nine Months Ended
                                                      -----------------------        --------------------
                                                       October 2, September 27,     October 2,  September 27,
                                                         2004         2003             2004         2003
                                                      ----------   ----------       ----------   ----------

OPERATIONS
Net sales ...................................         $7,619,848   $6,356,685      $23,163,720   $19,480,926
                                                      ----------   ----------      -----------   -----------
Costs and expenses:
  Cost of sales .............................          4,457,772    4,155,523       13,345,322    12,273,743
  Selling, general and administrative .......          2,419,450    2,261,529        7,326,984     7,175,800
  Research and development ..................            359,166      316,452        1,326,789     1,340,437
  Restructuring charge.......................                  -       54,170                -       128,350
                                                      ----------   ----------       ----------    ----------
                                                       7,236,388    6,787,674       21,999,095    20,918,330
                                                      ----------   ----------       ----------    ----------

Operating income (loss)......................            383,460     (430,989)       1,164,625    (1,437,404)
Interest and other expense, net .............            (53,632)     (51,972)        (204,880)     (164,548)
Gain on disposition of assets................                  -       33,073                -       104,024
                                                      ----------   ----------       ----------    ----------
Income (loss) before income taxes............            329,828     (449,888)         959,745    (1,497,928)
Provision (benefit) for income taxes ........             15,000       34,508          (30,000)      (83,177)
                                                      ----------   ----------       ----------    -----------
Net income (loss)............................         $  314,828   $ (484,396)      $  989,745   $(1,414,751)
                                                      ==========   ==========       ==========   ===========

Net income (loss) per common share-basic.....         $      .10   $     (.16)      $      .32    $     (.45)
                                                      ==========   ==========       ==========    ==========
Net income (loss) per common share-diluted...         $      .10   $     (.16)      $      .31    $     (.45)
                                                      ==========   ==========       ==========    ==========

Weighted average number of shares outstanding:
  Basic .....................................          3,131,161    3,120,624        3,125,188     3,120,437
                                                      ==========   ==========       ==========    ==========
  Diluted....................................          3,154,785    3,120,624        3,151,165     3,120,437
                                                      ==========   ==========       ==========    ==========
COMPREHENSIVE INCOME (LOSS)

Net income (loss)............................         $  314,828   $ (484,396)      $  989,745   $(1,414,751)
Comprehensive income (loss):
  Foreign currency translation adjustment....            282,421      (21,049)         139,114       721,079
                                                      ----------   ----------       ----------   -----------
Comprehensive income (loss)..................         $  597,249   $ (505,445)      $1,128,859   $  (693,672)
                                                      ==========   ==========       ==========   ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         October 2,             January 3,
                                                                                            2004                  2004
                                                                                            ----                  ----
                                                                                        (UNAUDITED)             (AUDITED)

ASSETS

Current assets:
  Cash and cash equivalents......................................................        $ 2,899,213           $   452,633
  Accounts receivable, net.......................................................          5,615,750             6,299,258
  Income tax refunds receivable..................................................             93,228               135,520
  Inventories, net...............................................................          2,870,824             3,187,946
  Other current assets...........................................................            816,124               482,633
  Deferred tax assets............................................................            936,000               611,000
                                                                                         -----------           -----------

    Total current assets.........................................................         13,231,139            11,168,990
                                                                                         -----------           -----------

Property, plant and equipment....................................................         37,960,349            37,203,977
  Less accumulated depreciation and amortization.................................         22,297,035            19,982,378
                                                                                         -----------           -----------
Property, plant and equipment, net...............................................         15,663,314            17,221,599

Restricted cash..................................................................          1,500,000             1,500,000
Other assets.....................................................................            788,241               854,487
Deferred tax assets..............................................................                  -               221,000
Goodwill.........................................................................          3,198,607             3,122,563
                                                                                         -----------           -----------

    Total Assets.................................................................        $34,381,301           $34,088,639
                                                                                         ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt..............................................        $   868,795           $   954,405
  Accounts payable...............................................................          1,294,648             1,239,925
  Accrued liabilities............................................................          2,105,602             1,711,875
  Customer deposits..............................................................            271,073               389,211
                                                                                          -----------           -----------

    Total current liabilities....................................................          4,540,118             4,295,416

Long-term debt, net of current portion...........................................          3,021,128             4,208,106
Deferred compensation............................................................             62,477                88,362
Deferred liabilities.............................................................             37,484                48,014
Deferred tax liabilities.........................................................            630,000               611,000
                                                                                         -----------           -----------

    Total liabilities............................................................          8,291,207             9,250,898
                                                                                         -----------           -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share:
    Authorized: 1,000,000 shares
    No shares issued.............................................................                  -                     -
  Common stock, par value $.01 per share:
    Authorized: 20,000,000 shares
    Issued: 3,214,618 and 3,202,991 shares.......................................             32,146                32,030
  Additional paid-in capital.....................................................         18,754,292            18,686,914
  Retained earnings..............................................................          7,471,250             6,481,505
  Accumulated other comprehensive income.........................................            862,272               723,158
                                                                                         -----------           -----------

                                                                                          27,119,960            25,923,607
  Less 82,100 shares of treasury stock, at cost .................................           (573,866)             (573,866)
  Less loan to officer-stockholder...............................................           (456,000)             (512,000)
                                                                                         -----------           -----------

    Total stockholders' equity...................................................         26,090,094            24,837,741
                                                                                         -----------           -----------

    Total Liabilities and Stockholders' Equity...................................        $34,381,301           $34,088,639
                                                                                         ===========           ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED OCTOBER 2, 2004
                                   (UNAUDITED)

                                                                       Accumulated
                                                Additional                Other                              Loan to
                               Common Stock     Paid-in      Retained  Comprehensive   Treasury  Stock       Officer-
                              Shares    Amount  Capital(A)   Earnings     Income      Shares      Amount   Stockholder     Total
                             ------------------------------------------------------------------------------------------------------

Balance, January 3, 2004.... 3,202,991 $32,030 $18,686,914  $6,481,505   $723,158     82,100    $(573,866)  $(512,000)  $24,837,741

Net income..................                                   989,745                                                      989,745
Stock Purchase Plan sales...     2,527      25      13,519                                                                   13,544
Exercise of options.........     9,100      91      53,859                                                                   53,950
Forgiveness of loan to
  Officer-stockholder.......                                                                                   56,000        56,000
Foreign currency translation                                              139,114                                           139,114
                             ------------------------------------------------------------------------------------------------------
Balance, October 2, 2004.... 3,214,618 $32,146 $18,754,292  $7,471,250   $862,272     82,100    $(573,866)  $(456,000)  $26,090,094
                             ======================================================================================================

(A)  Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Nine Months Ended
                                                                                                ------------------
                                                                                        October 2,                September 27,
                                                                                          2004                        2003
                                                                                          ----                        ----

Cash flows from operating activities:
  Net income (loss) ...........................................................    $      989,745             $   (1,414,751)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization .............................................         2,418,956                  2,423,141
    Amortization of deferred financing costs...................................            37,442                    134,098
    Amortization of deferred income ...........................................                 -                    (21,822)
    Gain on disposition of assets..............................................                 -                   (104,024)
    Deferred and other compensation ...........................................            67,364                     69,800
    Deferred tax benefit.......................................................           (79,968)                  (122,546)

    Changes in operating assets and liabilities:
     Accounts receivable ......................................................           700,126                 (1,562,501)
     Income tax refunds receivable ............................................            44,178                    257,776
     Inventories ..............................................................           320,488                    447,679
     Other current assets .....................................................          (332,190)                  (174,785)
     Other assets .............................................................            28,804                     14,172
     Accounts payable .........................................................            59,653                   (445,014)
     Accrued liabilities ......................................................           385,733                     90,304
     Customer deposits.........................................................          (118,138)                   136,655
     Income taxes payable .....................................................                 -                        806
     Deferred compensation ....................................................           (32,749)                   (33,232)
     Other liabilities ........................................................           (10,530)                    67,107
                                                                                   --------------             --------------

Net cash provided by (used in) operating activities ...........................         4,478,914                   (237,137)
                                                                                   --------------             --------------

Cash flows from investing activities:
  Purchase of capital assets ..................................................          (847,494)                  (964,518)
  Proceeds from termination of lease...........................................                 -                    168,558
                                                                                   --------------             --------------

Net cash used in investing activities .........................................          (847,494)                  (795,960)
                                                                                   --------------             --------------

Cash flows from financing activities:
  Repayment of borrowings .....................................................        (1,276,555)                  (609,515)
  Restricted cash..............................................................                 -                 (1,500,000)
  Proceeds from the exercise of stock options..................................            53,950                      7,763
  Proceeds from Stock Purchase Plan sales......................................            13,544                          -
                                                                                   --------------             --------------

Net cash used in financing activities .........................................        (1,209,061)                (2,101,752)
                                                                                   --------------             --------------

Effect of exchange rate changes ...............................................            24,221                    80,983
                                                                                   --------------             --------------

Net increase (decrease) in cash and cash equivalents ..........................         2,446,580                 (3,053,866)
Cash and cash equivalents at beginning of year ................................           452,633                  3,610,798
                                                                                   --------------             --------------

Cash and cash equivalents at end of period ....................................    $    2,899,213             $      556,932
                                                                                   ==============             ==============

Supplemental disclosures of cash flow information:

 Cash paid during the period for:

    Income taxes ..............................................................    $       60,185             $       73,551
                                                                                   ==============             ==============
    Interest on credit facilities..............................................    $      209,590             $      204,429
                                                                                   ==============             ==============
 Non-cash activities-
    Unpaid purchases of capital assets ........................................    $      214,000             $       85,000
                                                                                   ==============             ==============
 Supplemental disclosure of non-cash financing activity
    Note payable for insurance premiums                                            $            -             $      192,396
                                                                                   ==============             ==============

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnote disclosures otherwise required by generally accepted accounting principles for a full fiscal year. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of
October 2, 2004 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the
Company's Annual Report on Form 10-KSB for the year ended January 3, 2004.

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
123 for the three-month and nine-month periods ended October 2, 2004 and
September 27, 2003:

                                                                   Three Months Ended               Nine Months Ended
                                                               --------------------------       --------------------------
                                                                 October 2,    September 27,     October 2,    September 27,
                                                                   2004            2003            2004            2003
                                                               ------------    -----------      ------------   -----------

   Net income (loss) - as reported ........................    $   314,828    $  (484,396)     $   989,745    $(1,414,751)
     Plus: stock-based compensation
        expense included in reported net income (loss) ....              -              -                -              -
     Less: Stock-based compensation expense
        determined using the fair value method ............        (28,000)       (69,750)        (116,000)      (219,750)
                                                               -----------    -----------      -----------    -----------
     Net income (loss) - pro forma ........................    $   286,828    $  (554,146)     $   873,745    $(1,634,501)
                                                               ===========    ===========      ===========    ===========

     Basic net income (loss) per share:
      As reported .........................................    $       .10    $      (.16)     $       .32    $      (.45)
      Pro forma ...........................................    $       .09    $      (.18)     $       .28    $      (.52)
     Diluted net income (loss) per share:
      As reported .........................................    $       .10    $      (.16)     $       .31    $      (.45)
      Pro forma ...........................................    $       .09    $      (.18)     $       .28    $      (.52)

The SFAS No. 123 method of accounting has been applied to options granted in periods after December 31, 1994 and the resulting pro forma compensation expense may not be indicative of pro forma expense in future years.

The fair value of each of the options and purchase plan subscription rights granted in 2004 and 2003 was estimated on the date of grant using the
Black-Scholes option valuation model.

The following weighted average assumptions were utilized:

                                                        2004          2003
                                                        ----          ----
Expected option life (years).......................      2.5           2.6
Expected volatility................................    40.00%        45.00%
Risk-free interest rate............................     2.50%         3.50%
Expected dividend yield............................     0.00%         0.00%

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

6. GOODWILL

The changes in the carrying amount of goodwill for the nine-month periods ended
October 2, 2004 and September 27, 2003 are as follows:

                                                       2004           2003
                                                       ----           ----
Balance, beginning of year.....................    $3,122,563      $2,491,146
Foreign currency adjustment....................        76,044         461,778
                                                   ----------      ----------
Balance, end of period.........................    $3,198,607      $2,952,924
                                                   ==========      ==========
7. INVENTORIES

Inventories consist of the following:

                                                    October 2,      January 3,
                                                       2004            2004
                                                       ----            ----
Finished goods.................................    $  119,131      $  121,613
Work in process................................     1,214,587       1,806,000
Raw materials and purchased parts..............     1,537,106       1,260,333
                                                   ----------      ----------
Total..........................................    $2,870,824      $3,187,946
                                                   ==========      ==========

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total inventories are net of valuation allowances for obsolescence and cost overruns of $2,210,000 at October 2, 2004 and $1,787,000 at January 3, 2004.

8. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at October 2,
2004 and January 3, 2004:

                                                                              October 3,      January 3,
                                                                                 2004           2004
                                                                              ----------     -----------

The CIT Group/Business Credit, Inc. (A):
   Revolving line of credit, interest 1/2% above prime .....................        -        $  498,416
   Term loan A, due October 8, 2008, variable interest above LIBOR or prime.  $1,150,000      1,425,000
   Term loan B, due October 8, 2010, variable interest above LIBOR or prime.   2,357,144      2,651,786

The Bank of Nova Scotia (B):
 Capital leases, interest 6.7%, due October 2004 ...........................       9,801         43,339
 Capital leases, interest 8.7%, due June 2005 ..............................     130,780        180,841
 Capital leases, interest 7.3%, due April 2006 .............................     130,218        161,287
 Capital leases, interest 7.9%, due June 2006 ..............................     111,980        136,628
First Insurance Funding Corp.-
 Note payable, insurance premiums, interest 6.75% due April 1, 2004.........        -            65,214
                                                                              ----------     ----------
                                                                               3,889,923      5,162,511
Less current portion .......................................................     868,795        954,405
                                                                              ----------     ----------
Long-term portion ..........................................................  $3,021,128     $4,208,106
                                                                              ==========     ==========

(A) On October 8, 2003, the Company completed the refinancing of its revolving credit and term loan obligations with a new credit facility provided by The CIT
Group/Business Credit, Inc. ("CIT") that provides for a three-year secured revolving credit, term loan and letter of credit facility for $9,250,000. All obligations due to its prior bank were repaid from the proceeds of such refinancing. The new financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met, a $1,500,000 machinery and equipment term loan ("Term Loan
A") and a $2,750,000 real estate term loan ("Term Loan B"). In connection with this new financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash with CIT. The revolving line of credit is subject to an availability limit under a borrowing base calculation
(85% of eligible accounts receivable as defined in the financing agreement plus
100% of the $1,500,000 restricted cash). At October 2, 2004, the Company had available borrowing capacity under its revolving line of credit of $4,200,000.
The revolving line of credit bears interest at the prime rate plus 1/2 percent
(currently 5.50%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 6.0%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 6.0%). At October 2, 2004, the Company, under the terms of its agreement with CIT, elected to convert $1,000,000 of Term Loan A and
$2,000,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current interest rates on such LIBOR interest rate loans was
4.485%. The current LIBOR interest rate options expired October 12, 2004 and were renewed for six months at 5.49%. The new LIBOR interest rate options will expire April 11, 2005. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United
States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the
Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at October 2, 2004.

(B) Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $587,000 at October 2, 2004 and $590,000 at
January 3, 2004.

9. INCOME TAXES

The Company's effective tax rate for the quarter and nine months ended October
2, 2004 reflects U.S. Federal Alternative Minimum Tax and State income taxes that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards. A benefit was recorded in the amount of
$75,000 based on available Canadian tax credits due to the increased profitability of Filtran Microcircuits Inc.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance (or write-down) is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 domestic net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at
December 28, 2002. This assessment continued unchanged in fiscal years 2003 and
2004. The Company has reclassified portions of its domestic valuation allowance on its deferred tax assets at January 3, 2004 from non-current to current to conform to the current presentation.

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

Information about the Company's operations in different areas of its business follows. Operating income is net sales less operating expenses. Operating expenses exclude interest expense, other income and income taxes. Corporate assets consist principally of cash and corporate expenses are immaterial.
Intersegment sales and the resulting intersegment assets are principally due to intercompany sales from the microwave micro-circuitry segment to the electronic components segment.

                                                              Three Months Ended              Nine Months Ended
                                                         -----------------------------  -----------------------------
                                                          October 2,      September 27,  October 2,     September 27,
                                                            2004              2003         2004             2003
                                                         ---------         ---------    ---------         ---------
                                                                            (In thousands of dollars)

Industry segments:
    Sales to unaffiliated customers:
             Electronic components                       $   6,188         $   5,418     $  18,968         $  17,211
             Microwave micro-circuitry                       1,458             1,026         4,319             2,546
    Intersegment sales                                         (26)              (87)         (123)             (276)
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $   7,620         $   6,357     $  23,164         $  19,481
                                                         =========         =========     =========         =========
    Income (loss) before income taxes:
      Operating income (loss):
             Electronic components                       $     312         $    (514)    $     811         $  (1,377)
             Microwave micro-circuitry                          71                83           354               (61)
      Interest and other expense, net                          (53)              (52)         (205)             (164)
      Gain on disposition of assets                              -                33             -               104
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $     330         $    (450)    $     960         $  (1,498)
                                                         =========         =========     =========         =========

      Depreciation and amortization:
             Electronic components                       $     712         $     758     $   2,240         $   2,255
             Microwave micro-circuitry                          60                56           179               168
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $     772         $     814     $   2,419         $   2,423
                                                         =========         =========     =========         =========
      Capital expenditures:
             Electronic components                       $     168         $     158     $     746         $     917
             Microwave micro-circuitry                          36                 5           101                48
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $     204         $     163     $     847         $     965
                                                         =========         =========     =========         =========

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  October 2,      September 27,
                                                    2004              2003
                                                  ---------         ---------
         Identifiable assets:
             Electronic components                $  25,347         $  29,339
             Microwave micro-circuitry                6,164             5,537
             Corporate                                2,899               557
             Intersegment                               (29)              (79)
                                                  ---------         ---------
             Consolidated                         $  34,381         $  35,354
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

                                                                  Three Months Ended                   Nine Months Ended
                                                             ----------------------------        ----------------------------
                                                                October 2,    September 27,         October 2,    September 27,
                                                                  2004            2003                2004            2003
                                                             ----------------------------        ----------------------------

Numerator-
Net income (loss) available to common stockholders ........  $     314,828    $  (484,396)       $     989,745   $ (1,414,751)
                                                             =============    ===========        =============    ===========

Basic net income (loss) per share

Weighted average number of shares outstanding for
basic net income (loss) per share-
Common stock ..............................................      3,131,161      3,120,624            3,125,188      3,120,437
                                                             =============    ===========        =============    ===========

Net income (loss) per common share - basic ................  $         .10    $      (.16)       $         .32    $      (.45)
                                                             =============    ===========        =============    ===========

Diluted net income (loss) per share

Weighted average number of shares outstanding for diluted
net income (loss) per share:
Common stock ..............................................      3,131,161      3,120,624            3,125,188      3,120,437
Effect of dilutive securities - stock options (1) .........         23,624           -                  25,977           -
                                                             -------------    -----------        -------------    -----------
Weighted average number of shares outstanding for
diluted net income (loss) per share .......................      3,154,785      3,120,624            3,151,165      3,120,437
                                                             =============    ===========        =============    ===========

Net income (loss) per common share - diluted ..............  $         .10    $      (.16)       $         .31    $      (.45)
                                                             =============    ===========        =============    ===========

(1) Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

    Diluted earnings per share excludes 328,000 and 444,000 shares underlying stock options for the three months ended October 2, 2004 and September 27,
    2003, respectively, and 328,000 and 444,000 shares underlying stock options for the nine months ended October 2, 2004 and September 27,
    2003,respectively, as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on earnings per share. For the quarter and nine months ended
    September 27, 2003, 429,775 common stock warrants outstanding were excluded from the calculation of dilutive securities because the warrant exercise price of $17.80 was greater than the average market value of the common shares.

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

On August 31, 2000, in connection with an amendment to Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the
Company is required to forgive 20% of the amount due under this loan and the accrued interest thereon. During 2003, the Company forgave $56,000 of principal and $7,000 of accrued interest and paid a tax gross-up benefit of $8,300. During
2004, the Company forgave $56,000 of principal and $4,500 of accrued interest and estimates that $56,000 of principal and $3,000 of accrued interest will be forgiven in fiscal year 2005.

During the third quarter and first nine months of 2004, the Company's outside general counsel KMZ Rosenman was paid $59,000 and $211,000, respectively, for providing legal services to the Company. During the third quarter and first nine months of 2003, KMZ Rosenman was paid $46,000 and $203,000, respectively. A director of the Company is counsel to KMZ Rosenman but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2004 and 2003 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $1,000 and $18,000 to these companies during the third quarter and first nine months of 2004, respectively. The
Company paid an aggregate of $29,000 to these companies during the first nine months of 2003. A director of the Company is the chairman and chief executive officer of these companies.

During the first nine months of 2003, a director of the Company was paid $12,000 for providing financial-related consulting services to the Company. This agreement terminated in April 2003.

During the third quarter and first nine months of 2004, a director of the
Company was paid $9,000 and $27,000, respectively, for providing technology-related consulting services to the Company. For the third quarter and first nine months of 2003, such director was paid $9,000 and $27,000, respectively.

During the third quarter and first nine months of 2004, DuPont Electronic
Technologies ("DuPont"), a stockholder and the employer of a director, was paid
$9,000 and $66,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. During the third quarter and first nine months of 2003, DuPont was paid $25,000 and $75,000,
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

Evaluation of Multi-Mix(R) Assets Under SFAS No. 144

Following is a summary of the carrying amounts of the Multi-Mix (R)
Microtechnology net assets included in the Company's consolidated financial statements at October 2, 2004 and the related future planned purchases and lease obligation commitments through January 2006.

Net assets:
Property, plant and equipment, at cost.............................. $14,084,000
Less accumulated depreciation and amortization......................   5,381,000
                                                                     -----------
Property, plant and equipment, net..................................   8,703,000
Inventories.........................................................     164,000
Other assets, net...................................................     296,000
                                                                     -----------
Total net assets at October 2, 2004................................. $ 9,163,000
                                                                     -----------
Commitments:
Planned equipment purchases for the remainder of 2004............... $   250,000
Lease obligations through January 2006..............................     400,000
                                                                     -----------
Total commitments................................................... $   650,000
                                                                     -----------
Total net assets and commitments.................................... $ 9,813,000
                                                                     ===========

The Company anticipates receiving additional orders during the remainder of 2004 and 2005 for its Multi-Mix(R) Microtechnology products, for which substantial research and development costs have also been incurred. Due to economic and market conditions in the wireless industry over the past several years, telecommunications system service providers substantially reduced their capital equipment purchases from our customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix(R) Microtechnology product purchases that had been anticipated from certain specific customers or programs, in connection with the improved conditions in the industry, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the
Company. In accordance with the Company's evaluation of Multi-Mix(R) under SFAS
No. 144, the Company has determined no provision for impairment is required at this time. Management will continue to monitor the recoverability of the
Multi-Mix(R) assets.

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

Inventory Valuation

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete

inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $2,210,000 at October 2, 2004 and $1,787,000 at January 3, 2004.

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

                                                                            Percentage of Net Sales
                                                                            -----------------------
                                                            Three Months Ended                     Nine Months Ended
                                                         ------------------------            ------------------------
                                                        October 2,      September 27,       October 2,      September 27,
                                                          2004             2003               2004             2003
                                                         ------           ------             ------           -------

Net sales....................................            100.0%           100.0%              100.0%           100.0%
                                                         ------           ------              ------           ------
Costs and expenses:
  Cost of sales..............................             58.5             65.4                57.6             63.0
  Selling, general and administrative........             31.8             35.6                31.6             36.8
  Research and development...................              4.7              5.0                 5.7              6.9
  Restructuring charges......................                -               .8                   -               .7
                                                        ------           ------              ------           ------
                                                          95.0            106.8                94.9            107.4
                                                        ------           ------              ------           ------

Operating income (loss)......................              5.0             (6.8)                5.1             (7.4)
Interest and other expense, net..............              (.7)             (.8)                (.9)             (.8)
Gain on disposition of assets................                -               .5                   -               .5
                                                        ------           ------              ------           ------

Income (loss) before income taxes............              4.3             (7.1)                4.2             (7.7)
Provision (benefit) for income taxes.........               .2               .5                 (.1)             (.4)
                                                        ------           ------              ------           ------
Net income (loss)............................              4.1%            (7.6)%               4.3%            (7.3)%
                                                        ======           ======              ======           ======

THIRD QUARTER AND THE FIRST NINE MONTHS OF 2004 COMPARED TO THE THIRD QUARTER
AND FIRST NINE MONTHS OF 2003

Consolidated results of operations for the third quarter of 2004 reflect an increase in net sales from the third quarter of 2003 of $1,263,000 or 19.9% to
$7,620,000. This increase was attributable to a $770,000 increase in net sales of electronic components and a $433,000 increase in sales of microwave micro-circuitry products from the Company's wholly-owned subsidiary Filtran
Microcircuits Inc. ("FMI"). Consolidated results of operations for the first nine months of 2004 reflect an increase in net sales compared to the first nine months of 2003 of $3,683,000 or 18.9% to $23,164,000. For the first nine months of 2004, net sales for the electronic components segment increased $1,757,000.
The increase in net sales for the electronic components segment for the third quarter and first nine months of 2004 is attributable to improved orders in 2004 and a higher backlog at the beginning of 2004 as compared to the beginning of
2003; the higher backlog reflected new orders from existing customers in the
Company's defense business. Sales of microwave micro-circuitry products from FMI increased $1,773,000 for the first nine months of 2004. The increase in sales of the microwave micro-circuitry segment for the third quarter and first nine months of 2004 was due to new orders from both existing and new customers due to the continued efforts to diversify FMI into wireless base stations, automotive and defense applications. FMI anticipates much of this new order volume to renew in future periods.

Orders of $7,768,000 were received during the third quarter of 2004, an increase of $1,378,000 or 21.6% compared to $6,390,000 in orders received during the third quarter of 2003. Orders of $23,290,000 were received for the first nine months of 2004, an increase of $1,671,000 or 7.7% compared to $21,619,000 in orders received for the first nine months of 2003. Backlog increased by $126,000 to $12,521,000 at the end of third quarter 2004 compared to $12,395,000 at year-end 2003.

The Company believes that while the wireless subscriber base continues to grow, the recent economic downturn, resulting in reduced spending by wireless telecommunications service providers, has caused many wireless telecommunications equipment manufacturers to delay or forego purchases of the
Company's products. However, the Company expects that its defense and satellite customers should continue to maintain their approximate current levels of orders for the remainder of fiscal year 2004 and during fiscal year 2005, though there are no assurances they will do so. The Company also anticipates increased levels of orders during fiscal years 2004 and 2005 for its Multi-Mix(R) Microtechnology products, based on inquiries from existing customers, requests to quote from new and existing customers and market research. The improved telecommunications sector and the continued efforts to diversify FMI into wireless base stations, automotive and defense applications has resulted in additional orders for FMI.

Consolidated gross profit for the third quarter of 2004 increased by $961,000 to
$3,162,000 or 41.5% of consolidated sales of $7,620,000 compared to gross profit of $2,201,000 or 34.6% of consolidated sales of $6,357,000 in the third quarter of 2003. Consolidated gross profit for the first nine months of 2004 increased by $2,611,000 to $9,818,000 or 42.4% of consolidated sales of $23,164,000 compared to gross profit of $7,207,000 or 37.0 % of consolidated sales of
$19,481,000 for the first nine months of 2003. Gross profit for the third quarter of 2004 for the electronic components segment increased by $873,000 to
$2,749,000 or 44.4% of segment net sales of $6,188,000 compared to gross profit of $1,876,000 or 34.6% of segment net sales of $5,418,000 in the third quarter of 2003. Gross profit for the first nine months of 2004 for the electronic components segment increased by $2,008,000 to $8,501,000 or 44.8% of segment net sales of $18,968,000 compared to gross profit of $6,494,000 or 37.7% of segment net sales of $17,211,000 for the first nine months of 2003. The increases in gross profit for the third quarter and first nine months of 2004 for the electronic components segment were due to the overall increase in segment sales along with savings resulting from the increased utilization of the Company's
West Caldwell, New Jersey and Costa Rica manufacturing production facilities, better product mix and the benefits of the cost containment and restructuring programs instituted during 2003. Cost of sales for the electronic components segment also reflects increased staffing to meet production requirements and a reduction of intersegment purchases from FMI of $60,000 and $153,000 for the third quarter and first nine months of 2004, respectively. Gross profit for the third quarter of 2004 for the microwave micro-circuitry segment increased by
$88,000 to $413,000 or 27.2% of segment net sales of $1,458,000, compared to
$325,000 or 31.7% of segment net sales of $1,026,000 in the third quarter of
2003. FMI sales include intersegment sales of $27,000 and $87,000 in the third quarter of 2004 and 2003, respectively. Gross profit for the first nine months of 2004 for the microwave micro-circuitry segment increased by $603,000 to
$1,317,000 or 30.5% of segment net sales of $4,319,000, compared to $714,000 or
28.0% of segment net sales of $2,546,000 in the first nine months of 2003. FMI sales include intersegment sales of $123,000 and $276,000 in the first nine months of 2004 and 2003, respectively. The decrease in gross margin percent for the third quarter of 2004 is due to higher material and overhead costs, including additional overtime, related to the new defense orders booked in 2004.
The higher material and overtime costs for such defense orders are not expected to continue into future periods, but certain additional overhead costs may affect future results. The improved gross margin percent for FMI for the first nine months of 2004 is due to the higher sales level and improved absorption of fixed costs.

Selling, general and administrative expenses of $2,419,000 for the third quarter of 2004 increased by $157,000 or 6.9%, and when expressed as a percentage of net sales, decreased by 3.8 percentage points to 31.8%. This increase was due to higher commissions from the higher quarterly sales level and certain higher marketing and proposal expenses. Selling, general and administrative expenses of
$7,327,000 for the first nine months of 2004 increased by $151,000 or 2.1%, and when expressed as a percentage of net sales, decreased by 5.2 percentage points to 31.6% compared to the first nine months of 2003. 2003 selling, general and administrative expenses included expenses associated with bank modification agreements entered into during the second quarter and additional professional fees that were incurred totaling approximately $300,000. The 2003 expenses described above were offset by higher commissions from the higher sales level and higher marketing and administrative costs.

Research and development expenses for new products were $359,000 for the third quarter of 2004, an increase of $43,000 or 13.5% and when expressed as a percentage of net sales, a decrease of 0.3 percentage points to 4.7% compared to the third quarter of 2003. Except for $47,000 of expenses in the third quarter of 2004 at FMI, an increase of $5,000 from such FMI expenses in the third quarter of the prior year, substantially all of the research and development expenses were related to Multi-Mix(R) Microtechnology and Multi-Mix PICO(TM)
products. Research and

development expenses for new products were $1,327,000 for the first nine months of 2004, a decrease of $13,000 or 1.0% and when expressed as a percentage of net sales, a decrease of 1.2 percentage points to 5.7% compared to the first nine months of 2003. Except for $166,000 of expenses at FMI (an increase of $41,000 from such FMI expenses in the first nine months of 2003) substantially all of the research and development expenses were related to Multi-Mix(R)
Microtechnology and Multi-Mix PICO(TM) products.

During the third quarter of 2003 the Company reduced its headcount by 2 persons, who were principally involved in manufacturing support and sales. The Company recorded a personnel restructuring charge of $54,000, consisting of severance and certain other personnel costs during the third quarter of 2003. During the first nine months of 2003 the Company reduced its head count by 13 persons, principally involved in production, manufacturing support, sales and administration. The Company recorded personnel restructuring charges of
$128,000, consisting of severance and certain other personnel costs during the first nine months of 2003.

Consolidated operating income for the third quarter of 2004 was $384,000 compared to a consolidated operating loss of $431,000 in the third quarter of
2003. Consolidated operating income for the first nine months of 2004 was
$1,164,000 compared to a consolidated operating loss of $1,437,000 for the first nine months of 2003.

Operating income for the electronic components segment was $312,000 for the third quarter of 2004 compared to an operating loss of $514,000 in the third quarter of 2003. Operating income for the microwave micro-circuitry segment was
$71,000 for the third quarter of 2004 compared to operating income of $83,000 for the third quarter of 2003. For the first nine months of 2004, the Company's operating income for its electronic component segment was $811,000 compared to an operating loss of $1,377,000 for the first nine months of 2003. For the first nine months of 2004, operating income for the microwave micro-circuitry segment was $354,000 compared to an operating loss of $61,000 for the first nine months of 2003.

Interest and other expense, net was $54,000 for the third quarter of 2004 compared to interest and other expense, net of $52,000 for the third quarter of
2003. Interest and other expense, net was $205,000 for the first nine months of
2004 compared to interest and other expense, net of $165,000 for the first nine months of 2003. Interest expense for the third quarter and first nine months of
2004 was principally incurred on borrowings under the new revolving line of credit and term loans which the Company consummated during the fourth quarter of
2003 at higher interest rates than the previous facility. Interest expense for the third quarter and first nine months of 2003 was principally incurred on borrowings under the previous mortgage loan and the term loan facility entered into during fiscal year 2002.

Net income for the third quarter of 2004 was $315,000 compared to a net loss of
$484,000 for the third quarter of 2003. Net income per diluted share for the third quarter of 2004 was $.10 compared to a net loss of $.16 per share for the third quarter of 2003.

Net income for the first nine months of 2004 was $990,000 compared to a net loss of $1,415,000 for the first nine months of 2003. Net income per diluted share for the first nine months of 2004 was $.31 compared to a net loss of $.45 per share for the first nine months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $2,900,000 at the end of the third quarter of 2004 compared to approximately $450,000 at the end of 2003. The Company's working capital was approximately $8,700,000 and its current ratio was 2.9 to 1 at the end of the third quarter of 2004 compared to $6,900,000 and 2.6 to 1, respectively, at the end of 2003.

The Company's operating activities generated positive cash flows of $4,479,000 during the first nine months of 2004 compared to the utilization of $237,000 of cash flows during the first nine months of 2003. The primary sources of operating cash flows for the first nine months of 2004 were net income of
$990,000 which was reduced by depreciation and amortization of $2,419,000, the reduction of accounts receivable of $700,000, a reduction in inventories of
$320,000,and an aggregate increase in accounts payable and accrued liabilities of $445,000 partly offset by a reduction of customer deposits of $118,000 and an increase in other current assets of $332,000.

The Company made net cash investments in property, plant and equipment of
$847,000 during the first nine months of 2004 (and had unpaid invoices for such investments of $214,000 at October 2, 2004), compared to net cash investments made in property, plant and equipment of $965,000 (and unpaid invoices for such investments of $85,000 at September 27, 2003) during the first nine months of
2003. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $8,703,000 at the end of the
third quarter of 2004, a decrease of $1,361,000

compared to $10,064,000 at the end of fiscal year 2003.

The Company's planned equipment purchases and other commitments are expected to be funded through its revolving credit facility of $5,000,000, which becomes due October 8, 2006, supplemented by cash resources and cash flows that are expected to be provided by operations. On October 8, 2003, the Company completed the refinancing of its revolving credit and term loan obligations with a new credit facility provided by The CIT Group/Business Credit, Inc. ("CIT") that provides for a three-year secured revolving credit, term loan and letter of credit facility for $9,250,000. All obligations due to its prior bank were repaid from the proceeds of such refinancing. The new financing agreement with
CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met, a $1,500,000 machinery and equipment term loan ("Term Loan A") and a $2,750,000 real estate term loan
("Term Loan B"). In connection with this new financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash with CIT. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At October
2, 2004, the Company had available borrowing capacity under its revolving line of credit of $4,200,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 5.50%). The principal amount of Term Loan
A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 6.0%). The principal amount of Term
Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 6.0%). At October 2, 2004, the
Company, under the terms of its agreement with CIT, elected to convert
$1,000,000 of Term Loan A and $2,000,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current interest rates on such
LIBOR interest rate loans was 4.485%. The current LIBOR interest rate options expired October 12, 2004 and were renewed for six months at 5.49%. The new LIBOR interest rate options will expire April 11, 2005. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the
Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at October 2,
2004.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first nine months of 2004 by approximately
$1,571,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2004 by approximately
$2,000,000. The Company intends to issue commitments to purchase $420,000 of capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during 2004.

The functional currency for the Company's wholly-owned subsidiary FMI is the
Canadian dollar. The change in accumulated other comprehensive income for the first nine months of 2004 and 2003 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods. The functional currency for the Company's Costa Rica operations is the
United States dollar.

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

On August 31, 2000, in connection with an amendment to Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the
Company is required to forgive 20% of the amount due under this loan and the accrued interest thereon. During 2003, the Company forgave $56,000 of principal and $7,000 of accrued interest and paid a tax gross-up benefit of $8,300. During
2004, the Company forgave $56,000 of principal and $4,500 of accrued interest and estimates that $56,000 of principal and $3,000 of accrued interest will be forgiven in fiscal year 2005.

During the third quarter and first nine months of 2004, the Company's outside general counsel KMZ Rosenman was paid $59,000 and $211,000, respectively, for providing legal services to the Company. During the third quarter and first nine months of 2003, KMZ Rosenman was paid $46,000 and $203,000, respectively. A director of the Company is counsel to KMZ Rosenman but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2004 and 2003 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $1,000 and $18,000 to these companies during the third quarter and first nine months of 2004, respectively. The
Company paid an aggregate of $29,000 to these companies during the first nine months of 2003. A director of the Company is the chairman and chief executive officer of these companies.

During the first nine months of 2003, a director of the Company was paid $12,000 for providing financial-related consulting services to the Company. This agreement terminated in April 2003.

During the third quarter and first nine months of 2004, a director of the
Company was paid $9,000 and $27,000, respectively, for providing technology-related consulting services to the Company. For the third quarter and first nine months of 2003, such director was paid $9,000 and $27,000, respectively.

During the third quarter and first nine months of 2004, DuPont Electronic
Technologies ("DuPont"), a stockholder and the employer of a director, was paid
$9,000 and $66,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. During the third quarter and first nine months of 2003, DuPont was paid $25,000 and $75,000,
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

ITEM 3. CONTROLS AND PROCEDURES

As of October 2, 2004 (the end of the period covered by this report), the
Company's management carried out an evaluation, with the participation of the
Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures are effective, as of and for the period covered by this report, in timely alerting them to material information relating to the Company (including the Company's consolidated subsidiaries) required to be included in periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

                                    MERRIMAC INDUSTRIES, INC.

Date: November 16, 2004                       By: /s/ Mason N. Carter
                                                  -------------------
                                              Mason N. Carter
                                              Chairman, President and
                                              Chief Executive Officer

Date: November 16, 2004                       By: /s/ Robert V. Condon
                                                  --------------------
                                              Robert V. Condon
                                              Vice President, Finance and
                                              Chief Financial Officer

