Form 10KSB
period 2005-01-01
MERRIMAC INDUSTRIES INC
filed 2005-04-01
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 1, 2005
Commission file number 0-11201

                            MERRIMAC INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)

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

                                  973-575-1300
                (Issuer's telephone number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

COMMON STOCK                                             AMERICAN STOCK EXCHANGE
COMMON STOCK PURCHASE RIGHTS                             AMERICAN STOCK EXCHANGE
    (Title of each Class)                              (Name of each Exchange on
                                                           which registered)

Securities registered under Section 12(g) of the Exchange Act: NONE

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [_]

     Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State registrant's revenues for its most recent fiscal year: $30,949,487

     The aggregate market value of voting stock held by non-affiliates based upon the average price of such stock as quoted on The American Stock Exchange on
March 24, 2005, was $21,144,000.

     The number of shares of registrant's Common Stock outstanding as of March
24, 2005, was 3,138,470 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement for the 2005 Annual Meeting of
Stockholders are incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (check one): YES [_] NO [X]

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART 1
Item 1.    Description of Business                                            1
Item 2.    Description of Property                                           15
Item 3.    Legal Proceedings                                                 16
Item 4.    Submission of Matters to a Vote of Security Holders               16

PART II
Item 5.    Market for Common Equity, Related Stockholder Matters and
           Small Business Issuer Purchases of Equity Securities              16
Item 6.    Management's Discussion and Analysis or Plan of Operation         18
Item 7.    Financial Statements                                              29
Item 8.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          51
Item 8A.   Controls and Procedures                                           51
Item 8B.   Other Information                                                 51

PART III
Item 9.    Directors and Executive Officers of the Registrant                51
Item 10.   Executive Compensation                                            53
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                        53
Item 12.   Certain Relationships and Related Transactions                    53
Item 13.   Exhibits                                                          54
Item 14.   Principal Accountant Fees and Services                            57

FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-KSB contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private
Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments, particularly its Multi-Mix(R)
products; general economic and industry conditions; the possibilities of impairment charges to the carrying value of our Multi-Mix(R) assets, thereby resulting in charges to our earnings; slower than anticipated penetration into the satellite communications, defense and wireless markets; the risk that the benefits expected from the Company's acquisition of Filtran Microcircuits Inc.
are not realized; the ability to protect proprietary information and technology;
competitive products and pricing pressures; failure of our Original Equipment
Manufacturer, or OEM, customers to successfully incorporate our products into their systems; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers' new or enhanced products; our ability and the ability of our OEM customers to keep pace with the rapid technological changes and short product life cycles in our industry and gain market acceptance for new products and technologies; changes in product mix resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; foreign currency fluctuations between the U.S. and
Canadian dollars; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties as are detailed from time to time in the Company's Securities and Exchange
Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-KSB, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

          Merrimac is a leader in the design and manufacture of passive RF
(Radio Frequency) and microwave components for industry, government and science.
Merrimac components are today found in applications as diverse as satellites, military and commercial aircraft, radar, cellular radio systems, medical and dental diagnostic instruments, personal communications systems ("PCS") and wireless Internet connectivity.

          Merrimac is a versatile technologically oriented company specializing in miniature radio frequency lumped-element components, integrated networks, microstrip and stripline microwave components, subsystems and ferrite attenuators. Of special significance has been the combination of two or more of these technologies into single components to achieve superior performance and reliability while minimizing package size and weight.

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

          Merrimac has traditionally developed and offered for sale products built to specific customer needs, as well as standard catalog items. The following table provides a breakdown of electronic components sales as derived from initial orders for products custom designed for specific customer applications, repeat orders for such products and from catalog sales:

                  2004   2003   2002
                  ----   ----   ----
Initial designs    27%    35%    35%
Repeat designs     58%    48%    50%
Catalog sales      15%    17%    15%

          Merrimac maintains a current product catalog on its Internet website.
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
products.

          In 2001, Merrimac introduced its Multi-Mix PICO(R) Microtechnology.
Through Multi-Mix PICO(R) technology, Merrimac offers a group of products at a greatly reduced size, weight and cost that includes hybrid junctions, directional couplers, quadrature hybrids, power dividers and inline couplers, filters and vector modulators along with 802.11a, 802.11b, and 802.11g Wireless
LAN (Local Area Network) modules. When compared to conventional multilayer quadrature hybrids and directional coupler products, Multi-Mix PICO(R) is more than 84% smaller in size, without the loss of power or performance. Merrimac continues to add new designs to its Multi-Mix PICO(R) product line.

          In 2001, Merrimac received and started to ship its first 3G production order for a Multi-Mix PICO(R) integrated solution to be used by one of the world's largest suppliers of wireless power amplifiers in the design of new third-generation broadband basestations.

          In 2004, Merrimac introduced its new Multi-Mix Zapper(R) product line.
The Multi-Mix Zapper(R) addresses the demands of the wireless market for high quality products manufactured in volume with continued improvement in performance, power and cost.

          In addition to wireless basestation communications, Multi-Mix PICO(R)
products are currently under evaluation for applications in airborne electronic countermeasures, radar systems, smart antennas, satellite communications receiver modules, missiles, commercial Wi-Fi (Wireless Fidelity), WLANs
(Wireless Local Area Networks), WIMAX (World Interoperability for Microwave
Access), the U.S. Department of Defense's next generation fighter jet JSF (Joint
Strike Fighter), FCS (Future Combat Systems) and JTRS (Joint Tactical Radio
System).

          Merrimac customers prefer our value-added Multi-Mix PICO(R) approach over traditional solutions because it enables them to minimize considerable costs of design, test and measurement, packaging, and manufacturing, as well as the unpredictable follow-on costs typically associated with factory tuning and optimization. Multi-Mix PICO(R) enables customers to gain access to integrated solutions that simplify their internal design and manufacturing processes while reducing the time and costs it takes to implement manufacturable and repeatable products.

          Multi-Mix PICO(R) also enables customers to outsource functions that are not considered their core competencies, which in turn allows them to maintain focus on their core business competencies.

          In the area of broadband communications, Merrimac continues to work on high frequency solutions that will bring multimedia Internet access to homes and offices through broadband systems.

          Merrimac's major electronic components product categories are:

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

          Approximately 60% of Merrimac's sales in fiscal 2004 were derived from the sales of products for use in high-reliability aerospace, satellite, and missile applications. These products are designed to withstand severe environments without failure or maintenance over prolonged periods of time (from
5 to 20 years). Merrimac provides facilities dedicated to the design, development, manufacture, and testing of these products along with special program management and documentation personnel.

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

FILTRAN MICROCIRCUITS INC.

GENERAL

          Established in 1983, and acquired by Merrimac in February 1999, FMI is a leading manufacturer of microwave micro-circuitry for the high frequency communications industry. FMI produces microstrip, bonded stripline, and thick metal-backed Teflon(R) (PTFE) microcircuits for RF applications including satellite, aerospace, PCS, fiber optic telecommunications, automotive, navigational and defense applications worldwide. FMI participates in the market for millimeter-wave applications. FMI also supplies mixed dielectric multilayer and high speed interconnect circuitry to meet customer demand for high performance and cost-effective packaging. The Company expects that previous weaknesses in the telecommunications sector that FMI serves will continue to improve in 2005.

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

STRATEGIC OVERVIEW

          Merrimac seeks to leverage its core competencies in the development of
High Power, High Frequency and High Performance products across its three main platforms for growth:

     o    RF Microwave;

     o    Microwave micro-circuitry; and

     o    Multi-Mix(R).

          Our strategy focuses on

     o    Providing unique and cutting edge customized technology solutions;

     o    Expanding existing customer relationships and attracting new customers with our smaller, more complex, more reliable, lower cost product offerings;

     o    Meeting the advanced needs of our defense, satellite and OEM wireless industry customers with innovative specialty applications and products; and

     o    Improving and integrating our internal development, engineering and production capacities to reduce costs and improve service.

          To do this, we coordinate our marketing, research and development, and manufacturing operations to develop new products and expand our markets.

          Merrimac's marketing and development activities focus on identifying new design opportunities for new long-term military and commercial production programs and applications in aerospace, navigational systems, telecommunications and cellular analog and digital wireless telecommunications electronics.

          Merrimac's research and development efforts are targeted towards providing customers with more complex, reliable, and compact products at lower costs.

          The Company intends to continue to focus on customer service, technology innovation and process excellence to further expand its penetration into the defense, satellite communications and wireless markets. Essential components of the Company's strategy include the following:

Products.

          Our three platforms for growth: RF Microwave, Multi-Mix(R) and
Microwave micro-circuitry focus on providing unique solutions and delivering profitable value to our key customers. High Power, High Frequency and High
Performance are competencies embedded in our three platforms for growth that drive customer value and enable Merrimac to consistently meet and exceed the demanding needs and expectations of our customers.

o    High Power: Our thermal management design and processes enable Merrimac products to achieve power levels greater than 500 watts. Our process enables the use of low loss dielectrics and metals, so that power dissipation is minimized (i.e. less heat is generated). In addition, thick metal layers and thermal vias are utilized to draw out, spread, and sink away heat generated in the circuits and modules. Further, since thick metal layers are directly bonded to dielectric layers using a high temperature process, the resulting module is robust, and able to withstand subsequent environmental processing temperatures without being adversely affected.

o    High Frequency: Our products operate efficiently across high frequency bands up to 100 GHz, an ever-growing marketplace requirement. The efficient performance of circuits and modules at millimeter wave frequencies is enabled by our ability to miniaturize the printed circuit elements and integrate them with semiconductor microcircuits (MMICs). Our process allows the fabrication of a homogeneous circuit medium with accurate circuit feature producibility.

o    High Performance: Our focus on technology innovation and process excellence delivers solutions that perform without failure in all mission-critical environments and under extremely demanding conditions.

Pursue Technological Excellence.

          The Company intends to use its technological expertise and leadership in the defense, satellite and wireless markets to extend its competitive advantage. The Company intends to continue to invest in research and development and will focus its efforts on new product development for specific customer applications requiring integration of circuitry and further miniaturization, precision and volume applications. The Company will seek to advance its leadership in wireless technology by developing next generation products for the mobile and wireless networking markets. In addition, the Company will attempt to build upon its relationships with key original equipment manufacturers in order to develop state-of-the-art products.

          Merrimac's research and development activities include the development of new designs for insertion into new programs and applications to enhance
Merrimac's competitive position. Projects focusing on surface mounted devices, multilayer, and micro-electronic assemblies are directed toward development of more circuitry in smaller, lower cost, and more reliable packaging that is easier for customers to integrate into their products. Merrimac continues to expand its use of computer-aided design and manufacturing (CAD/CAM) in order to reduce design and manufacturing costs as well as development time.

Strengthen Customer Relationships and Attract New Customers.

          Merrimac's customers are primarily major industrial corporations that integrate Merrimac's products into a wide variety of defense and commercial systems. Merrimac's customers include The Boeing Company, Raytheon Company,
Northrop Grumman Corporation, Lockheed Martin Corporation, Loral Space &
Communications Ltd., Celestica, Inc., EADS Astrium, BAE Systems, ITT, and
General Dynamics Corporation.

          Merrimac's customers want smaller, lighter, more cost effective and highly integrated components, systems and subsystems for future applications.
Merrimac design engineers work to develop solutions to customer requirements that are unique or require special performance. Merrimac is committed to continuously enhancing its leading position in high-performance electronic signal processing components for communications, defense and satellite applications, thereby attracting new customers and increasing the reliance of current customers on the Company.

          For most customers, Merrimac must be a "qualified" supplier, continually demonstrating our ability to meet their demanding design and manufacturing standards. For defense contractors, we are a mission-critical supplier. For Aerospace companies, our products meet the high reliability standards of space. In wireless communications, we are being "qualified" and are supplying solutions to an ever-increasing number of major OEMs.

          The qualification process brings with it subtle, yet very important differences. In defense and satellite communications, we must have the technology and process excellence to support custom applications in design, manufacturing and testing. In wireless communications, we must have the technology and process excellence to support large volume production requirements.

Focus on efficiency and value.

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

Defense and Satellite Communications.

          In the defense and satellite communications markets, Merrimac's components are found in a diverse array of applications ranging from national missile defense systems to fighter jets, electronic warfare, shipboard radar communications and other mission-critical applications. Almost all satellites in orbit today carry aboard some Merrimac technology.

          For our prime contractor customers in defense and satellite communications, we deliver highly customized solutions that are designed for specific applications under very specific design criteria and rigid requirements. Today defense and satellite communications customers seek components and subsystems that meet higher integration and performance standards in smaller, lighter and less costly to produce integrated modules. These products must have exceptional shielding properties and must be able to function without failure in environments with wide temperature changes and high levels of shock and vibration.

Wireless.

          For original equipment manufacturing customers in the wireless communications market, we provide broad customers prefer our value-added
Multi-Mix(R) solutions to conventional approaches because it enables them to:

     o    Minimize considerable costs of design, test and measurement, packaging, and manufacturing, as well as the unpredictable follow-on costs typically associated with factory tuning and optimization;

     o    Utilize modules that integrate functionality. We dramatically reduce size, weight, cost, component count and optimize thermal management by providing leading-edge multifunction modules;

     o    Reduce the time and costs it takes to implement manufacturable and repeatable products; and

     o    Outsource functions that are not considered their own core competencies, which in turn allow them to maintain focus on their core business competencies.

Pursue New and Existing Markets.

          The Company intends to use its core competencies and market position to pursue other wireless opportunities using the component and integration capabilities of our Multi-Mix(R) Technology. The Company plans to offer both custom components and higher orders of integrated assemblies for existing and developing space and defense requirements through the RF Microwave, Microwave micro-circuitry and Multi-Mix(R) technologies.

Expand Business through Strategic Acquisitions.

          The Company intends to pursue opportunistic acquisitions of companies, product lines and technologies that complement its business. The Company will focus on acquisitions that leverage its technical expertise and business development resources and provide a competitive advantage for its targeted markets.

MARKETING

          Merrimac markets its products in the United States and Canada directly to customers through a sales and marketing staff comprised of 13 employees, including four employees located at FMI in Ottawa, Canada, and through 13 independent domestic sales organizations. Merrimac relies on 15 independent sales organizations to market its products elsewhere in the world. Merrimac's marketing program focuses on identifying new programs and applications for which
Merrimac can develop prototypes leading to volume production orders.

          Merrimac's customers are primarily major industrial corporations that integrate Merrimac's products into a wide variety of defense and commercial systems.

          Merrimac's customers include:

          o    The Boeing Company

          o    Raytheon Company

          o    Northrop Grumman Corporation

          o    Lockheed Martin Corporation

          o    Loral Space & Communications Ltd.

          o    Celestica, Inc.

          o    EADS Astrium

          o    BAE Systems

          o    ITT

          o    General Dynamics Corporation

          The following table presents our key customers and the percentage of net sales made to such customers:

                               2004   2003
                               ----   ----
Raytheon Company               13.9%  12.3%
Northrop Grumman Corporation   11.9%  12.4%
The Boeing Company              7.8%  16.1%

          Sales to the foreign geographic area of Europe were 8.9%, 10.3% and
11.2% of net sales in fiscal years 2004, 2003 and 2002, respectively.

          FMI's key customers include:

          o    M/A-Com, Inc.

          o    Raytheon Canada Ltd.

          o    Filtronic Broadband Ltd.

          o    Trak Microwave Corporation

          o    Endwave North East Corporation

          o    Communication Techniques Inc.

          o    Signal Technology Corporation

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
customers.

RESEARCH AND DEVELOPMENT

          During 2004, 2003 and 2002, research and development expenditures amounted to $1,723,000, $1,737,000 and $2,729,000, respectively. With the exception of $198,000 of expenses at FMI, substantially all of the research and development funds in fiscal 2004 were expended for new Multi-Mix(R)
Microtechnology products. Merrimac plans to commit research and development funds at similar levels in fiscal 2005, and will focus its efforts on new product development for specific customer applications requiring integration of circuitry and further miniaturization, precision and volume applications.

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

BACKLOG

          Merrimac manufactures specialized components and subsystems pursuant to firm orders from customers and standard components for inventory. As of
January 1, 2005, Merrimac had a firm backlog of orders of approximately $12.9 million. Merrimac estimates that approximately 90% of the orders in its backlog as of January 1, 2005 will be shipped within one year. Merrimac does not consider its business to be seasonal.

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

          In April 2001, Factory Mutual (now FM Approvals) awarded ISO 9002 certification to the Company's FMI manufacturing facility in Ottawa, Ontario,
Canada. In October 2002, the Multi-Mix(R) operations in West Caldwell, New
Jersey achieved certification to ISO 9001:2000. In December 2002, the
Multi-Mix(R) facility in Costa Rica achieved certification to ISO 9001:2000. In
August 2003, Merrimac's Quality system was revised to incorporate the Costa Rica facility with the West Caldwell, New Jersey location. During 2003, Factory
Mutual performed auditing and issued Certificates of Registration to ISO
9001:2000, covering both locations. In September 2003 Factory Mutual issued FMI a Certificate of Registration to ISO 9001:2000. In December 2004, FM Approvals
issued a Certificate of Registration to the West Caldwell, New Jersey location for ISO 9001:2000 and the Aerospace Standard AS9100.

          Electronic components and raw materials used in Merrimac's products are generally available from a sufficient number of qualified suppliers. Some materials are standard items. Subcontractors manufacture certain materials to
Merrimac's specifications. Merrimac is not dependent upon any single supplier for any of its components or materials.

EMPLOYEE RELATIONS

          As of January 1, 2005, Merrimac employed approximately 240 full time employees, including 70 employees at FMI and 60 employees at Merrimac's Costa
Rica facilities. None of Merrimac's employees are represented by a labor organization. Management believes that relations with its employees are satisfactory.

PATENTS

          As of March 26, 2005, Merrimac owns 13 U.S. patents with respect to certain inventions it developed. No assurance can be given that the protection that Merrimac has acquired through patents is sufficient to deter others, legally or otherwise, from developing or marketing competitive products. There can be no assurance that any of the patents will be found valid, if validity is challenged. Although Merrimac has from time to time filed patent applications in connection with the inventions which it believes are patentable, there can be no assurance that these applications will receive patents.

INVESTMENT CONSIDERATIONS

          You should carefully consider the matters described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Our business operations may be impaired by additional risks and uncertainties of which we are unaware or that we currently consider immaterial.

          Our business, results of operations or cash flows may be adversely affected if any of the following risks actually occur. In such case, the trading price of our common stock could decline, and you may lose part or all of your investment.

The market for our products, in particular our Multi-Mix(R) products, is new and rapidly evolving. If we are not able to develop or enhance our products, or to respond to customer needs, our net revenues will suffer.

          Our future success depends in large part on our ability to develop and market our new line of Multi-Mix(R) modules, filters, couplers and delay lines products, particularly to the wireless base station and defense sectors. We will also need to continually enhance our existing core products (passive RF and microwave component assemblies, power dividers and other micro circuitry products), lower product cost and develop new products that maintain technological competitiveness. Our core products must meet changing customer, regulatory and particular technological requirements and standards, and our
Multi-Mix(R) products especially must respond to the changing needs of our customers, particularly our OEM customers. These customer requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards and our business could suffer.

Multi-Mix(R) Microtechnolgy and Multi-Mix PICO(R) Products.

          We have made capital investments of approximately $14 million in our proprietary line of Multi-Mix(R) Microtechnology products.

          While we have generated revenues and developed a customer base for our
Multi-Mix(R) products, if a competitive product or decreased consumer demand for our Multi-Mix(R) products resulted in significant decrease in those revenues, our ability to recover our investment in our Multi-Mix(R) Microtechnology product assets could be negatively impacted and result in a write off of the carrying value of these assets and an impairment charge to our earnings.

          In addition, we have invested significant engineering, research and development, personnel and other resources in developing our new Multi-Mix
Zapper(R) product line, introduced in June 2004. While revenues to date have not been material, we intend to incur significant additional expenses, including sales and marketing costs, in implementing our strategic plan to commercialize various applications of our Multi-Mix(R) technologies. These products are direct drop-in replacements for competing technologies used in virtually all wireless basestations. There are competing technologies already in the marketplace, and in order to obtain market share we will have to convince customers to convert to our products from those that are already in use.

          We may seek to enter into joint ventures, research and development, distribution and other arrangements with third party OEM's, defense contractors, universities and research institutions and others in order to successfully market our Multi-Mix(R) products. In fact, we may find it necessary to enter into such arrangements if our own resources are inadequate to develop recurring revenues and a sustained commercial market for these products. There can be no assurance we will be able to enter into such arrangements, or do so on commercially attractive terms, if necessary.

          Our business plan anticipates significant future revenues from our
Multi-Mix(R) products. Due to economic and market conditions in the wireless industry over the past several years, telecommunications system service providers substantially reduced their capital equipment purchasers from our customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix(R) Microtechnology product purchases that had been anticipated from certain specific customers or programs, in connection with the improved conditions in the industry, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments. If we are unable to generate significant future revenues from these Multi-Mix(R) products or identify alternative uses, sufficient to recover our investment, we could have to write down the carrying value of these assets, thereby incurring an impairment charge to earnings, which would significantly harm our operations and financial condition.

Our products are intended for use in various sectors of the satellite, defense and telecommunications industries, which produces technologically advanced products with short life cycles.

          Factors affecting the satellite, defense and telecommunications industries, in particular the short life cycle of certain products, could seriously harm our customers and reduce the volume of products they purchase from us. These factors include:

          o    the inability of our customers to adapt to rapidly changing technology and evolving industry standards that result in short product life cycles;

          o    the inability of our customers to develop and market their products, some of which are new and untested; and

          o    the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread
               commercial acceptance.

The expenses relating to our products might increase, which could reduce our gross margins.

          In the past, developing engineering solutions, meeting research and development challenges and overcoming production and manufacturing issues have resulted in additional expenses. These expenses create pressure on our average selling prices and may result in decreased margins of our products. We expect that this will continue. In the future, competition could increase, and we anticipate this may result in additional pressure on our pricing. We also may not be able to increase the price of our products in the event that the cost of components or overhead increase. Changes in exchange rates between the United
States and Canadian dollars, and other currencies, might result in further disparity between our costs and selling price and hurt our ability to maintain gross margins.

We carry inventory and there is a risk we may be unable to dispose of certain items.

          We procure inventory based on specific customer orders and forecasts.
Customers have certain rights of modification with respect to these orders and forecasts. As a result, customer modifications to orders and forecasts affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory for the related customers. Although we may be able to use some of these excess components and raw materials in other products we manufacture, a portion of the cost of this excess inventory may not be recoverable from customers, nor may any excess quantities be returned to the vendors. We also may not be able to recover the cost of obsolete inventory from vendors or customers.

          Write offs or write downs of inventory generally arise from:

          o    declines in the market value of inventory;

          o    changes in customer demand for inventory, such as cancellation of orders; and

          o    our purchases of inventory beyond customer needs that result in excess quantities on hand and that we are not able to return to the vendor or charge back to the customer.

          Our products and therefore our inventories are subject to
technological risk. At any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk we may be unable to sell our inventory in a timely manner and avoid it becoming obsolete. As of January 1,
2005, our inventories including raw materials, work-in-process and finished goods, were valued at $2.9 million and we had valuation allowances for obsolescence and cost overruns of $1.9 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our reserves and our operating results could be substantially harmed.

We generally do not obtain long-term volume purchase commitments from customers, and, therefore, cancellations, reductions in production quantities and delays in production by our customers could adversely affect our operating results.

          We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, choose not to exercise options for further product purchases, reduce production quantities or delay production for a number of reasons. In the event our

customers experience significant decreases in demand for their products and services, our customers may cancel orders, delay the delivery of some of the products that we manufactured or place purchase orders for fewer products than we previously anticipated. Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers would:

          o    adversely affect our operating results by reducing the volumes of products that we manufacture for our customers;

          o    delay or eliminate recoupment of our expenditures for inventory purchased in preparation for customer orders; and

          o    lower our asset utilization, which would result in lower gross margins.

Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our services and liability claims against us.

          We manufacture products to our customers' specifications that are highly complex and may at times contain design or manufacturing defects. Defects have been discovered in products we manufactured in the past and despite our quality control and quality assurance efforts, defects may occur in the future.
Defects in the products we manufacture, whether caused by design, manufacturing or component defects, may result in delayed shipments to customers or reduced or cancelled customer orders. If these defects occur in large quantities or frequently, our business reputation may also be tarnished. In addition, these defects may result in liability claims against us. Even if customers are responsible for the defects, they may or may not be able to assume responsibility for any costs or payments.

We are subject to risks of currency fluctuations.

          A portion of our business is conducted in currencies other than the
U.S. dollar. Changes in exchange rates among other currencies and the U.S.
dollar will affect our cost of sales, operating margins and revenues. Our
Canadian operations were adversely impacted in fiscal 2004 as a result of changes in the Canadian and U.S. Dollar exchange rates. We cannot predict the impact of future exchange rate fluctuations. In addition, certain of our subsidiaries that have non-U.S. dollar functional currencies transact business in U.S. dollars.

We rely on a small number of customers for a substantial portion of our net sales, and declines in sales to these customers could adversely affect our operating results.

          Sales to our five largest customers accounted for 45.6% of our net sales in the fiscal year ended January 1, 2005 and our two largest customers,
Raytheon Company and Northrop Grumman Corporation, accounted for 13.9%, and
11.9%, respectively, of our net sales for that period. For 2003, Raytheon
Company, Northrop Grumman Corporation and the Boeing Company accounted for approximately 12.3%, 12.4% and 16.1%, respectively, of our net sales. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycle, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of products ordered from us as a result of changes in their business, consolidation or divestitures or for other reasons. We cannot be certain that present or future large customers will not terminate their arrangements with us or significantly change, reduce or delay the amount of products ordered from us, any of which would adversely affect our operating results.

          A substantial portion of our revenues are related to the defense and military communications sectors. However, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company's core strengths and revenue generators. Accordingly, our defense and military product revenues may decrease, and should not be expected to increase, at times of armed conflicts or war.

Variations in our quarterly operating results could occur due to factors including changes in demand for our products, the timing of shipments and changes in our mix of net revenues.

          Our quarterly net revenues, expenses and operating results have varied in the past and might vary significantly from quarter to quarter in the future.
Quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and should not be relied on to predict our future performance. Our short-term expense levels and manufacturing and production facilities infrastructure overhead are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in net revenues in a quarter, we could have difficulty adjusting our short-term expenditures and absorbing our excess capacity expenses. If this were to occur, our operating results for that quarter would be negatively impacted. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

          o    changes in the mix of net revenues attributable to higher-margin and lower-margin products;

          o    customers' decisions to defer or accelerate orders;

          o    timing of shipments of orders for our products;

          o    changes in product mix which could cause unexpected engineering or research and development costs;

          o    changes in demand for our products;

          o    announcements or introductions of new products by our
               competitors;

          o    engineering or production delays due to product defects or quality problems and production yield issues; and

          o    defense budgets are very dynamic which could cause military program delays or cancellations.

Competition.

          The microwave component and subsystems industry continues to be highly competitive. The Company competes against many companies, both foreign and domestic, many of which are larger and have greater financial and other resources. Direct competitors for Merrimac in the commercial market are Anaren,
Sirenza, Vari-L, Radiall and Sochen. Major competitors for Merrimac in the military market are Anaren, M/A Com, L-3 Communications (Narda), Sage, TRM and
KW Microwave. Major competitors for Filtran in the microwave micro-circuitry market are Labtech, MPC and Precision Instruments. As a direct supplier to OEMs, the Company also faces significant competition from the in-house capabilities of its customers. However, the current trend in the wireless marketplace has been for the OEMs to outsource more design and production work, thereby freeing up their internal resources for other use. Thus, the Company believes that internal customer competition exists predominantly in its space and defense and satellite businesses.

          In the wireless market, increased price pressure from the Company's customers is a continuing challenge. It is anticipated that this pricing pressure will continue indefinitely.

          The principal competitive factors are technical performance, reliability, ability to produce in volume, on-time delivery and price. Based on these factors, the Company believes that it competes favorably in its markets.
The Company believes that it is particularly strong in the areas of technical performance and on-time delivery in the wireless marketplace. The Company believes that it competes favorably on price as well.

          The RF and microwave components industry is highly competitive and has become more so as defense spending has changed program spending profiles.
Furthermore, current Department of Defense efforts are shifting funds to support troops engaged in existing hostilities around the world. We compete against numerous U.S. and foreign providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally.
Changes in the industries and sectors we service could significantly harm our ability to compete, and consolidation trends could result in larger competitors that may have significantly greater resources with which to compete against us.

          We may be operating at a cost disadvantage compared to manufacturers who have greater direct buying power from component suppliers, distributors and raw material suppliers or who have lower cost structures. Our manufacturing processes are generally not subject to significant proprietary protection, and companies with greater resources or a greater market presence may enter our market or increase their competition with us. Increased competition could result in price reductions, reduced sales and margins or loss of market share.

Intellectual Property.

          Substantial litigation regarding intellectual property rights exists in our industry. We do not believe our intellectual properties infringe those of others, and are not aware that any third party is infringing our intellectual property rights. A risk always exists that third parties, including current and potential competitors, could claim that our products, or our customers'
products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. We may discover that a third party is infringing upon our intellectual property rights, or has been issued an infringing patent.

          Infringement suits are time consuming, complex, and expensive to litigate. Such litigation could cause a delay in the introduction of new products, require us to develop non-infringing technology, require us to enter into royalty or license agreements, if available, or require us to pay substantial damages. We have agreed to indemnify certain customers for infringement of third-party intellectual property rights. We could incur substantial expenses and costs in case of a successful indemnification claim. If a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis, our business could be significantly negatively impacted.

          The Company's success depends to a significant degree upon the preservation and protection of its product and manufacturing process designs and other proprietary technology. To protect, its proprietary technology, the
Company generally limits access to its technology, treats portions of such technology as trade secrets, and obtains confidentiality or non-disclosure agreements from persons with access to the technology. The Company's agreements with its employees prohibits employees from disclosing any confidential information, technology developments and business practices, and from disclosing any confidential information entrusted to the Company by other parties.
Consultants engaged by the Company who have access to confidential information generally sign an agreement requiring them to keep confidential and not disclose any non-public confidential information.

          The Company currently has 13 active patents and has filed 2 other patent applications that are currently pending before the United States Patent and Trademark Office to protect both the design and manufacture of its products.
The Company plans to pursue intellectual property protection in foreign countries, primarily in the form of international patents, in instances where the technology covered is considered important enough to justify the added expense. By agreement, Company employees who initiate or contribute to a patentable design or process are obligated to assign their interest in any potential patent to the Company.

Our executive officers, engineers, research and development and technical personnel are critical to our business, and without them we might not be able to execute our business strategy.

          Our financial performance depends substantially on the performance of our executive officers and key employees. We are dependent in particular on
Mason Carter, who serves as our Chief Executive Officer, Reynold Green, our
Chief Operating Officer, Robert Condon, who serves as our Chief Financial
Officer and James Logothetis, our Chief Technology Officer. We are also dependent upon our other highly skilled engineering, research and development and technical personnel, due to the specialized technical nature of our business. If we lose the services of any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements.

Government Regulation.

          The Company's products are incorporated into telecom and wireless communications systems that are subject to regulation domestically by various government agencies, including the Federal Communications Commission and internationally by other government agencies. In addition, because of its participation in the satellite and defense industry, the Company is subject to audit from time to time for compliance with government regulations by various governmental agencies. The Company is also subject to a variety of local, state and federal government regulations relating to environmental laws, as they relate to toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it operates its business in material compliance with applicable laws and regulations. However, any failure to comply with existing or future laws or regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

Export controls.

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
The Company believes that it has implemented internal export procedures and controls in order to achieve compliance with the applicable U.S. export control regulations. However, the U.S. government agencies responsible for administering
EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations, and it is possible that these regulations could adversely affect the Company's ability to sell its products to non-U.S. customers.

Risks of International Operations.

          A significant percentage of the Company's revenues is derived from the operations of its wholly-owned subsidiaries in Costa Rica and Canada. These revenues are subject to the risks normally associated with international operations which include, without limitation, fluctuating currency exchange rates, changing political and economic conditions, difficulties in staffing and managing foreign operations, greater difficulty and expense in administering business abroad, complications in complying with foreign laws and changes in regulatory requirements, and cultural differences in the conduct of business.

          While the Company believes that current political and economic conditions in Canada and Costa Rica are relatively stable, such conditions may adversely change so as to effect underlying business assumptions about the current opportunities which exist for doing business in those countries. In particular, the government in Costa Rica could change, the currency exchange rate between the U.S. and Canadian dollars may change adversely (as occurred in
2004), or the cost of labor and/or goods and services necessary to the operations of the Company may increase.

Recently enacted changes in the Securities Laws and Regulations are likely to increase costs.

          The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") has required changes in some of our corporate governance, securities disclosure and compliance practice. In response to the requirements of the Sarbanes-Oxley Act, the SEC and the American Stock Exchange have promulgated new rules in a variety of subjects. Compliance with these new rules has increased our legal and accounting costs, and we expect these increased costs to continue indefinitely.
These developments may also make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of December 30, 2006 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

          As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on
Form 10-K or 10-KSB that contains an assessment by management of the effectiveness of the Company's internal control over financial reporting. In addition, the public accounting firm auditing a company's financial statements must attest to and report on both management's assessment as to whether the company maintained effective internal control over financial reporting and on the effectiveness of the company's internal control over financial reporting.

          We are currently undergoing a comprehensive effort to comply with
Section 404 of the Sarbanes-Oxley Act. If we are unable to complete our assessment in a timely manner or if our independent auditors issue other than an unqualified opinion on the design, operating effectiveness or management's assessment of internal control over financial reporting, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

ITEM 2. DESCRIPTION OF PROPERTY

UNITED STATES

          Merrimac's administrative offices, research and principal production facilities are located in West Caldwell, New Jersey, on a five-acre parcel owned by Merrimac. The West Caldwell plant comprises 71,200 square feet.

          Merrimac owns all of its land, buildings, laboratories, production and office equipment, as well as its furniture and fixtures in West Caldwell, New
Jersey. Merrimac believes that its plant and facilities are well suited for
Merrimac's business and are properly utilized, suitably located and in good condition.

CANADA

          In February 1999, Merrimac entered into a seven-year lease for a
20,000 square-foot manufacturing facility in Ottawa, Ontario, Canada in connection with Merrimac's acquisition of FMI. Merrimac has the option to extend the lease for an additional three-year term, and intends to exercise such option in July 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of Merrimac's stockholders during the fourth quarter of fiscal 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS
ISSUER PURCHASES OF EQUITY SECURITIES

Merrimac's Common Stock has been listed and traded on The American Stock
Exchange since July 11, 1988, under the symbol MRM. As of March 26, 2005,
Merrimac had approximately 200 holders of record. Merrimac believes there are approximately 1,200 additional holders in "street name"

through broker nominees.

The following table sets forth the range of the high and low sales prices as reported by the AMEX for the period from December 29, 2002 to January 1, 2005.

Fiscal Year Ended January 1, 2005                                  High     Low
---------------------------------                                 ------   -----
First Quarter..................................................   $10.59   $5.75
Second Quarter.................................................   $10.69   $6.91
Third Quarter..................................................   $ 9.35   $6.35
Fourth Quarter.................................................   $ 9.50   $8.50

Fiscal Year Ended January 3, 2004                                  High     Low
---------------------------------                                 ------   -----
First Quarter..................................................    $5.10   $4.43
Second Quarter.................................................    $4.65   $2.70
Third Quarter..................................................    $5.28   $3.20
Fourth Quarter.................................................    $7.00   $4.12

          Merrimac has not paid any cash dividends to its stockholders since the third quarter of 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

Merrimac Industies, Inc. is involved in the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics, and microstrip, bonded stripline and thick metal-backed Teflon(R) (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. The Company's operations are conducted primarily through two business segments: (1) electronic components and
(2) microwave micro-circuitry (its subsidiary, Filtran Microcircuits Inc.).

The following table provides a breakdown of our sales between these segments:

                                         2004                       2003
                               ------------------------   ------------------------
                                    $        % of sales        $        % of sales
                               -----------   ----------   -----------   ----------

Electronic components          $25,141,000      81.2%     $23,962,000      87.7%
Microwave micro-circuitry(1)   $ 5,956,000      19.2%     $ 3,709,000      13.6%
Less intersegment sales        $  (148,000)     (0.4)%    $  (349,000)     (1.3)%
                               -----------     -----      -----------     -----
Consolidated                   $30,949,000     100.0%     $27,322,000     100.0%
                               ===========     =====      ===========     =====

(1)  Substantially all conducted by our Canadian subsidiary, Filtran
     Microcircuits Inc.

Merrimac is a versatile technologically oriented company specializing in miniature radio frequency lumped-element components, integrated networks, microstrip and stripline microwave components, subsystems and ferrite attenuators. Of special significance has been the combination of two or more of these technologies into single components to achieve superior performance and reliability while minimizing package size and weight. Merrimac components are today found in applications as diverse as satellites, military and commercial aircraft, radar, cellular radio systems, medical and dental diagnostic instruments, personal communications systems ("PCS") and wireless Internet connectivity. Merrimac's components range in price from $0.50 to more than
$10,000 and its subsystems range from $500 to more than $500,000.

Multi-Mix(R)

In 1998, Merrimac introduced Multi-Mix(R) Microtechnology capabilities, an innovative process for microwave, multilayer integrated circuits and micro-multifunction module (MMFM)(R) technology and subsystems. This process is based on fluoropolymer composite substrates, which are bonded together into a multilayer structure using a fusion bonding process. The fusion process provides a homogeneous dielectric medium for superior electrical performance at microwave frequencies. This 3-dimensional Multi-Mix(R) design consisting of stacked circuit layers permits the manufacture of components and subsystems that are a fraction of the size and weight of conventional microstrip and stripline products.

Multi-Mix PICO(R)

In July 2001, Merrimac introduced its Multi-Mix PICO(R) Microtechnology. Through
Multi-Mix PICO(R) technology, Merrimac offers a group of products at a greatly reduced size, weight and cost that includes hybrid junctions, directional couplers, quadrature hybrids, power dividers and inline couplers, filters and vector modulators along with 802.11a, 802.11b, and 802.11g Wireless LAN (Local
Area Network) modules. When compared to conventional multilayer quadrature hybrids and directional coupler products, Multi-Mix PICO(R) is more than 84%
smaller in size, without the loss of power or performance. Merrimac has completed the development of integrated inline multi-couplers and is supplying these Multi-Mix PICO(R) products to major basestation customers.

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
systems. Merrimac's customers include:

          o    The Boeing Company

          o    Raytheon Company

          o    Northrop Grumman Corporation

          o    Lockheed Martin Corporation

          o    Loral Space & Communications Ltd.

          o    Celestica, Inc.

          o    EADS Astrium

          o    BAE Systems

          o    ITT

          o    General Dynamics Corporation

The following table presents our key customers and the percentage of net sales made to such customers:

                               2004   2003
                               ----   ----
Raytheon Company               13.9%  12.3%
Northrop Grumman Corporation   11.9%  12.4%
The Boeing Company              7.8%  16.1%

Sales to the foreign geographic area of Europe were 8.9%, 10.3% and 11.2% of net sales in fiscal years 2004, 2003 and 2002, respectively.

The following table provides a breakdown of the net sales by customer industry segment and geographic area:

                                                     2004                                   2003
                                     ------------------------------------   ------------------------------------
                                       North America       Rest of World      North America       Rest of World
                                     -----------------   ----------------   -----------------   ----------------
                                          $         %        $         %        $          %        $         %
                                     ----------   ----   ----------   ---   ----------   ----   ----------   ---

Military and commercial satellites   $6,947,000   22.4%  $  459,000   1.5%  $6,442,000   23.6%  $1,067,000   3.9%
Defense                              $9,993,000   32.3%  $2,134,000   6.9%  $7,436,000   27.2%  $1,620,000   5.9%
Commercial                           $9,818,000   31.7%  $1,598,000   5.2%  $8,511,000   31.2%  $2,246,000   8.2%

          Acquired by Merrimac in February 1999, Filtran Microcircuits Inc.
("FMI") is a leading manufacturer of microwave micro-circuitry for the high frequency communications industry. FMI produces microstrip, bonded stripline, and thick metal-backed Teflon(R) (PTFE) microcircuits for RF applications including satellite, aerospace, PCS, fiber optic telecommunications, automotive, navigational and defense applications worldwide. FMI participates in the market for millimeter-wave applications. FMI also supplies mixed dielectric multilayer and high speed interconnect circuitry to meet customer demand for high performance and cost-effective packaging. FMI's key customers include:

          o    M/A-Com, Inc.

          o    Raytheon Canada Ltd.

          o    Filtronic Broadband Ltd.

          o    Trak Microwave Corporation

          o    Endwave North East Corporation

          o    Communication Techniques Inc.

          o    Signal Technology Corporation

For more information regarding our electronics components business and the microwave micro-circuitry business done by FMI, please see Note 8 of the Notes to Consolidated Financial Statements.

The Company markets and sells its products domestically and internationally through a direct sales force and manufacturers' representatives. Merrimac has traditionally developed and offered for sale products built to specific customer needs, as well as standard catalog items. The following table provides a breakdown of electronic components sales as derived from initial orders for products custom designed for specific customer applications, repeat orders for such products and from catalog sales:

                 2004   2003   2002
                 ----   ----   ----
Initial designs   27%    35%    35%
Repeat designs    58%    48%    50%
Catalog sales     15%    17%    15%

The Company believes that while its wireless subscriber base continues to grow, the recent economic downturn, resulting in reduced spending by wireless telecommunications service providers, has caused many wireless telecommunications equipment manufacturers to delay or forego purchases of the
Company's products. However, the Company expects that its defense and satellite customers should continue to maintain their approximate current levels of orders during fiscal year 2005, though there are no assurances they will do so.
Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company's core strengths and revenue generators. Accordingly, our defense and military product revenues may decrease and should not be expected to increase, at times of armed conflicts or war. The Company also anticipates increased levels of orders during fiscal year 2005 for its Multi-Mix(R) Microtechnology products, based on inquiries from existing customers, requests to quote from new and existing customers and market research. The improved telecommunications sector and the continued efforts to diversify FMI into wireless base stations, automotive and defense applications has resulted in additional orders for FMI, which the Company anticipates will continue.

Cost of sales for the Company consists of materials, salaries and related expenses, and outside services for manufacturing and certain engineering personnel and manufacturing overhead. Our products are designed and manufactured in the Company's facilities. The Company's manufacturing and production facilities infrastructure overhead are relatively fixed and are based on its expectations of future net revenues. Should the Company experience a reduction in net revenues in a quarter, it could have difficulty adjusting short-term expenditures and absorbing any excess capacity expenses. If this were to occur, the Company's operating results for that quarter would be negatively impacted.
In order to remain

competitive, the Company must continually reduce its manufacturing costs through design and engineering innovations and increases in manufacturing efficiencies.
There can be no assurance that the Company will be able to reduce its manufacturing costs.

Depreciation and amortization expenses exceeded capital expenditures for new projects and production equipment during 2004 by approximately $1,500,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2005 by approximately $800,000. The Company intends to issue up to $1,900,000 of purchase order commitments for capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during fiscal year 2005.

Selling general and administrative expenses consist of personnel costs for administrative, selling and marketing groups, sales commissions to employees and manufacturing representatives, travel, product marketing and promotion costs, as well as legal, accounting, information technology and other administrative costs. The Company expects to continue to make significant and increasing expenditures for selling, general and administrative expenses, especially in connection with implementation of its strategic plan for generating and expanding sales of Multi-Mix(R) products.

Research and development expenses consist of materials, salaries and related expenses of certain engineering personnel, and outside services related to product development projects. The Company charges all research and development expenses to operations as incurred. The Company believes that continued
investment in research and development is critical to the Company's long-term business success. We intend to continue to invest in research and development programs in future periods, and expect that these costs will increase over time, in order to develop new products, enhance performance of existing products and reduce the cost the cost of current or new products.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The following is a summary of the carrying amounts of the Multi-Mix(R)
Microtechnology net assets included in the Company's consolidated financial statements at January 1, 2005 and the related future planned purchases and lease obligation commitments through January 2006.

Net assets:
   Property, plant and equipment, at cost           $14,265,000
   Less accumulated depreciation and amortization     5,392,000
                                                    -----------
   Property, plant and equipment, net                 8,873,000
   Inventories                                          585,000
   Other assets, net                                    263,000
                                                    -----------
   Total net assets at January 1, 2005              $ 9,721,000
                                                    -----------

   Commitments:
   Planned equipment purchases for 2005             $   700,000
   Lease obligations through January 2006               325,000
                                                    -----------
   Total commitments                                $ 1,025,000
                                                    -----------
   Total net assets and commitments                 $10,746,000
                                                    ===========

Approximately 32% of the property, plant and equipment may be utilized in other areas of our electronic components operations.

The Company anticipates receiving additional orders during 2005 for its
Multi-Mix(R) Microtechnology products, based on inquiries from existing customers, requests to quote from new and existing customers and market research, for which substantial research and development costs have also been incurred. Due to economic and market conditions in the wireless industry since
2000, wireless telecommunications system service providers substantially reduced their capital equipment purchases from our customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix(R) Microtechnology product purchases that had been anticipated from certain specific customers or programs, in connection with the improved conditions in the industry, the
Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued
extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments.
Should these alternatives not be realized, the Company would have to write down the value of these assets, thereby incurring an impairment charge to earnings, the net result of which would be materially adverse to the financial results and condition of the Company. In accordance with the Company's evaluation of
Multi-Mix(R) under SFAS No. 144, the Company has determined no provision for impairment is required at this time. Management will continue to monitor the recoverability of the Multi-Mix(R) assets.

The Company's planned equipment purchases and other commitments are expected to be funded through a $5,000,000 revolving credit facility, which expires October
8, 2006, and supplemented by cash resources and cash flows that are expected to be provided by operations.

CONTRACT REVENUE RECOGNITION

Contract revenue and related costs on fixed-price and cost-reimbursement contracts that require customization of products to customer specifications are recorded when title transfers to the customer, which is generally on the date of shipment. Prior to shipment, manufacturing costs incurred on such contracts are recorded as work-in-process inventory. Anticipated losses on contracts are charged to operations when identified. Revenue related to non-recurring engineering charges is generally recognized upon shipment of the related initial units produced or based upon contractually established stages of completion. The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The Company recognizes revenue in accordance with the provisions of Staff Accounting
Bulletin No. 104.

INVENTORY VALUATION

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,942,000 at January
1, 2005 and $1,787,000 at January 3, 2004, of which $901,000 and $747,000, respectively, represented cost overruns.

Procurement of inventory is based on specific customer orders and forecasts.
Customers have certain rights of modification with respect to these orders and forecasts. As a result, customer modifications to orders and forecasts affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory for the related customers. Although we may be able to use some of these excess components and raw materials in other products we manufacture, a portion of the cost of this excess inventory may not be recoverable from customers, nor may any excess quantities be returned to the vendors. We also may not be able to recover the cost of obsolete inventory from vendors or customers.

Write offs or write downs of inventory generally arise from:

     o    declines in the market value of inventory; and

     o    changes in customer demand for inventory, such as cancellation of orders and our purchases of inventory beyond customer needs that result in excess quantities on hand and that we are not able to return to the vendor or charge back to the customer.

VALUATION OF GOODWILL

With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company performed the annual assessment during the fourth quarter of 2004 and determined there was no impairment.

VALUATION OF DEFERRED TAX ASSETS

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued
unchanged in fiscal years 2003 and 2004. Management believes that a valuation allowance is not required for FMI's deferred tax assets as their realization is more likely than not.

                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY

The following table displays line items in the Consolidated Statements of
Operations as a percentage of net sales.

                                                       Percentage of Net Sales
                                                --------------------------------------
                                                             Years Ended
                                                --------------------------------------
                                                             (Unaudited)
                                                January 1,   January 3,   December 28,
                                                   2005         2004          2002
                                                ----------   ----------   ------------

Net sales....................................     100.0%       100.0%        100.0%
                                                  -----        -----         -----
Costs and expenses:
   Cost of sales.............................      58.3         61.3          57.4
   Selling, general and administrative.......      31.7         34.9          36.4
   Research and development..................       5.6          6.4          11.1
   Restructuring charges.....................        --           .6           2.1
                                                  -----        -----         -----
                                                   95.6        103.2         107.0
                                                  -----        -----         -----

Operating income (loss)......................       4.4         (3.2)         (7.0)
Interest and other expense, net..............      (0.8)        (1.0)          (.7)
Gain on disposition of assets................        --           .4            --
                                                  -----        -----         -----

Income (loss) before income taxes............       3.6         (3.8)         (7.7)
Provision (benefit) for income taxes.........       (.3)         (.4)          1.0
                                                  -----        -----         -----
Net income (loss)............................       3.9%        (3.4%)        (8.7%)
                                                  =====        =====         =====

2004 COMPARED TO 2003

Net sales.

Consolidated results of operations for 2004 reflect an increase in net sales from 2003 of $3,627,000 or 13.3% to $30,949,000. This increase was attributable to a $1,179,000 increase in net sales of electronic components and a $2,247,000 increase in sales of microwave micro-circuitry products from the Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI"). The increase in net sales for the electronic components segment for 2004 is attributable to improved orders in 2004 from existing satellite and defense customers and a higher backlog at the beginning of 2004 as compared to the beginning of 2003; the higher backlog reflected new orders from existing customers in the Company's defense business. The Company expects that its defense and satellite customers should continue to maintain their approximate current levels of orders during fiscal year 2005, though there are no assurances they will do so. Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company's core strengths and revenue generators. The Company also anticipates increased levels of orders during fiscal year 2005 for its Multi-Mix(R) Microtechnology products, based on inquiries from existing customers, requests to quote from new and existing customers and market research. The increase in sales of the microwave micro-circuitry segment for 2004 was due to new orders from both existing and new customers due to the continued efforts to diversify FMI into wireless base stations, automotive and defense applications. FMI anticipates much of this new order volume to renew in future periods.

Backlog represents the amount of orders the Company has received that have not been shipped as of the end of a particular fiscal period. The orders in backlog are a measure of future sales and determine the Company's upcoming material, labor and service requirements. The book-to-bill ratio for a particular period represents orders received for that period divided by net sales for the same period. The Company looks for this ratio to exceed 1.0, indicating the backlog is being replenished at a higher rate than the sales being removed from the backlog.

The following table presents key performance measures that we use to monitor our operating results:

                                                           2004         2003
                                                       -----------   -----------
Beginning Backlog                                      $12,395,000   $10,044,000
Plus Bookings                                          $31,499,000   $29,673,000
Less Net Sales                                         $30,949,000   $27,322,000
Ending Backlog                                         $12,945,000   $12,395,000
Book-to-Bill Ratio                                            1.02          1.09

Orders of $31,499,000 were received for 2004, an increase of $1,826,000 or 6.2%
compared to $29,673,000 in orders received for 2003. Backlog increased by
$550,000 to $12,945,000 at the end of 2004 compared to $12,395,000 at year-end
2003.

Cost of sales and Gross profit.

The following table provides comparative gross profit information, by product segment, for the past two years.

                                            2004                                   2003
                            ------------------------------------   ------------------------------------
                                           Increase/                              Increase/
                                          (Decrease)      % of                   (Decrease)      % of
                                          from prior    Segment                  from prior    Segment
                                 $           year      Net Sales        $           year      Net Sales
                            -----------   ----------   ---------   -----------   ----------   ---------

Electronic Components
   Gross Profit             $11,341,000   $1,841,000     45.1%     $ 9,500,000    $ 604,000     39.6%

Microwave Micro-Circuitry
   Gross Profit             $ 1,569,000   $  492,000     26.3%     $ 1,077,000    $(493,000)    29.0%

Consolidated Gross Profit   $12,910,000   $2,333,000     41.7%     $10,577,000    $ 111,000     38.7%

The increases in gross profit for 2004 for the electronic components segment were due to the overall increase in segment sales along with savings resulting from the increased utilization of the Company's West Caldwell, New Jersey and
Costa Rica manufacturing production facilities, better product mix and the benefits of the cost containment and restructuring programs instituted during
2003. Cost of sales for the electronic components segment also reflects increased staffing to meet production requirements and a reduction of intersegment purchases from FMI of $201,000 for 2004.

Depreciation expense included in 2004 consolidated cost of sales was $2,965,000, an increase of $187,000 compared to 2003. For 2004, approximately $1,593,000 of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. Increases in depreciation expense were a result of capital equipment purchases in the current and prior years.

FMI sales include intersegment sales of $148,000 and $349,000 in 2004 and 2003, respectively. The decrease in gross margin percent for 2004 is due to higher material and overhead costs, including additional overtime, related to the new defense orders booked in 2004. During the second half of 2004, gross profit margin at FMI was negatively impacted by the weakness of the U.S. dollar against the Canadian dollar. The higher material and overtime costs for such defense orders are not expected to continue into future periods, but certain additional overhead costs may affect future results.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $9,820,000 for 2004 increased by
$284,000 or 3.0%, and when expressed as a percentage of net sales, decreased by
3.2 percentage points to 31.7% compared to 2003. 2003 selling, general and administrative expenses included expenses associated with bank modification agreements entered into during the second quarter and additional professional fees that were incurred totaling approximately $400,000. The 2004 selling, general and administrative expenses increased due to higher marketing and administrative costs, including higher professional fees for Sarbanes-Oxley assessments.

Research and development expenses.

Research and development expenses for new products were $1,723,000 for 2004, a decrease of $14,000 or 0.9% and when expressed as a percentage of net sales, a decrease of 0.8 percentage points to 5.6% compared to 2003. Except for $198,000 of expenses at FMI (an increase of $36,000 from such FMI expenses in 2003)
substantially all of the research and development expenses were related to
Multi-Mix(R) Microtechnology and Multi-Mix PICO(R) products. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for Multi-Mix(R).

Operating income.

Consolidated operating income for 2004 was $1,367,000 compared to a consolidated operating loss of $856,000 for 2003. Operating income for 2004 was reduced by
$150,000 for employee incentive compensation payments and by $75,000 for a profit-sharing contribution to the Company's 401(k) Plan. During 2003 the
Company reduced its head count by 14 persons, principally involved in production, manufacturing support, sales and administration. The Company recorded personnel restructuring charges of $160,000, consisting of severance and certain other personnel costs during 2003.

For 2004, the Company's operating income for its electronic component segment was $1,178,000 compared to an operating loss of $860,000 for 2003. For 2004, operating income for the microwave micro-circuitry segment was $189,000 compared to operating income of $4,000 for 2003.

Interest and other expense, net.

Interest and other expense, net was $265,000 for 2004 compared to interest and other expense, net of $271,000 for 2003. Interest expense for 2004 was principally incurred on borrowings under the revolving line of credit and term loans which the Company consummated during the fourth quarter of 2003 at higher interest rates than the previous facility. Interest expense for 2003 was principally incurred on borrowings under the mortgage loan and the term loan facility with its prior bank that was entered into during fiscal year 2002. The reduction of interest and other expense was due to lower outstanding debt balances during 2004 as the Company repaid $1,491,000 throughout 2004.

Income taxes.

The Company's effective tax rate for the year ended January 1, 2005 reflects
U.S. Federal Alternative Minimum Tax and State income taxes for the current year in the amount of $122,000 that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards. Tax benefits were recorded in the amount of $218,000 and $109,000 in 2004 and 2003, respectively, primarily associated with FMI's research and development expenses incurred in
Canada.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. Although management believes these limitations did not impact 2004, the limitation could be triggered during 2005.

Net income.

Net income for 2004 was $1,198,000 compared to a net loss of $914,000 for 2003.
Net income per diluted share for 2004 was $.38 compared to a net loss of $.29 per share for 2003.

2003 COMPARED TO 2002

Net sales.

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

Cost of sales and Gross profit.

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

Selling general and administrative expenses.

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

Research and development expenses.

Research and development expenses for new products were $1,737,000 for 2003, a planned decrease of $992,000 or 36.4% compared to 2002. Except for $163,000 of research and development expenses at FMI, a decrease of $325,000 from 2002 levels, substantially all of the research and development expenses were related to Multi-Mix(R) Microtechnology and Multi-Mix PICO(R) products.

Restructuring charges.

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

Operating loss.

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

Interest and other expense, net.

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

Income taxes.

An income tax benefit of $109,000 was recorded for 2003, with an effective tax rate of (10.7%), compared to an income tax provision of $237,000 that was recorded for 2002 related to recording a partial income tax benefit of $282,000 on the 2002 operating loss and tax credits of $132,000 associated with research and development expenditures offset by the impact of providing a $645,000 net valuation allowance against domestic net deferred tax assets. The 2003 tax benefit recorded represents deferred tax benefits associated with FMI's research and development expenses incurred in Canada. No domestic tax benefits have been recorded in 2003.

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company increased its domestic deferred tax asset valuation allowance by $1,050,000 to $1,350,000 in fiscal year 2002. The
Company increased its domestic deferred tax asset valuation allowance by
$496,000 to $1,846,000 in fiscal year 2003. The Company's domestic net deferred tax assets have been fully reserved as of January 3, 2004.

Goodwill

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

Net income

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $2,100,000 at the end of 2004 compared to approximately $450,000 at the end of 2003. The Company's working capital was approximately $8,500,000 and its current ratio was 2.9 to 1 at the end of 2004 compared to $6,800,000 and
2.6 to 1, respectively, at the end of 2003. At January 1, 2005 the Company had
available borrowing capacity under its revolving line of credit of $4,200,000.

The Company's planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows that are expected to be provided by operations, and supplemented by a $5,000,000 revolving credit facility, which expires October 8, 2006.

The Company's operating activities provided net positive cash flows of
$4,788,000 during 2004 compared to positive cash flows of $1,093,000 during
2003. The primary sources of operating cash flows were net income of $1,198,000 which was reduced by depreciation and amortization of $3,210,000, a reduction in inventories of $268,000,and an aggregate increase in accounts payable and accrued liabilities of $479,000 partly offset by a reduction of customer deposits of $156,000 and an increase in accounts receivable of $118,000 and other current assets of $96,000.

The Company made net capital investments in property, plant and equipment of
$1,715,000 during 2004, compared to net capital investments made in property, plant and equipment of $1,097,000 during 2003. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R)
Microtechnology was $8,873,000 at the end of 2004, a decrease of $1,191,000 compared to $10,064,000 at the end of fiscal year 2003.

On April 17, 2003, the Company and its prior bank entered into bank modification agreements, that waived compliance with certain covenants and further amended the applicable terms of the agreements and covenants to reduce total availability and change maturity dates of the facility. The loan agreements contained a material adverse change clause, under which its prior Bank, in its good faith opinion, could determine that the Company was in default under the agreements. The Company believed that this clause was a Subjective Acceleration
Clause as indicated in EITF 95-22, and, based upon the Company's assessment under those guidelines, among other factors, had classified the amounts as a current liability at December 28, 2002.

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

The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a
$2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash with CIT. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At January 1, 2005, the Company had available borrowing capacity under its revolving line of credit of $4,200,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent
(currently 6.25%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 6.75%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 6.75%). At January 1, 2005, the Company, under the terms of its agreement with CIT, elected to convert $900,000 of Term Loan A and
$2,100,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on October 12,
2004 for six months at an interest rate of 5.49%. The current LIBOR interest rate options will expire April 11, 2005. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants.
The Company was in compliance with these covenants at January 1, 2005.

The Company's contractual obligations as of January 1, 2005 are as follows:

                                        Payment due by period (in thousands)
                              ------------------------------------------------------
                                       Less than                           More than
Contractual Obligations        Total     1 year    1-3 years   3-5 years    5 years
------------------------      ------   ---------   ---------   ---------   ---------

Long-Term Debt Obligations    $3,683     $  905      $1,523       $961        $294
Operating Lease Obligations      554        445          98         11          --
                              ------     ------      ------       ----        ----
Total                         $4,237     $1,350      $1,621       $972        $294
                              ======     ======      ======       ====        ====

Depreciation and amortization expenses exceeded capital expenditures for new projects and production equipment during 2004 by approximately $1,500,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2005 by approximately $800,000. The Company intends to issue up to $1,900,000 of purchase order commitments for capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during fiscal year 2005.

On March 31, 2003, the Company relinquished the balance of the space in its previous Costa Rica facility to its customer. The completion of this transactions resulted in a gain of $71,000 during the second quarter of 2003.
The Company reduced its facility occupancy expenses by approximately $22,000 and
$87,000 in 2003 and 2002, respectively.

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

On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the
Company is required to forgive 20% of the amount due under this loan and the accrued interest thereon. During 2004, the Company forgave $56,000 of principal and $4,500 of accrued interest and paid a tax gross-up benefit of $6,100. During
2003, the Company forgave $56,000 of principal and $7,000 of accrued interest and paid $8,300 for a tax gross-up benefit. During 2002, the Company forgave
$56,000 of principal and $12,000 of accrued interest and paid a tax gross-up benefit of $10,700. The Company estimates that $56,000 of principal and $3,000 of accrued interest will be forgiven in 2005.

During fiscal years 2004, 2003 and 2002, respectively, the Company's General
Counsel, KMZ Rosenman, was paid $288,000, $359,000 and $372,000 for providing legal services to the Company. A director of the Company is Counsel to the firm of KMZ Rosenman but does not share in any fees paid by the Company to the law firm.

During fiscal years 2004, 2003 and 2002, the Company retained Career
Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $8,000, $40,000 and $24,000 to these companies during 2004, 2003 and 2002, respectively. A director of the Company is the Chairman and Chief Executive Officer of each of these companies.

During fiscal years 2003 and 2002, respectively, a director of the Company was paid $12,000 and $36,000 for providing financial-related consulting services to the Company. This agreement terminated in April 2003.

During each of fiscal years 2004, 2003 and 2002, a director of the Company was paid $36,000 for providing technology-related consulting services to the
Company.

During fiscal years 2004, 2003 and 2002, respectively, DuPont Electronic
Technologies ("DuPont"), a stockholder, was paid $84,000, $109,000 and $36,000 for providing technological and marketing related personnel and services on a cost-sharing basis to the Company. A director of the Company is an officer of
DuPont, but does not share in any of these payments.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit
Committee receives an annual fee of $2,500 for his services in such capacity.
The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock
Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such option has an exercise price equal to the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. On June 17, 2004, non-qualified stock options to purchase an aggregate of 20,000 shares were issued to eight directors at an exercise price of $9.01 per share.

On February 28, 2002, the Company sold to DuPont 528,413 shares of Common Stock, representing approximately 16.6% of the Company's outstanding Common Stock after giving effect to the sale, for an aggregate purchase price of $5,284,000. The
Company and DuPont have also agreed to work together to better understand the dynamics of the markets for high-frequency electronic components and modules.
David B. Miller, Vice President and General Manager of DuPont, was appointed to the Company's Board of Directors.

On December 13, 2004 Infineon Technologies AG ("Infineon"), at such time a 15.2%
holder of the Company's common stock, sold 475,000 shares of the Company's common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings LLC and Hampshire Investments,
Limited, each of which is affiliated with Ludwig G. Kuttner, purchased shares representing an aggregate of approximately 9.6% of the Company's common stock.
Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the
Company. In connection with the transaction, the Company and Infineon terminated the Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000, as amended, which provided that the Company would design, develop and produce exclusively for Infineon certain Multi-Mix(R) products that incorporate active
RF power transistors for use in certain wireless base station applications, television transmitters and certain other applications that are intended for
Bluetooth tranceivers.

DuPont and the four purchasers above hold registration rights which currently give them the right to register an aggregate of 1,003,413 shares of Common Stock of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, SFAS No. 151, "Inventory Costs (An amendment of ARB No. 43,
Chapter 4)," was issued. SFAS No. 151 amends Accounting Research Bulletin
("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact that SFAS No. 151 will have on its financial position and results of operations.

In December 2004, SFAS No. 123R, "Share-Based Payment," a revision of SFAS No.
123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123R replaces existing requirements of SFAS No. 123 and APB Opinion No. 25
"Accounting for Stock-Based Compensation", and requires public companies to recognize the cost of employee services received in exchange for equity instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. SFAS No. 123R will be effective for interim periods beginning after June 15, 2005. The Company is currently evaluating the effect that SFAS
No. 123R will have on its financial position and results of operations, but does not believe that the adoption of SFAS No. 123R will have a material impact on its financial position and results of operations.

The FASB has proposed FASB Staff Position No. 109-a, "Application of FASB
Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided
to U.S. Based Manufacturers by the American Jobs Creation Act of 2004." On
October 22, 2004, the American Jobs Creation Act of 2004 was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction for up to 9 percent (when fully phased in) of the lesser of (a) "qualified production activities income," or (b) taxable income
(after the deduction for the utilization of any net operating loss carryforwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109. The FASB staff believes that the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company is currently evaluating the impact that this provision will have on its financial position and results of operations.

ITEM 7. FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Merrimac Industries, Inc.

We have audited the accompanying consolidated balance sheet of Merrimac
Industries, Inc. as of January 1, 2005 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of
Merrimac Industries, Inc. as of January 1, 2005, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of
America.

/s/ Grant Thornton LLP

Edison, New Jersey
March 29, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Merrimac Industries, Inc.

We have audited the accompanying consolidated balance sheet of Merrimac
Industries, Inc. as of January 3, 2004 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows for the years ended January 3, 2004 and December 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of
Merrimac Industries, Inc. at January 3, 2004, and the results of their operations and their cash flows for the years ended January 3, 2004 and December
28, 2002, in conformity with U.S. generally accepted accounting principles.

                                        /s/ Ernst & Young LLP

MetroPark, New Jersey
March 29, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

                                                               2004          2003          2002
                                                           -----------   -----------   -----------

OPERATIONS

Net sales ..............................................   $30,949,487   $27,322,096   $24,570,332
                                                           -----------   -----------   -----------
Costs and expenses:
   Cost of sales .......................................    18,039,975    16,745,329    14,104,256
   Selling, general and administrative .................     9,819,800     9,536,144     8,950,284
   Research and development ............................     1,722,741     1,736,649     2,728,556
   Restructuring charges................................            --       160,000       510,000
                                                           -----------   -----------   -----------
                                                            29,582,516    28,178,122    26,293,096
                                                           -----------   -----------   -----------
Operating income (loss).................................     1,366,971      (856,026)   (1,722,764)
Interest and other expense, net ........................      (264,482)     (271,471)     (175,703)
Gain on disposition of assets...........................            --       104,024            --
                                                           -----------   -----------   -----------
Income (loss) before income taxes ......................     1,102,489    (1,023,473)   (1,898,467)
(Benefit) provision for income taxes ...................       (96,000)     (109,000)      237,000
                                                           -----------   -----------   -----------
Net income (loss).......................................   $ 1,198,489   $  (914,473)  $(2,135,467)
                                                           ===========   ===========   ===========

Net income (loss) per common share-basic................   $       .38   $      (.29)  $      (.69)
Net income (loss) per common share-diluted..............   $       .38   $      (.29)  $      (.69)
                                                           -----------   -----------   -----------
Weighted average number of shares outstanding-basic.....     3,127,070     3,120,557     3,073,703
Weighted average number of shares outstanding-diluted...     3,153,854     3,120,557     3,073,703
                                                           -----------   -----------   -----------

COMPREHENSIVE INCOME (LOSS)

Net income (loss).......................................   $ 1,198,489   $  (914,473)  $(2,135,467)
Comprehensive income (loss):
   Foreign currency translation adjustment..............       435,724       986,351        63,873
                                                           -----------   -----------   -----------
Comprehensive income (loss).............................   $ 1,634,213   $    71,878   $(2,071,594)
                                                           ===========   ===========   ===========

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

January 1, 2005 and January 3, 2004

                                                                                     2004          2003
                                                                                 -----------   -----------

Assets

Current assets:
   Cash and cash equivalents .................................................   $ 2,166,481   $   452,633
   Accounts receivable, net of allowance of $59,000 and $50,000,
      respectively ...........................................................     6,472,991     6,299,258
   Income tax refunds receivable .............................................        97,643       135,520
   Inventories, net ..........................................................     2,931,259     3,187,946
   Other current assets ......................................................       583,029       482,633
   Deferred tax assets .......................................................       676,000       542,000
                                                                                 -----------   -----------
         Total current assets ................................................    12,927,403    11,099,990
                                                                                 -----------   -----------
Property, plant and equipment ................................................    37,988,352    37,203,977
   Less accumulated depreciation and amortization ............................    22,404,372    19,982,378
                                                                                 -----------   -----------
Property, plant and equipment, net ...........................................    15,583,980    17,221,599
Restricted cash ..............................................................     1,500,000     1,500,000
Other assets .................................................................       746,714       854,487
Deferred tax assets ..........................................................       439,000       221,000
Goodwill .....................................................................     3,377,913     3,122,563
                                                                                 -----------   -----------
         Total Assets ........................................................   $34,575,010   $34,019,639
                                                                                 ===========   ===========

Liabilities and Stockholders' Equity

Current liabilities:
   Current portion of long-term debt .........................................   $   904,940   $   954,405
   Accounts payable ..........................................................     1,309,132     1,239,925
   Accrued liabilities .......................................................     1,930,682     1,711,875
   Customer deposits .........................................................       233,406       389,211
   Income taxes payable ......................................................        85,131            --
                                                                                 -----------   -----------
         Total current liabilities ...........................................     4,463,291     4,295,416
Long-term debt, net of current portion .......................................     2,778,135     4,208,106
Deferred compensation ........................................................        53,739        88,362
Deferred liabilities .........................................................        33,974        48,014
Deferred tax liabilities .....................................................       648,000       542,000
                                                                                 -----------   -----------
         Total liabilities ...................................................     7,977,139     9,181,898
                                                                                 -----------   -----------

Commitments and contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share:
      Authorized: 1,000,000 shares
      No shares issued
   Common stock, par value $.01 per share:
      20,000,000 shares authorized; 3,215,070 and 3,202,991 shares issued;
      and 3,132,970 and 3,120,891 shares outstanding, respectively ...........        32,151        32,030
   Additional paid-in capital ................................................    18,756,710    18,686,914
   Retained earnings .........................................................     7,679,994     6,481,505
   Accumulated other comprehensive income ....................................     1,158,882       723,158
                                                                                 -----------   -----------
                                                                                  27,627,737    25,923,607
   Less treasury stock, at cost - 82,100 shares ..............................      (573,866)     (573,866)
   Less loan to officer-stockholder ..........................................      (456,000)     (512,000)
                                                                                 -----------   -----------
         Total stockholders' equity ..........................................    26,597,871    24,837,741
                                                                                 -----------   -----------
         Total Liabilities and Stockholders' Equity ..........................   $34,575,010   $34,019,639
                                                                                 ===========   ===========

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

                                     Common Stock        Common       Additional
                                 -------------------      Stock        Paid-in       Retained
                                   Shares     Amount   Warrants(A)    Capital(B)     Earnings
                                 ----------------------------------------------------------------

Balance, December 29, 2001....   2,859,249   $28,593    $ 837,200    $14,327,586    $9,531,445
                                 ----------------------------------------------------------------
Net loss......................                                                      (2,135,467)
Exercise of options...........      10,975       110                     105,440
Stock Purchase Plan sales.....      11,336       113                      61,923
Sale of common stock .........     319,509     3,195                   3,347,021
Purchase of common stock .....
Loan to officer-stockholder...
Forgiveness of loan to
   officer-stockholder........
Foreign currency translation..
                                 ----------------------------------------------------------------
Balance, December 28, 2002....   3,201,069    32,011      837,200     17,841,970     7,395,978
                                 ----------------------------------------------------------------
Net loss......................                                                        (914,473)
Stock Purchase Plan sales.....       1,922        19                       7,744
Expiration of warrants........                           (837,200)       837,200
Forgiveness of loan to
   officer-stockholder........
Foreign currency translation..
                                 ----------------------------------------------------------------
Balance, January 3, 2004......   3,202,991    32,030           --     18,686,914     6,481,505
                                 ----------------------------------------------------------------
Net income....................                                                       1,198,489
Exercise of options...........       9,100        91                      53,859
Stock Purchase Plan sales.....       2,979        30                      15,937
Forgiveness of loan to
   officer-stockholder........
Foreign currency translation..
                                 ----------------------------------------------------------------
Balance, January 1, 2005......   3,215,070   $32,151    $      --    $18,756,710    $7,679,994
                                 ================================================================

                                  Accumulated
                                     Other           Treasury Stock         Loan to
                                 Comprehensive   ----------------------     Officer-
                                  Income(Loss)    Shares       Amount     Stockholder       Total
                                 ------------------------------------------------------------------

Balance, December 29, 2001....    $ (327,066)     208,904   $(1,760,131)   $(584,000)   $22,053,627
                                 ------------------------------------------------------------------
Net loss......................                                                           (2,135,467)
Exercise of options...........                                                              105,550
Stock Purchase Plan sales.....                                                               62,036
Sale of common stock .........                   (208,904)    1,760,131                   5,110,347
Purchase of common stock .....                     82,100      (573,866)                   (573,866)
Loan to officer-stockholder...                                               (40,000)       (40,000)
Forgiveness of loan to
   officer-stockholder........                                                56,000         56,000
Foreign currency translation..        63,873                                                 63,873
                                 ------------------------------------------------------------------
Balance, December 28, 2002....      (263,193)      82,100     (573,866)     (568,000)    24,702,100
                                 ------------------------------------------------------------------
Net loss......................                                                             (914,473)
Stock Purchase Plan sales.....                                                                7,763
Expiration of warrants........                                                                   --
Forgiveness of loan to
   officer-stockholder........                                                56,000         56,000
Foreign currency translation..       986,351                                                986,351
                                 ------------------------------------------------------------------
Balance, January 3, 2004......       723,158       82,100      (573,866)    (512,000)    24,837,741
                                 ------------------------------------------------------------------
Net income....................                                                            1,198,489
Exercise of options...........                                                               53,950
Stock Purchase Plan sales.....                                                               15,967
Forgiveness of loan to
   officer-stockholder........                                                56,000         56,000
Foreign currency translation..       435,724                                                435,724
                                 ------------------------------------------------------------------
Balance, January 1, 2005......    $1,158,882       82,100    $(573,866)    $(456,000)   $26,597,871
                                 ==================================================================

(A)  Common stock warrants expired October 26, 2003.

(B)  Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

                                                                    2004          2003          2002
                                                                -----------   -----------   -----------

Cash flows from operating activities:
   Net income (loss) ........................................   $ 1,198,489   $  (914,473)  $(2,135,467)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization ......................     3,209,631     3,191,654     2,909,363
         Amortization of deferred financing costs ...........        49,922       211,661            --
         Amortization of deferred income ....................            --       (21,822)      (87,288)
         Gain on disposition of assets ......................            --      (104,024)           --
         Deferred and other compensation ....................        69,305        72,414        64,934
         Deferred income taxes (benefit) ....................      (218,000)      (42,000)      507,000
         Changes in operating assets and liabilities:
            Accounts receivable .............................      (117,940)   (2,365,009)    1,830,810
            Income tax refunds receivable ...................        44,209       169,083      (105,591)
            Inventories .....................................       267,991       846,726       781,874
            Other current assets ............................       (96,028)       31,219       333,571
            Deferred tax assets .............................       (28,000)      (32,000)      130,000
            Other assets ....................................        57,851      (248,842)     (141,232)
            Accounts payable ................................       276,182       176,432    (2,377,474)
            Accrued liabilities .............................       202,561      (126,553)      (16,524)
            Customer deposits ...............................      (155,805)      263,355       (62,472)
            Income taxes payable ............................        84,819       (38,356)     (230,417)
            Deferred compensation ...........................       (43,428)      (43,504)      (41,250)
            Other liabilities ...............................       (14,040)       67,107       124,174
                                                                -----------   -----------   -----------
Net cash provided by operating activities ...................     4,787,719     1,093,068     1,484,011
                                                                -----------   -----------   -----------
Cash flows from investing activities:
   Purchases of capital assets ..............................    (1,714,951)   (1,265,888)   (2,857,664)
   Proceeds from sales of capital assets ....................            --       168,558            --
                                                                -----------   -----------   -----------
Net cash used in investing activities .......................    (1,714,951)   (1,097,330)   (2,857,664)
                                                                -----------   -----------   -----------
Cash flows from financing activities:
   Borrowings under revolving credit facility ...............            --     1,634,337       500,000
   Borrowings under mortgage loan ...........................            --     2,750,000     3,500,000
   Borrowings under term loan ...............................            --     1,500,000     2,720,000
   Restricted cash ..........................................            --    (1,500,000)           --
   Repayment of borrowings ..................................    (1,502,231)   (7,695,717)   (8,301,073)
   Proceeds from the issuance of common stock and
      common stock warrants, net ............................            --            --     5,110,347
   Proceeds from Stock Purchase Plan sales ..................        15,967         7,763        62,037
   Proceeds from the exercise of stock options ..............        53,950            --       105,550
   Repurchase of common stock ...............................            --            --      (573,866)
                                                                -----------   -----------   -----------
Net cash (used in) provided by financing activities .........    (1,432,314)   (3,303,617)    3,122,995
                                                                -----------   -----------   -----------
Effect of exchange rate changes .............................        73,394       149,714        17,022
                                                                -----------   -----------   -----------
Net increase (decrease) in cash and cash equivalents ........     1,713,848    (3,158,165)    1,766,364
Cash and cash equivalents at beginning of year ..............       452,633     3,610,798     1,844,434
                                                                -----------   -----------   -----------
Cash and cash equivalents at end of year ....................   $ 2,166,481   $   452,633   $ 3,610,798
                                                                ===========   ===========   ===========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
   Income taxes .............................................   $    37,500   $     6,500   $    45,000
   Loan interest ............................................   $   279,000   $   285,000   $   269,000
                                                                ===========   ===========   ===========
Non-cash activities:
   Unpaid purchases of capital assets .......................   $        --   $   224,000   $   354,000
   Addition to loan to officer-stockholder ..................   $        --   $        --   $    40,000
   Note payable for insurance premiums ......................   $        --   $   192,396   $        --
                                                                ===========   ===========   ===========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

1. Nature of business and summary of significant accounting policies

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

Cash and cash equivalents: The Company considers all highly liquid securities with an original maturity of less than three months to be cash equivalents. The
Company maintains cash deposits with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. The Company has not experienced any losses in such accounts.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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
Revenue related to non-recurring engineering charges is generally recognized upon shipment of the related initial units produced or based upon contractually established stages of completion. The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue, which amounted to $226,000 in 2003, are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The Company recognizes revenue in accordance with the provisions of Staff Accounting
Bulletin No. 104.

Warranties: Certain of the Company's long-term contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $167,000, $162,000 and $77,000 for 2004, 2003 and 2002,
respectively. The warranty reserve at January 1, 2005 and January 3, 2004 was
$178,000 and $150,000, respectively.

Accounts receivable: The Company's accounts receivable are primarily from companies in the defense, satellite and telecommunications industries, with 30 day payment terms. Credit is extended based on evaluation of customer's financial condition. Accounts receivable are stated in the financial statements net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of January 1, 2005 and January 3,
2004 because of the relative short maturity of these instruments.

Inventories: Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

Provision is made for potential losses on slow moving and obsolete inventories when identified.

Foreign currency translation: The functional currency of the Company's Canadian subsidiary, Filtran Microcircuits Inc. ("FMI") is the Canadian dollar. FMI's assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date and their operations are translated using average exchange rates prevailing during the year. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss). Realized foreign exchange transaction gains and losses, which are not material, are included in the consolidated statements of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2004, January 3, 2004 and December 28, 2002

1. Nature of business and summary of significant accounting policies (continued)

Comprehensive income (loss): Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at January 1, 2005 and January 3, 2004 was attributable solely to the effects of foreign currency translation.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation and amortization is computed for financial purposes on the straight-line method, while accelerated methods are used, where applicable, for tax purposes. The costs of additions and improvements are capitalized and expenditures for repairs and maintenance are expensed as incurred. The costs and accumulated depreciation applicable to assets retired or otherwise disposed of are removed from the asset accounts and any gain or loss is included in the consolidated statements of operations. The following estimated useful lives are used for financial income statement purposes:

Land improvements ................................   10 years
Building .........................................   25 years
Machinery and equipment ..........................   3 - 10 years
Office equipment, furniture and fixtures..........   5 - 10 years

Assets under construction are not depreciated until the assets are placed into service. Fully depreciated assets included in property, plant and equipment at
January 1, 2005 and January 3, 2004 amounted to $11,899,000 and $11,222,000, respectively.

The Company leases various property, plant and equipment. Leased property is accounted for under Financial Accounting Standard No. 13 "Accounting for Leases"
("SFAS 13"). Accordingly, leased property that meets certain criteria are capitalized and the present value of the related lease payments are recorded as a liability. All other leases are accounted for as operating leases and the related payments are expensed ratably over the rental period. Amortization of assets under capital leases is computed utilizing the straight-line method over the shorter of the remaining lease term or the estimated useful life. Company leases that include escalating lease payments are straight-lined over the non-cancelable base lease period in accordance with SFAS 13.

Long-lived assets: The Company accounts for long-lived assets under SFAS 144,
"Accounting for the impairment or disposal of long-lived assets". Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable.
The following factors, if present, may trigger an impairment review: (i)
significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii)
significant decline in the Company's stock price for a sustained period; and
(iv) a change in the Company's market capitalization relative to net book value.
If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included with costs and expenses in the
Company's statements of operations, and would result in reduced carrying amounts of the related assets on the Company's balance sheets.

Goodwill: Goodwill primarily includes the excess purchase price paid over the fair value of net assets acquired. Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill
and Other Intangible Assets". Under SFAS 142, the Company ceased amortization of goodwill and tests its goodwill on an annual basis using a two-step fair value based test.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, the Company will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.

The changes in the carrying amount of goodwill for the fiscal years ended
January 1, 2005 and January 3, 2004 are as follows:

                                                2004         2003
                                             ----------   ----------
Balance, beginning of year ...............   $3,122,563   $2,491,146
Foreign currency adjustment ..............      255,350      631,417
                                             ----------   ----------
Balance, end of year .....................   $3,377,913   $3,122,563
                                             ==========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

1. Nature of business and summary of significant accounting policies (continued)

Advertising: The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations were $123,000 in 2004,
$102,000 in 2003 and $175,000 in 2002.

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

Savings and Investment Plan: The Company's Savings and Investment Plan is a
401(k) plan (the "Plan") that provides eligible employees with the option to defer and invest up to 25% of their compensation, with 50% of the first 6% of such savings matched by the Company. In May 2003, the Company suspended its matching contributions to the Plan, and, accordingly, the Company made no contributions to the Plan in 2004. The Company's contributions to the Plan were
$60,000 in 2003 and $182,000 in 2002. The Board of Directors may also authorize a discretionary amount to be contributed to the Plan and allocated to eligible employees annually. A discretionary contribution amount of $75,000 was authorized for 2004. No discretionary contribution amounts were authorized for
2003 and 2002.

Stock-based compensation: The Company accounts for stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"),
which allows companies an option to either record compensation expense based on the fair value of stock options granted, as determined by using an option valuation model, or to continue following the accounting guidance of Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in
accounting for its stock options and other stock-based employee awards. Because the Company has elected this treatment, Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123")
and Statement of Financial Accounting Standards No. 148, "Accounting for
Stock-Based Compensation Transition and Disclosure," ("SFAS No. 148") require disclosure of pro forma information which provides the effects on net income
(loss) and net income (loss) per share as if the Company had accounted for its employee stock awards under the fair value method prescribed by SFAS 123. Under
APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income (loss) at the date of grant, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation -
Transition and Disclosure," the effect on net income (loss) and net income
(loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to
stock-based employee compensation, and the related assumptions described below, is as follows:

                                                  2004          2003          2002
                                               ----------   -----------   -----------

Net income (loss) - as reported ............   $1,198,489   $  (914,473)  $(2,135,467)
Plus: Stock-based compensation expense
   included in reported net income (loss),
   net of tax ..............................           --            --            --
Less: Stock-based compensation expense
   determined using the fair value method,
   net of tax ..............................     (167,000)     (289,000)     (366,000)
                                               ----------   -----------   -----------
Net income (loss) - pro forma ..............   $1,031,489   $(1,203,473)  $(2,501,467)
                                               ==========   ===========   ===========
Basic earnings (loss) per share:
   As reported .............................   $      .38   $      (.29)  $      (.69)
   Pro forma ...............................   $      .33   $      (.39)  $      (.81)
Diluted earnings (loss) per share:
   As reported .............................   $      .38   $      (.29)  $      (.69)
   Pro forma ...............................   $      .33   $      (.39)  $      (.81)
                                               ==========   ===========   ===========

The fair value of each of the options and purchase plan subscription rights granted in 2004, 2003, and 2002 was estimated on the date of grant using the
Black-Scholes option valuation model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

1. Nature of business and summary of significant accounting policies (continued)

The following weighted average assumptions were utilized:

                                                2004    2003    2002
                                               -----   -----   -----
Expected option life (years)................     2.5     2.6     2.4
Expected volatility.........................   45.00%  50.00%  45.00%
Risk-free interest rate.....................    2.00%   3.00%   3.50%
Expected dividend yield.....................    0.00%   0.00%   0.00%

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

Research and development: Research and development expenses include materials, salaries and related expenses of certain engineering personnel, and outside services associated with product development. Research and development expenditures of approximately $1,723,000 in 2004, $1,737,000 in 2003 and
$2,729,000 in 2002 were expensed as incurred.

Deferred financing costs: During 2003, the Company capitalized $314,000 of deferred financing costs and is amortizing such amount over the life of the related debt.

Net income (loss) per share: Basic net income (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss)
per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted net income (loss) per share by application of the treasury stock method.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements: In November 2004, SFAS No. 151, "Inventory
Costs (An amendment of ARB No. 43, Chapter 4)," was issued. SFAS No. 151 amends
Accounting Research Bulletin ("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials
(spoilage) should be recognized as current-period charges. In addition, SFAS No.
151 requires that allocation of fixed production overhead to inventory be based on normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15,2005. The
Company is currently evaluating the impact that SFAS No. 151 will have on its financial position and results of operations.

In December 2004, SFAS No. 123R, "Share-Based Payment," a revision of SFAS No.
123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123R replaces existing requirements of SFAS No. 123 and APB Opinion No. 25
"Accounting for Stock-Based Compensation", and requires public companies to recognize the cost of employee services received in exchange for equity instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. SFAS No. 123R will be effective for interim periods beginning after June 15, 2005. The Company is currently evaluating the impact that SFAS
No. 123R will have on its financial position and results of operations, but does not believe that the adoption of SFAS No. 123R will have a material impact on its financial position and results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

1. Nature of business and summary of significant accounting policies (continued)

The FASB has proposed FASB Staff Position No. 109-a, "Application of FASB
Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided
to U.S. Based Manufacturers by the American Jobs Creation Act of 2004." On
October 22, 2004, the American Jobs Creation Act of 2004 was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction for up to 9 percent (when fully phased in) of the lesser of (a) "qualified production activities income," or (b) taxable income
(after the deduction for the utilization of any net operating loss carryforwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109. The FASB staff believes that the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company is currently evaluating the impact that this provision will have on its financial position and results of operations.

2. Inventories

Inventories consist of the following:

                                                            2004         2003
                                                         ----------   ----------
Finished goods .......................................   $  263,382   $  121,613
Work in process ......................................    1,179,606    1,806,000
Raw materials and purchased parts ....................    1,488,271    1,260,333
                                                         ----------   ----------
                                                         $2,931,259   $3,187,946
                                                         ==========   ==========

Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,942,000 in 2004 and $1,787,000 in 2003, of which $901,000 and
$747,000, respectively, represented cost overruns. The Company disposed of
$26,000 and $49,000 of obsolete inventories in 2004 and 2003, respectively.

3. Property, plant and equipment

Property, plant and equipment, which is carried at cost, consists of the following:

                                                           2004          2003
                                                       -----------   -----------
Land and land improvements .........................   $   670,724   $   668,085
Building ...........................................     6,581,867     6,547,065
Machinery and equipment ............................    22,864,570    22,185,711
Office equipment, furniture and fixtures ...........     7,871,191     7,803,116
                                                       -----------   -----------
                                                       $37,988,352   $37,203,977
                                                       ===========   ===========

Depreciation expense was approximately $3,210,000, $3,191,000 and $2,909,000 for
2004, 2003 and 2002, respectively.

4. Current and long-term debt

The Company was obligated under the following debt instruments at January 1,
2005 and January 3, 2004:

                                                                                         2004         2003
                                                                                      ----------   ----------

The CIT Group/Business Credit, Inc. (A):
      Revolving line of credit, interest 1/2% above prime .........................   $       --   $  498,416
      Term loan A, due October 8, 2008, variable interest above LIBOR or prime ....    1,075,000    1,425,000
      Term loan B, due October 8, 2010, variable interest above LIBOR or prime ....    2,258,930    2,651,786

The Bank of Nova Scotia (B):
      Capital leases, interest 6.7%, due October 2004 .............................           --       43,339
      Capital leases, interest 8.7%, due June 2005 ................................      117,539      180,841
      Capital leases, interest 7.3%, due April 2006 ...............................      124,125      161,287
      Capital leases, interest 7.9%, due June 2006 ................................      107,481      136,628

First Insurance Funding Corp.-
   Note payable, insurance premiums, interest 6.75% due April 2004 ................           --       65,214
                                                                                      ----------   ----------
                                                                                       3,683,075    5,162,511
Less current portion ..............................................................      904,940      954,405
                                                                                      ----------   ----------
Long-term portion .................................................................   $2,778,135   $4,208,106
                                                                                      ==========   ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

4. Current and long-term debt (continued)

(A)  The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a $2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash with CIT. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At
     January 1, 2005, the Company had available borrowing capacity under its revolving line of credit of $4,200,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 6.25%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently
     6.75%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 6.75%). At January 1, 2005, the Company, under the terms of its agreement with CIT, elected to convert $900,000 of Term Loan A and
     $2,100,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on October 12, 2004 for six months at an interest rate of 5.49%. The current LIBOR interest rate options will expire April 11, 2005. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and
     Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at January 1, 2005.

(B)  Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $611,000 at January 1, 2005 and $590,000 at January 3, 2004.

At January 1, 2005 and January 3, 2004, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

The payments now required under the long-term obligations listed above during the years following January 1, 2005 are set forth below:

2005 ................................   $  904,940
2006 ................................      829,917
2007 ................................      692,856
2008 ................................      567,856
2009 ................................      392,856
Thereafter ..........................      294,650
                                        ----------
                                        $3,683,075
                                        ==========

5. Accrued liabilities

Accrued liabilities consist of the following:

                                                2004         2003
                                             ----------   ----------
Commissions ..............................   $  275,857   $  458,282
Vacation .................................      302,446      195,351
Employee compensation ....................      473,796      216,808
Warranty reserve .........................      177,833      150,000
Deferred compensation ....................       39,000       39,000
Professional fees ........................      500,078      316,957
Restructuring ............................       10,200      102,984
Other ....................................      151,472      232,493
                                             ----------   ----------
                                             $1,930,682   $1,711,875
                                             ==========   ==========

6. Stock option and stock purchase plans

Under the Company's 1993 Stock Option Plan, 324,210 shares of common stock were initially reserved for issuance. The 1993 Option Plan provides for issuance of incentive and non-qualified stock options. The incentive options may not be issued at less than 100% of the fair market value of the shares on the date of grant and they may be exercised at any time between one and ten years from the date of grant. The non-qualified options may be granted to employees at an exercise price determined by the Stock Option Committee of the Board of
Directors which may not be less than fair value. Such options may become exercisable immediately after the grant and/or at any time before the tenth anniversary of the grant. As of January 1, 2005, options for the purchase of a total of 132,580 shares remained outstanding of which 127,080 are exercisable under the 1993 Option Plan, and options for 63,665 shares were available for future grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

6. Stock option and stock purchase plans (continued)

The non-qualified options under the 1993 Stock Option Plan may also be granted to non-employee directors, provided the option price is at least equal to the closing price on the date the option is granted. Such options are exercisable after the grant or at any time before the fifth anniversary of the grant.

In 1997, the Company's stockholders approved a Long Term Incentive Plan ("LTIP")
pursuant to which 275,000 shares of the Company's common stock were initially reserved for grant to eligible employees. The LTIP provides for issuance of
Incentive Stock Options, Non-qualified Stock Options, Bonus Stock and Discounted
Stock Options. Under this Plan, the Company may grant to employees who hold positions no more senior than mid-level management, discounted stock options for up to 110,000 shares of common stock, with the option price per share of common stock to be at least greater than or equal to 50% of the fair market value of the common stock on the date of grant. As of January 1, 2005, options for the purchase of 152,686 shares remain outstanding of which 145,186 are exercisable under the LTIP. Options for 66,238 shares were available for future grant under the LTIP.

In 2001, the Company's stockholders approved the 2001 Stock Option Plan pursuant to which 175,000 shares of the Company's common stock were reserved for issuance of incentive and non-qualified stock options. The options may not be issued at less than 100% of the fair market value of the shares on the date of grant and they may be exercised at any time between one and ten years from the date of grant. Such options may become exercisable immediately after the grant and/or at any time before the tenth anniversary of the grant. As of January 1, 2005, options for the purchase of a total of 113,500 shares remained outstanding of which 108,500 are exercisable under the 2001 Stock Option Plan, and options for
59,000 shares were available for future grant.

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

                                                   2004                   2003                   2002
                                           --------------------   --------------------   --------------------
                                           Weighted               Weighted               Weighted
                                            average     Shares     average     Shares     average     Shares
                                           exercise   or price    exercise   or price    exercise    or price
                                             price    per share     price    per share     price    per share
                                           --------------------   --------------------   --------------------

Outstanding at
   beginning of year ...................     $9.76     426,116     $10.29     446,331     $10.11     454,834
Granted ................................      8.40      32,500       3.46      25,000      11.86      76,500
Exercised ..............................      5.93      (9,100)        --          --       9.62     (10,975)
Cancelled ..............................      8.09     (17,750)     11.34     (45,215)     11.17     (74,028)
                                           --------------------   --------------------   --------------------
Outstanding at end of year .............      9.81     431,766       9.76     426,116      10.29     446,331
                                           --------------------   --------------------   --------------------
Exercisable at end of year .............     $9.83     413,766     $ 9.77     415,616     $ 9.90     377,431
                                           --------------------   --------------------   --------------------
Option price range at end of year ......          $3.10-$17.00           $3.10-$17.00           $4.90-$17.00
                                           --------------------   --------------------   --------------------
Weighted average estimated fair
   value of options granted during
   the year ............................                 $2.49                  $1.88                  $3.10
                                           --------------------   --------------------   --------------------

The following table sets forth information as of January 1, 2005 regarding weighted average exercise prices, weighted average remaining contractual lives and remaining outstanding options under the various stock option plans sorted by range of exercise price:

                      Options Outstanding                              Options Exercisable
---------------------------------------------------------------   ----------------------------
                                 Weighted      Weighted Average                    Weighted
   Options         Number         Average          Remaining         Number         Average
 Price Range    Outstanding   Exercise Price   Contractual Life   Exercisable   Exercise Price
-------------   -----------   --------------   ----------------   -----------   --------------

$3.10-$7.00       103,400          $ 5.97          6.1 years         95,900         $ 5.92
$7.01-$10.00      144,751          $ 9.23          4.1 years        139,751         $ 9.25
$10.01-$13.00      94,115          $11.04          2.9 years         94,115         $11.04
$13.01-$17.00      89,500          $13.88          4.9 years         84,000         $13.90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

6. Stock option and stock purchase plans (continued)

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

A summary of stock purchase plan subscription activity follows:

                                          2004                   2003                   2002
                                  --------------------   --------------------   --------------------
                                  Weighted               Weighted               Weighted
                                   average     Shares     average     Shares     average     Shares
                                  exercise    or price   exercise    or price   exercise    or price
                                    price    per share     price    per share     price    per share
                                  --------   ---------   --------   ---------   --------   ---------

Subscribed at beginning of
  year ........................     $  --          --     $12.50       3,838     $12.50      19,339
Subscribed ....................      5.36      36,155         --          --         --          --
Purchased .....................      5.36      (2,979)      4.04      (1,922)      5.47     (11,336)
Cancelled .....................        --          --      12.50      (1,916)     12.50      (4,165)
                                    -----     -------     ------     -------     ------    --------
Subscribed at end of year .....     $5.36      33,176     $   --          --     $12.50       3,838
                                    -----     -------     ------     -------     ------    --------
Subscription price range end of
   year .......................               $  5.36                $    --               $  12.50
                                    -----     -------     ------     -------     ------    --------
Weighted average estimated
   fair value of rights granted
   during the year ............               $  2.30                $    --               $     --
                                    -----     -------     ------     -------     ------    --------

As of January 1, 2005, there were 200,337 shares available for future stock purchase plan subscriptions.

2001 Key Employee Incentive Plan:

In June 2001, the stockholders of the Company approved the 2001 Key Employee
Incentive Plan, which provides for an award consisting of restricted stock of approximately five percent of the average number of outstanding shares of
Company Common Stock during a six-month period upon the attainment of an average market capitalization during the same six-month period of $50,000,000, and an additional award of approximately five percent of the average number of outstanding shares upon the attainment of an average market capitalization during a subsequent six-month period of $80,000,000. Any shares of restricted stock awarded vest annually over a three-year period. Approximately 256,000 shares were reserved for issuance under the 2001 Key Employee Incentive Plan at
January 1, 2005. No awards have been made under this plan.

As permitted by SFAS No. 148, the Company has applied the provisions of APB
Opinion No. 25, "Accounting for Stock-Based Compensation," for all employee stock option grants and has elected to disclose pro forma net income (loss) and earnings (loss) per share amounts as if the fair-value based method had been applied in measuring compensation costs.

As explained in Note 1, the Company has adopted the disclosure-only provisions of Statement No. 148. Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for stock options and stock purchase plan subscription rights granted in 2004, 2003 and
2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

7. Income taxes

The (benefit) provision for income taxes consists of the following components:

                                              2004        2003        2002
                                           ---------   ---------   ---------
Current tax (benefit) provision:
   Federal .............................   $  38,000   $      --   $(282,000)
   Foreign .............................          --     (67,000)    (10,000)
   State ...............................      84,000          --      22,000
                                           ---------   ---------   ---------
                                             122,000     (67,000)   (270,000)
                                           ---------   ---------   ---------
Deferred tax (benefit) provision:
   Federal .............................          --          --     645,000
   Foreign .............................    (218,000)    (42,000)   (138,000)
   State ...............................          --          --          --
                                           ---------   ---------   ---------
                                            (218,000)    (42,000)    507,000
                                           ---------   ---------   ---------
(Benefit) provision for income taxes ...   $ (96,000)  $(109,000)  $ 237,000
                                           =========   =========   =========

Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities at January 1, 2005 and January 3, 2004 are as follows:

                                                     2004          2003
                                                 -----------   -----------
Current deferred tax assets:
   Inventory valuation allowance .............   $   797,000   $   676,000
   Capitalized inventory costs ...............        31,000        33,000
   Warranty cost .............................        60,000        60,000
   Deferred compensation .....................        16,000        16,000
   Net operating loss carryforwards ..........       440,000       440,000
   Other .....................................       314,000       193,000
                                                 -----------   -----------
                                                   1,658,000     1,418,000

   Less valuation allowance ..................      (940,000)     (876,000)
                                                 -----------   -----------
   Current deferred tax assets ...............       718,000       542,000
                                                 -----------   -----------
Current deferred tax liabilities-Research and
   development credits and costs .............       (42,000)           --
                                                 -----------   -----------
Net current deferred tax assets ..............       676,000       542,000
                                                 -----------   -----------
Non-current deferred tax assets:
   Deferred compensation .....................        21,000        36,000
   Net operating loss carryforwards ..........       603,000     1,311,000
   Capitalized leases ........................        51,000       171,000
   Research and development credits and costs.       674,000       352,000
   Other .....................................       174,000        32,000
                                                 -----------   -----------
                                                   1,523,000     1,902,000

   Less valuation allowance ..................      (515,000)     (970,000)
                                                 -----------   -----------
   Non-current deferred tax assets ...........     1,008,000       932,000
                                                 -----------   -----------
Non-current deferred tax liabilities:
   Depreciation and amortization .............    (1,191,000)   (1,235,000)
   Research and development credits ..........            --       (18,000)
   Other .....................................       (26,000)           --
                                                 -----------   -----------
   Non-current deferred tax liabilities ......    (1,217,000)   (1,253,000)
                                                 -----------   -----------
   Net non-current deferred tax liabilities ..      (209,000)     (321,000)
                                                 -----------   -----------
Net deferred tax assets ......................   $   467,000   $   221,000
                                                 ===========   ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

7. Income taxes (continued)

The statutory Federal income tax rate is reconciled to the effective tax rate computed by dividing the provision (benefit) for income taxes by income (loss)
before income taxes as follows:

                                                              2004     2003     2002
                                                             -----    -----    -----

Statutory Federal income tax rate ........................    34.0%   (34.0)%  (34.0)%
Effect of:
   State income tax, net of Federal income tax effects ...     7.6       --      0.8
   Research and development credits ......................      --     (4.7)    (7.0)
   Change in valuation allowance .........................   (35.5)    19.5     55.3
   Tax effect of foreign operations ......................   (19.8)     6.0       --
   Other .................................................     5.0      2.5     (2.6)
                                                             -----    -----    -----
Effective tax rate (benefit) .............................    (8.7)%  (10.7)%   12.5%
                                                             =====    =====    =====

The Company files a U.S. income tax return which includes its Costa Rican subsidiary. This subsidiary is not subject to income tax in Costa Rica as it takes advantage of that country's Free Trade Zone Law.

As of January 1, 2005, the Company had net operating loss carryforwards of approximately $2,700,000 for Federal income tax purposes and $1,800,000 for state income tax purposes which are available to offset future taxable income through 2023 and 2012, respectively. The Company utilized approximately
$2,000,000 and $1,000,000 of net operating loss carryforwards for Federal and state income tax purposes, respectively, for 2004. Included in the net operating losses as of January 1, 2005 are approximately $730,000 of future federal tax deductions related to the exercise of employee stock options. In addition, the
Company has U.S Federal income tax credit carryforwards of approximately
$190,000 of which $54,000 expire through 2008, $74,000 that expire through 2022 and $62,000 which have no expiration. The Canadian research and development benefits of $555,000 include $95,000 of investment tax credits that expire through 2014, and the remaining benefits can be carried forward indefinitely.

Due to the uncertainties related to, among other things, the extent and timing of its future taxable income, the Company increased its domestic deferred tax asset valuation allowance by $496,000 to $1,846,000, in fiscal year 2003. The
Company reduced its domestic deferred tax asset valuation allowance by $391,000 to $1,455,000 in fiscal year 2004 reflecting utilization of net operating loss carryforwards. The Company's domestic net deferred tax assets have been fully reserved as of January 1, 2005 and January 3, 2004.

The provision (benefit) for foreign income taxes is based upon foreign income
(losses) before income taxes as follows: $5,000 for 2004, $(158,000) for 2003 and $(117,000) for 2002. Deferred Federal and state income taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be invested permanently in those operations. At January 1, 2005, the cumulative earnings of foreign subsidiaries were approximately $930,000. The amount of unrecognized deferred tax liability on the undistributed cumulative earnings was approximately $140,000.

The American Jobs Creation Act of 2004 (the Act) allows U.S. companies a one-time opportunity to repatriate non-U.S. earnings through 2005 at a 5.25%
rate of tax rather than the normal U.S. tax rate of 34%, provided that certain criteria, including qualified U.S. reinvestment, are met. Available tax credits related to the repatriation would be reduced under provisions of the Act. While the Company continues to evaluate the Act, because the vast majority of our premanently reinvested non-U.S. earnings have been deployed in active business operations, and it is therefore unlikely that the Company will repatriate any material portion of its permanently reinvested non-U.S. earnings, no incremental tax provision effect has been recorded through January 1, 2005.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company may become subject to  these limitations in
2005 depending on change in ownership.

8. Business segment and geographic data

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

8. Business segment and geographic data (continued)

Information about the Company's operations in different industries and geographic areas follows. Operating income (loss) is net sales less operating expenses. Operating expenses exclude interest expense, other income and income taxes. Assets are identified with the appropriate operating segment and are substantially all located in the North America geographic area. Corporate assets consist principally of cash and corporate expenses are immaterial. Intersegment sales and the resulting intersegment assets are principally due to transactions from the microwave micro-circuitry segment to the electronic components segment.

                                                      2004      2003      2002
                                                    -------   -------   -------
                                                     (In thousands of dollars)

Industry segments:
   Sales to unaffiliated customers:
         Electronic components                      $25,141   $23,962   $21,414
         Microwave micro-circuitry                    5,956     3,709     3,966
         Intersegment sales                            (148)     (349)     (810)
                                                    -------   -------   -------
         Consolidated                               $30,949   $27,322   $24,570
                                                    =======   =======   =======
   Income (loss) before (benefit) provision
      for income taxes:
      Operating income (loss):
         Electronic components                      $ 1,178   $  (860)  $(1,792)
         Microwave micro-circuitry                      189         4        70
      Interest and other expense, net                  (265)     (167)     (176)
                                                    -------   -------   -------
         Consolidated                               $ 1,102   $(1,023)  $(1,898)
                                                    =======   =======   =======
      Identifiable assets:
         Electronic components                      $25,593   $28,063   $28,211
         Microwave micro-circuitry                    6,849     5,550     4,767
         Corporate                                    2,166       453     3,611
         Intersegment assets                            (33)      (46)     (102)
                                                    -------   -------   -------
         Consolidated                               $34,575   $34,020   $36,487
                                                    =======   =======   =======
      Depreciation and amortization:
         Electronic components                      $ 2,965   $ 2,964   $ 2,681
         Microwave micro-circuitry                      245       228       228
                                                    -------   -------   -------
         Consolidated                               $ 3,210   $ 3,192   $ 2,909
                                                    =======   =======   =======
      Capital expenditures:
         Electronic components                      $ 1,419   $ 1,195   $ 2,732
         Microwave micro-circuitry                      296        71       126
                                                    -------   -------   -------
         Consolidated                               $ 1,715   $ 1,266   $ 2,858
                                                    =======   =======   =======
Geographic areas:
      Sales to unaffiliated customers:
         North America                              $26,757   $22,389   $20,352
         Europe                                       2,748     2,802     2,742
         Far East                                     1,271     1,616     1,279
         Other                                          173       515       197
                                                    -------   -------   -------
         Consolidated                               $30,949   $27,322   $24,570
                                                    =======   =======   =======

The Company's customers are primarily major industrial corporations that integrate the Company's products into a wide variety of defense and commercial systems. The Company's customers include The Boeing Company, Raytheon Company,
Northrop Grumman Corporation, Lockheed Martin Corporation, and General Dynamics
Corporation. Sales to the foreign geographic area of Europe were 8.9%, 10.3% and
11.2% of net sales in 2004, 2003 and 2002, respectively

The following table presents our key customers and the percentage of net sales made to such customers:

                                                             2004   2003   2002
                                                             ----   ----   ----
Raytheon Company                                             13.9%  12.3%   8.6%
Northrop Grumman Corporation                                 11.9%  12.4%   9.5%
The Boeing Company                                            7.8%  16.1%  11.0%
Lockheed Martin Corporation                                   6.6%   7.8%  14.7%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

8. Business segment and geographic data (continued)

Accounts receivable are financial instruments that expose the Company to a concentration of credit risk. A substantial portion of the Company's accounts receivable are from customers in the defense industry, and approximately 64% and
48% of its receivables at January 1, 2005 and January 3, 2004, respectively, were from six and four customers, respectively. Exposure to credit risk is limited by the large number of customers comprising the remainder of the
Company's customer base, their geographical dispersion and by ongoing customer credit evaluations performed by the Company.

9. Net income per common share

The following table summarizes the calculation of basic and diluted net income
(loss) per common share for 2004, 2003 and 2002:

                                                                                    2004         2003          2002
                                                                                 ----------   ----------   -----------

Numerator:
Net income (loss) available to common stockholders ...........................   $1,198,489    $(914,473)  $(2,135,457)
                                                                                 ----------   ----------   -----------
Denominator:
Weighted average shares outstanding for basic net income (loss) per share ....    3,127,070    3,120,557     3,073,703
Effect of dilutive securities - stock options (1) ............................       26,784           --            --
                                                                                 ----------   ----------   -----------
Weighted average shares outstanding for diluted net income (loss) per share...    3,153,854    3,120,557     3,073,703
                                                                                 ----------   ----------   -----------
Net income (loss) per share - basic ..........................................   $      .38   $     (.29)  $      (.69)
Net income (loss) per share - diluted ........................................   $      .38   $     (.29)  $      (.69)
                                                                                 ----------   ----------   -----------

(1)  Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

     Diluted earnings per share excludes 322,000 shares underlying stock options for the year ended January 1, 2005. Because of the net loss for the years ended January 3, 2004 and December 28, 2002, approximately 426,000 and
     446,000 shares, respectively, underlying stock options were excluded from the calculation of diluted earnings per share as the effect would be anti-dilutive. For the year ended December 28, 2002, 429,775 common stock warrants outstanding were excluded from the calculation of dilutive securities because of the net loss during the period, and, therefore, the effect would be anti-dilutive. The common stock warrants expired October
     26, 2003.

10. Commitments and contingencies

Lease commitments:

The Company leases real estate and equipment under operating leases expiring at various dates through December 2008, which includes a 36,200 square-foot manufacturing facility in Costa Rica. The leases include provisions for rent escalation, renewals and purchase options, and the Company is generally responsible for taxes, insurance, repairs and maintenance.

Total rent expense charged to operations amounted to $438,000 in 2004, $498,000 in 2003 and $471,000 in 2002. Future minimum lease payments under noncancellable operating leases with an initial term exceeding one year are as follows:

2005.................................................................   $445,000
2006.................................................................     74,000
2007.................................................................     24,000
2008.................................................................     11,000

Lease modification and facility sharing agreement:

The Company entered into an agreement effective January 2001, with a customer to relinquish to this customer approximately half of the Company's 17,000 square-foot leased manufacturing facility in Costa Rica. Associated with the transaction, the Company entered into a new four-year lease agreement with a five-year renewal option with its Costa Rica landlord for the reduced space. In addition, the Company transferred certain employees to its customer, agreed to share certain personnel resources and common costs, and committed to provide certain management, administrative and other services to its customer. On March
31, 2003, the Company relinquished the balance of the space to its customer. The completion of these transactions resulted in a gain of $71,000 during the second quarter of 2003. In connection with the 2001 agreement, the Company received
$450,000 from its customer. The Company reduced its facility occupancy expenses by approximately $22,000 and $87,000 in 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

10. Commitments and contingencies (continued)

Capital leases included in property, plant and equipment at January 1, 2005 are approximately as follows:

Machinery and equipment............................................   $1,179,000
Less accumulated depreciation and amortization.....................      568,000
                                                                      ----------
Total..............................................................   $  611,000
                                                                      ==========

Future minimum lease payments under capital leases and the present value of such payments as of January 1, 2005 are approximately as follows (see Note 4):

2005.................................................................   $231,000
2006.................................................................    141,000
                                                                        --------
Total minimum lease payments.........................................    372,000
Less amount representing interest....................................     23,000
                                                                        --------
Present value of total minimum lease payments........................   $349,000
                                                                        ========
Purchase obligations:

The Company intends to issue commitments to purchase $1,900,000 of capital equipment from various vendors. Such equipment will be purchased and become operational during 2005.

Consulting and employment agreements; deferred compensation:

The Company has been a party to an employment agreement with its Chairman,
President and Chief Executive Officer that provides him with a minimum annual salary of $240,000 for an initial term and automatically renews for successive twelve-month periods thereafter unless terminated pursuant to the terms of the agreement. On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter $280,000. Interest on the loan will be calculated at a variable interest rate based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the Company will forgive 20% of the amount due under this loan and the accrued interest thereon. During 2004, the amount of $56,000 principal and $4,500 of accrued interest was forgiven. During 2003, the amount of $56,000 principal and $7,000 of accrued interest was forgiven. During 2002, the amount of $56,000 principal and $12,000 of accrued interest was forgiven.

A subsidiary of the Company entered into an employment agreement with the
Founder and President Emeritus of FMI that provides for a minimum annual salary of $150,000 (Canadian). The term of the agreement ended on August 26, 2004 and was extended for one year.

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

The Company is a party to a severance arrangement and consulting agreement effective October 2002, with a former Vice President, that provides for aggregate payments of approximately $10,000 through March 2005.

The Company is party to a retirement agreement effective January 1997, with its former Vice President, Secretary and Controller, that provides him with annual payments of $30,000 for ten years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

10. Commitments and contingencies (continued)

In connection with certain of these consulting and retirement agreements that extend beyond one year described above, the Company is obligated to make the following deferred compensation payments:

2005                        $ 49,000
2006                          39,000
2007                           9,000
2008                           9,000
2009                           9,000
                            --------
Total estimated future
   deferred compensation     115,000
Less amount representing
   interest                   12,000
                            --------
Present value of deferred
   compensation             $103,000
                            ========

Litigation:

The Company is a party to lawsuits, both as a plaintiff and as a defendant, arising from the normal course of business. It is the opinion of management, that the disposition of these various lawsuits will not have a material adverse effect to the consolidated financial position or results of operations of the
Company.

11. Restructurings and related charges

During 2003 the Company reduced its headcount by 14 persons, principally involved in production, manufacturing support, sales and administration. The
Company recorded personnel restructuring charges of $160,000, consisting of severance and certain other personnel costs, during the last three quarters of
2003. Such charges increased the net loss by $.05 per share. The Company paid
$129,000 of these restructuring charges in 2003. Substantially all of the remaining 2003 restructuring charges were paid in 2004.

As a result of a decline in orders received from its customers during 2002, the
Company reduced head count by 17 persons, principally involved in production, manufacturing support and sales during the second quarter of 2002. The Company recorded a personnel restructuring charge of $240,000, which increased the net loss by $150,000 or $.05 per share.

In November 2002, the Company reorganized its operations to reflect a more market-driven focus and to better support its customer base by combining all of its technologies into a single cohesive unit. This reorganization allowed the
Company to increase the breadth of its product offerings and to offer more integrated solutions. The Company relinquished 8,200 square feet of space to a co-tenant on April 1, 2003 and moved its operations into another facility it was occupying. This restructuring reduced the Company's head count by 11 persons in the management, engineering, production, manufacturing support and sales functions. The Company's net loss for the fourth quarter increased by $270,000 or $.09 per share. The combined restructuring charges increased the net loss for
2002 by $510,000 or $.17 per share. Approximately $107,000 of the 2002 restructuring charges were paid in 2003 and substantially all of the remaining
2002 restructuring charges were be paid in 2004.

12. Private placements of Common Stock and Warrants to purchase Common Stock

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

On December 13, 2004 Infineon Technologies AG ("Infineon"), at such time a 15.2%
holder of the Company's common stock, sold 475,000 shares of the Company's common stock to four purchasers in a privately-negotiated transaction. Pursuant to such transaction, shares representing an aggregate of approximately 9.6% of the shares of the Company's common stock were purchased by Hampshire
Investments, Limited and K Holdings, LLC,

13. Related party transactions

In May 1998, the Company sold 22,000 shares of Common Stock to Mason N. Carter,
Chairman, President and Chief Executive Officer of the Company, at a price of
$11.60 per share, which approximated the average closing price of the Company's
Common Stock during the first quarter of 1998. The Company lent Mr. Carter

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 1, 2005, January 3, 2004 and December 28, 2002

13. Related party transactions (continued)

$255,000 in connection with the purchase of these shares and combined that loan with a prior loan to Mr. Carter in the amount of $105,000. The resulting total principal amount of $360,000 was payable May 4, 2003 and bore interest at a variable interest rate based on the prime rate. This loan was further amended on
July 29, 2002. Accrued interest of $40,000 was added to the principal, bringing the new principal amount of the loan to $400,000, the due date was extended to
May 4, 2006, and interest (at the same rate as was previously applicable) is now payable monthly. Mr. Carter has pledged 33,000 shares of Common Stock as security for this loan, which is a full-recourse loan.

On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate of the Company's lending bank, payable in accordance with Mr. Carter's employment agreement. Each year the
Company is required to forgive 20% of the amount due under this loan and the accrued interest thereon. During 2004, the Company forgave $56,000 of principal and $4,500 of accrued interest and paid a tax gross-up benefit of $6,100. During
2003, the Company forgave $56,000 of principal and $7,000 of accrued interest and paid $8,300 for a tax gross-up benefit. During 2002, the Company forgave
$56,000 of principal and $12,000 of accrued interest and paid a tax gross-up benefit of $10,700.

During fiscal years 2004, 2003 and 2002, respectively, the Company's General
Counsel, KMZ Rosenman, was paid $288,000, $359,000 and $372,000 for providing legal services to the Company. A director of the Company is Counsel to the firm of KMZ Rosenman but does not share in any fees paid by the Company to the law firm.

During fiscal years 2004, 2003 and 2002, the Company retained Career
Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $8,000, $40,000 and $24,000 to these companies during 2004, 2003 and 2002, respectively. A director of the Company is the Chairman and Chief Executive Officer of each of these companies.

During fiscal years 2003 and 2002, respectively, a director of the Company was paid $12,000 and $36,000 for providing financial-related consulting services to the Company. This agreement terminated in April 2003.

During each of fiscal years 2004, 2003 and 2002, a director of the Company was paid $36,000 for providing technology-related consulting services to the
Company.

During fiscal years 2004, 2003 and 2002, respectively, DuPont Electronic
Technologies, a stockholder, was paid $84,000, $109,000 and $36,000 for providing technological and marketing related personnel and services on a cost-sharing basis to the Company. A director of the Company is an officer of
DuPont, but does not share in any of these payments.

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

14. Stockholder Rights Plan

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

END OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

QUARTERLY FINANCIAL INFORMATION

Summarized quarterly unaudited financial data reported for 2004 and 2003 follows:

2004                                          April 3      July 3      October 2    January 1
----                                        ----------   ----------   ----------   ----------

Net sales ...............................   $7,647,829   $7,896,044   $7,619,848   $7,785,766
Gross profit ............................    3,347,897    3,308,425    3,162,076    3,091,114
Net income ..............................      230,931      443,986      314,828      208,744
                                            ----------   ----------   ----------   ----------
Net income  per share - basic ...........   $      .07   $      .14   $      .10   $      .07
Net income  per share - diluted .........   $      .07   $      .14   $      .10   $      .07
                                            ----------   ----------   ----------   ----------

2003                                         March 29      June 28    September 27    January 3
----                                        ----------   ----------   ------------   ----------

Net sales ...............................   $6,511,644   $6,612,597    $6,356,685    $7,841,170
Gross profit ............................    2,451,941    2,554,080     2,201,162     3,369,584
Net income (loss) .......................     (455,385)    (474,970)     (484,396)      500,278
                                            ----------   ----------    ----------    ----------
Net income (loss) per share - basic .....   $     (.15)  $     (.15)   $     (.16)   $      .16
Net income (loss) per share - diluted ...   $     (.15)  $     (.15)   $     (.16)   $      .16
                                            ----------   ----------    ----------    ----------

QUARTERLY COMMON STOCK DATA

                                        2004                             2003
                          -------------------------------   -----------------------------
Quarter                     1st      2nd     3rd     4th     1st     2nd     3rd     4th
                          ------   ------   -----   -----   -----   -----   -----   -----

Market price per share:
   High ...............   $10.59   $10.69   $9.35   $9.50   $5.10   $4.65   $5.28   $7.00
   Low ................   $ 5.75   $ 6.91   $6.35   $8.50   $4.43   $2.70   $3.20   $4.12
                          ------   ------   -----   -----   -----   -----   -----   -----

The Common Stock of the Company is listed on The American Stock Exchange and trades under the symbol MRM.

The market price per share information is provided with regard to the high and low trading prices of the Common Stock of the Company on The American Stock
Exchange during the periods indicated.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

          As previously reported in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2004, which is incorporated herein by reference, Ernst & Young LLP was dismissed as the
Company's independent accountants and Grant Thornton LLP was engaged as the
Company's independent accountants.

ITEM 8A. CONTROLS AND PROCEDURES

          As of January 1, 2005 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that, as of January 1, 2005, the Company's disclosure controls and procedures are effective.

          In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities
Exchange Act of 1934), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

          No change occurred in the Company's internal controls concerning financial reporting during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

          Pursuant to General Instruction E3 to Form 10-KSB, portions of information required by Items 9 through 12 and 14 and indicated below are hereby incorporated by reference to Merrimac's definitive Proxy Statement for the 2005
Annual Meeting of Stockholders (the "Proxy Statement") which Merrimac will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

NAME                   AGE   POSITION
----                   ---   ---------------------------------------------------
Mason N. Carter         59   Chairman, President and Chief Executive Officer
Robert V. Condon        58   Vice President, Finance, Treasurer,
                             Secretary and Chief Financial Officer
Richard E. Dec          62   Vice President, Corporate Relations
Rocco A. DeLillo        37   Vice President, Research and Development
Michael M. Ghadaksaz    50   Vice President, Market Development
Reynold K. Green        46   Vice President and Chief Operating Officer
Jayson E. Hahn          37   Vice President, Information Technology
                             and Chief Information Officer
James J. Logothetis     45   Vice President and Chief Technology Officer
Michael Pelenskij       44   Vice President, Manufacturing

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

Mr. DeLillo was appointed Vice President, Research and Development in September
2003, after serving as Vice President, Engineering of Research and Development
since November 2002. He served as Vice President of Research and Development from September 2002 to November 2002. Prior to September 2002 he was Director of
Research and Development since 1999. He joined the Company in March 1998 as a
Senior Research and Development Engineer.

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

Mr. Green was appointed Vice President and Chief Operating Officer on January 1,
2005. He was Vice President and General Manager since November 2002. He was Vice
President and General Manager of the RF Microwave Products Group since January
2000. He was Vice President, Sales from March 1997 to January 2000 and Vice
President of Manufacturing from April 1996 to March 1997. He was a member of the
Board of Directors from April 1996 to May 1997 and did not seek re-election to the Board.

Mr. Hahn was appointed Vice President, Information Technology and Chief
Information Officer in October 2000, after serving as Director, Network Services since June 1998. He served as Manager, Network Services from June 1997 to June
1998 and was Information Technology Support Specialist from December 1996 to
June 1997.

Mr. Logothetis was appointed Vice President and Chief Technology Officer in
March 2002. Mr. Logothetis was appointed Vice President, Multi-Mix(R)
Engineering in May 1998, after rejoining Merrimac in January 1997 to serve as
Director, Advanced Technology. Prior to rejoining Merrimac, he served as a director for Electromagnetic Technologies, Inc. in 1995 and became Vice
President of Microwave Engineering at such corporation in 1996. From 1984 through 1994, Mr. Logothetis had various engineering positions with Merrimac including Group Manager, Engineering.

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

The Company has adopted a code of ethics that applies to its chief executive officer and chief financial officer, its principal executive officer and principal financial officer, respectively, and all of the Company's other officers, directors and employees. The Company makes its code of ethics available free of charge through its internet website, www.merrimacind.com. The
Company will disclose on its web site at www.merrimacind.com amendments to or waivers from its code of ethics within four business days following the date of any such amendment or waiver.

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

EQUITY COMPENSATION PLAN INFORMATION

          The following table gives information as of January 1, 2005, about the
Company's common stock that may be issued upon the exercise of options, warrants and rights under the Company's existing equity compensation plans:

----------------------------------------------------------------------------------------------------
                              (a)                      (b)                         (c)
----------------------------------------------------------------------------------------------------
                                                                     Number of securities remaining
                    Number of securities to   Weighted-average       available for future issuance
                    be issued upon exercise   exercise of price      under equity compensation plans
                    of outstanding options,   outstanding options,   (excluding securities reflected
Plan category       warrants and rights       warrants and rights    in column (a))
----------------------------------------------------------------------------------------------------

Equity                     398,766                   $ 9.79                      188,903
compensation
plans approved by
security holders
----------------------------------------------------------------------------------------------------
Equity                     33,000 (1)                $10.00                            0
compensation
plans not
approved by
security holders
----------------------------------------------------------------------------------------------------
Total                      431,766                   $ 9.81                      188,903
----------------------------------------------------------------------------------------------------

(1) Pursuant to the Company's 1996 Stock Option Plan for Non-Employee Directors,
the chairman of the board of directors was granted 20,000 options and each of the two then non-employee directors was granted 15,000 options. Each option had an exercise price of $11.00 and was exercisable for ten years from the date of grant. 33,000 of such options remain outstanding. All of the outstanding options under such plan expire September 1, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information called for by Item 12 is set forth under the subheading
"Certain relationships and related transactions" under the caption "Executive
Compensation" contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
-------   ----------------------
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
          2002.

4(h)      Amendment No. 7, dated December 13, 2004, to the Rights Agreement, between Merrimac and Wachovia Bank, National Association, as successor
          Rights Agent, is hereby incorporated by reference to Exhibit 4.1 to
          Merrimac's Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

10(a)     Registration Rights Agreement dated as of April 7, 2000, between
          Merrimac and Ericsson Holding International, B.V. is hereby incorporated by reference to Exhibit 10(b) to Merrimac's Quarterly
          Report on Form 10-QSB for the period ending July 1, 2000.

10(b)     Registration Rights Agreement dated October 26, 2000, between Merrimac and Ericsson Holding International, B.V. is hereby incorporated by reference to Exhibit 10(u) to Merrimac's Annual Report on Form 10-KSB
          dated for the year ending December 30, 2000.

10(c)     Registration Rights Agreement, dated February 28, 2002 between
          Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit 99.3 to Merrimac's Form 8-K filed with the
          Securities and Exchange Commission on March 6, 2002.

10(d)     Modification Agreement, dated as of September 27, 2002, between
          Merrimac and Infineon Technologies AG is hereby incorporated by reference to Exhibit 99.2 to Merrimac's Form 8-K filed with the
          Securities and Exchange Commission on October 10, 2002.

10(e)     Profit Sharing Plan of Merrimac is hereby incorporated by reference to
          Exhibit 10(n) to Merrimac's Registration Statement on Form S-1 (No.
          2-79455).*

10(f)     1983 Key Employees Stock Option Plan of Merrimac effective March 21,
          1983, is hereby incorporated by reference to Exhibit 10(m) to
          Merrimac's Annual Report on Form 10-KSB for the year ending March 31,
          1983.*

10(g)     1993 Stock Option Plan of Merrimac effective March 31, 1993, is hereby incorporated by reference to Exhibit 4(c) to Merrimac's Registration
          Statement on Form S-8 (No. 33-68862) dated September 14, 1993.*

10(h)     1997 Long-Term Incentive Plan of Merrimac is hereby incorporated by reference to Exhibit A to Merrimac's Proxy Statement filed with the
          Securities and Exchange Commission on April 11, 1997.*

10(i)     Resolutions of the Stock Option Committee of the Board of Directors of
          Merrimac adopted June 3, 1998, amending the 1983 Key Employees Stock
          Option Plan of Merrimac, the 1993 Stock Option Plan of Merrimac and
          the 1997 Long-Term Incentive Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to
          Exhibit 10(f) to Merrimac's Annual Report on Form 10-KSB for the year ending March 30, 1999.*

10(j)     1995 Stock Purchase Plan of Merrimac is hereby incorporated by reference to Exhibit A to Merrimac's Proxy Statement filed with the
          Securities and Exchange Commission on March 27, 1995.*

10(k)     Resolutions of the Stock Purchase Plan Committee of the Board of
          Directors of Merrimac adopted June 3, 1998, amending the 1995 Stock
          Purchase Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(g)(2) to Merrimac's
          Annual Report on Form 10-KSB for the year ending January 2, 1999.*

10(l)     1996 Stock Option Plan for Non-Employee Directors of Merrimac is
          hereby incorporated by reference to Exhibit 10(d) to Merrimac's Annual
          Report on Form 10-KSB dated for the year ending December 28, 1996.*

10(m)     Resolutions of the Board of Directors of Merrimac, adopted June 3,
          1998, amending the 1996 Stock Option Plan for Non-Employee Directors
          of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(h)(2)to Merrimac's Annual
          Report on Form 10-KSB for the year ending January 2, 1999.*

10(n)     Amended and Restated Employment Agreement dated as of January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form
          10-QSB for the period ending July 4, 1998.*

10(o)     Amendment dated August 31, 2000 to the Amended and Restated Employment
          Agreement dated January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's
          Quarterly Report on Form 10-QSB for the period ending September 30,
          2000.*

10(p)     Amended and Restated Pledge Agreement dated as of May 4, 1998, between
          Merrimac and Mason N. Carter is hereby incorporated by reference to
          Exhibit 10(c) to Merrimac's Quarterly Report on Form 10-QSB for the
          period ending July 4, 1998.*

10(q)     Amended Promissory Note dated as of May 4, 1998, executed by Mason N.
          Carter in favor of Merrimac is hereby incorporated by reference to
          Exhibit 10(l) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*

10(r)     Registration Rights Agreement dated as of May 4, 1998, between
          Merrimac and Mason N. Carter is hereby incorporated by reference to
          Exhibit 10(e) to Merrimac's Quarterly Report on Form 10-QSB for the
          period ending July 4, 1998.*

10(s)     Consulting Agreement dated as of January 1, 1998, between Merrimac and
          Arthur A. Oliner is hereby incorporated by reference to Exhibit 10 to
          Merrimac's Quarterly Report on Form 10-QSB for the period ending April
          4, 1998.*

[10(t)    Separation Agreement dated as of December 31, 1998, between Merrimac and Eugene W. Niemiec is hereby incorporated by reference to Exhibit
          10(p) to Merrimac's Annual Report on Form 10-KSB for the year ending
          January 2, 1999.*]

10(u)     Stockholder's Agreement dated as of October 30, 1998, between Merrimac and Charles F. Huber II is hereby incorporated by reference to Exhibit
          10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending
          October 3, 1998.

10(v)     Shareholder's Agreement dated as of June 3, 1999, among Merrimac,
          William D. Witter, Inc. and William D. Witter is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form
          10-QSB for the period ending July 3, 1999.

10(w)     2001 Key Employee Incentive Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63434) dated June 20,
          2001.*

10(x)     2001 Stock Option Plan is hereby incorporated by reference to Exhibit
          4.01 to Merrimac's Form S-8 (No. 333-63436) dated June 20, 2001.*

10(y)     2001 Stock Purchase Plan is hereby incorporated by reference to
          Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63438) dated June 20,
          2001.*

10(z)     2001 Amended and Restated Stock Option Plan is hereby incorporated by reference to Exhibit 4(i) to Merrimac's Quarterly Report on Form
          10-QSB for the period ending June 30, 2001.*

10(aa)    Financing Agreement, dated October 8, 2003, between Merrimac and The
          CIT Group/Business Credit, Inc. is hereby incorporated by reference to
          Exhibit 10(qq) to Merrimac's Form 10-QSB for the period ending
          September 27, 2003.

10(bb)    Trademark and Patent Security Agreement, dated October 8, 2003, between Merrimac and The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(rr) to Merrimac's Form 10-QSB for the period ending September 27, 2003.

10(cc)    Mortgage and Security Agreement, dated October 8, 2003, by Merrimac in favor of The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(ss) to Merrimac's Form 10-QSB for the period ending September 27, 2003.

10(dd)    Merrimac Severance Plan, as adopted September 17, 2003, is hereby incorporated by reference to Exhibit 10(tt) to Merrimac's Form 10-QSB for the period ending September 27, 2003.*

21+       Subsidiaries of Merrimac.

23.1+     Consent of Independent Public Accounting Firm Grant Thornton LLP.

23.2+     Consent of Independent Public Accounting Firm Ernst & Young LLP.

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

                                        MERRIMAC INDUSTRIES, INC.
                                              (Registrant)

Date: March 29, 2005                    By: /s/ Mason N. Carter
                                            ------------------------------------
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

          Signature                   Date                     Title
-----------------------------   ---------------   ------------------------------

/s/ Mason N. Carter             March 29, 2005    Chairman, President and
-----------------------------                     Chief Executive Officer
(Mason N. Carter)                                 (Principal executive officer
                                                  and Director)

/s/ Albert H. Cohen             March 25, 2005    Director
-----------------------------
(Albert H. Cohen)

/s/ Edward H. Cohen             March 29, 2005    Director
-----------------------------
(Edward H. Cohen)

/s/ Fernando L. Fernandez       March 25, 2005    Director
-----------------------------
(Fernando L. Fernandez)

/s/ Joel H. Goldberg            March 28, 2005    Director
-----------------------------
(Joel H. Goldberg)

/s/ David B. Miller             March 28, 2005    Director
-----------------------------
(David B. Miller)

/s/ Arthur A. Oliner            March 29, 2005    Director
-----------------------------
(Arthur A. Oliner)

/s/ Harold J. Raveche           March 28, 2005    Director
-----------------------------
(Harold J. Raveche)

/s/ Robert V. Condon            March 29, 2005    Vice President, Finance,
-----------------------------                     Treasurer, Secretary and Chief
(Robert V. Condon)                                Financial Officer (principal
                                                  financial and accounting
                                                  officer)

