Form 10-Q
period 2005-04-02
MERRIMAC INDUSTRIES INC
filed 2005-05-17
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

                               41 FAIRFIELD PLACE
                         WEST CALDWELL, NEW JERSEY 07006
               (Address of Principal Executive Offices) (Zip Code)

                                 (973) 575-1300
                         (Registrant's Telephone Number)

Former name, former address and former fiscal year, if changed since last report: N/A
             ---

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  X   No
                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act): Yes      No X
                                                ---    ---

As of May 13, 2005, there were 3,141,111 shares of Common Stock, par value $0.01 per share, outstanding.

                            MERRIMAC INDUSTRIES, INC.
                               41 Fairfield Place
                             West Caldwell, NJ 07006

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations and Comprehensive Income
         (Loss) for the Quarters Ended April 2, 2005 and April 3, 2004...... 1

         Consolidated Balance Sheets as of April 2, 2005
         and January 1, 2005................................................ 2

         Consolidated Statement of Stockholders' Equity as of
         April 2, 2005...................................................... 3

         Consolidated Statements of Cash Flows for the Quarters
         Ended April 2, 2005 and April 3, 2004.............................. 4

         Notes to Consolidated Financial Statements......................... 5

Item 2.  Management's Discussion and Analysis of Financial Condition

PART II. OTHER INFORMATION

Item 6.  Exhibits .......................................................... 29

Signatures.................................................................. 33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                          Quarters Ended
                                                      -----------------------
                                                       April 2,     April 3,
                                                         2005         2004
                                                      ----------   ----------

OPERATIONS

Net sales ...................................         $7,258,335   $7,647,829
                                                      ----------   ----------
Costs and expenses:
  Cost of sales .............................          4,223,957    4,299,932
  Selling, general and administrative .......          2,311,398    2,454,419
  Research and development ..................            540,596      571,585
                                                      ----------   ----------
                                                       7,075,951    7,325,936
                                                      ----------   ----------

Operating income ............................            182,384      321,893
Interest and other expense, net .............            (52,934)     (80,962)
Loss on disposition of capital assets........            (35,868)           -
                                                      ----------   ----------
Income before income taxes...................             93,582      240,931
Provision for income taxes...................             10,000       10,000
                                                      ----------   ----------
Net income ..................................         $   83,582   $  230,931
                                                      ==========   ==========

Net income per common share-basic............         $      .03   $      .07
                                                      ==========   ==========
Net income per common share-diluted..........         $      .03   $      .07
                                                      ==========   ==========

Weighted average number of shares outstanding:
  Basic .....................................          3,137,784    3,120,891
                                                      ==========   ==========
  Diluted....................................          3,174,520    3,134,848
                                                      ==========   ==========

COMPREHENSIVE INCOME (LOSS)

Net income ..................................         $   83,582   $  230,931
Comprehensive income (loss):
  Foreign currency translation adjustment....            (58,694)    (108,751)
                                                      ----------   ----------
Comprehensive income ........................         $   24,888   $  122,180
                                                      ==========   ==========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      April 2,             January 1,
                                                                        2005                  2005
                                                                        ----                  ----
                                                                     (UNAUDITED)           (AUDITED)

ASSETS

Current assets:
  Cash and cash equivalents....................................    $ 2,294,300           $ 2,166,481
  Accounts receivable, net.....................................      6,209,844             6,472,991
  Income tax refunds receivable................................         93,027                97,643
  Inventories, net.............................................      3,293,093             2,931,259
  Other current assets.........................................        963,816               583,029
  Deferred tax assets..........................................        675,000               676,000
                                                                    ----------           -----------
    Total current assets.......................................     13,529,080            12,927,403
                                                                    ----------           -----------

Property, plant and equipment..................................     37,674,320            37,988,352
  Less accumulated depreciation and amortization...............     22,953,630            22,404,372
                                                                   -----------           -----------
Property, plant and equipment, net.............................     14,720,690            15,583,980

Restricted cash................................................      1,500,000             1,500,000
Other assets...................................................        704,675               746,714
Deferred tax assets............................................        435,000               439,000
Goodwill.......................................................      3,343,074             3,377,913
                                                                   -----------           -----------

    Total Assets...............................................    $34,232,519           $34,575,010
                                                                   ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt............................    $   918,677           $   904,940
  Accounts payable.............................................      1,282,223             1,309,132
  Accrued liabilities..........................................      1,604,229             1,930,682
  Customer deposits............................................        189,718               233,406
  Income taxes payable.........................................         92,780                85,131
                                                                   -----------           -----------

    Total current liabilities..................................      4,087,627             4,463,291

Long-term debt, net of current portion.........................      2,771,951             2,778,135
Deferred compensation..........................................         44,272                53,739
Deferred liabilities...........................................         26,161                33,974
Deferred tax liabilities.......................................        648,000               648,000
                                                                   -----------           -----------

    Total liabilities..........................................      7,578,011             7,977,139
                                                                   -----------           -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share:
    Authorized: 1,000,000 shares
    No shares issued...........................................              -                     -
  Common stock, par value $.01 per share:
    20,000,000 shares authorized; 3,222,262 and 3,215,070
    shares issued; and 3,140,162 and 3,132,970 shares
    outstanding, respectively..................................         32,222                32,151
  Additional paid-in capital...................................     18,788,388            18,756,710
  Retained earnings............................................      7,763,576             7,679,994
  Accumulated other comprehensive income.......................      1,100,188             1,158,882
                                                                   -----------           -----------
                                                                    27,684,374            27,627,737
  Less treasury stock, at cost - 82,100 shares ................       (573,866)             (573,866)
  Less loan to officer-stockholder.............................       (456,000)             (456,000)
                                                                   -----------           -----------
    Total stockholders' equity.................................     26,654,508            26,597,871
                                                                   -----------           -----------
    Total Liabilities and Stockholders' Equity.................    $34,232,519           $34,575,010
                                                                   ===========           ===========


See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           QUARTER ENDED APRIL 2, 2005
                                   (UNAUDITED)



                                                                           Accumulated
                                                   Additional                 Other                         Loan to
                                 Common Stock       Paid-in     Retained  Comprehensive Treasury   Stock    Officer-
                               Shares      Amount  Capital(A)   Earnings      Income     Shares   Amount   Stockholder      Total
                               ----------------------------------------------------------------------------------------------------

Balance, January 1, 2005....   3,215,070  $32,151   $18,756,710 $7,679,994  $1,158,882   82,100  $(573,866) $(456,000)  $26,597,871

Net income..................                                        83,582                                                   83,582
Stock Purchase Plan sales...       2,192       21        11,728                                                              11,749
Exercise of options.........       5,000       50        19,950                                                              20,000
Foreign currency translation                                                   (58,694)                                     (58,694)
                              ------------------------------------------------------------------------------------------------------
Balance, April 2, 2005......   3,222,262  $32,222   $18,788,388 $7,763,576  $1,100,188   82,100  $(573,866) $(456,000)  $26,654,508
                              ======================================================================================================


(A)  Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                 Quarters Ended
                                                                                               ------------------
                                                                                        April 2,             April 3,
                                                                                         2005                   2004
                                                                                         ----                   ----

Cash flows from operating activities:
  Net income ..................................................................       $   83,582            $  230,931
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization .............................................          764,495               820,197
    Amortization of deferred financing costs...................................           12,480                12,482
    Loss on disposition of assets..............................................           35,868                     -
    Deferred and other compensation ...........................................            1,437                 2,983

  Changes in operating assets and liabilities:
     Accounts receivable ......................................................          251,702               579,804
     Income tax refunds receivable ............................................            3,758                 5,459
     Inventories ..............................................................         (363,269)              (31,903)
     Other current assets .....................................................          (86,327)               28,678
     Other assets .............................................................           29,559                22,932
     Accounts payable .........................................................          (20,232)              300,011
     Accrued liabilities ......................................................         (325,213)              139,152
     Customer deposits.........................................................          (43,688)              200,121
     Income taxes payable .....................................................            7,657                     -
     Deferred compensation ....................................................          (10,904)              (11,393)
     Other liabilities ........................................................           (7,813)               (3,510)
                                                                                      ----------            ----------

Net cash provided by operating activities .....................................          333,092             2,295,944
                                                                                      ----------            ----------
Cash flows from investing activities:
  Purchase of capital assets ..................................................         (244,963)             (276,780)
                                                                                      ----------            ----------

Net cash used in investing activities .........................................         (244,963)             (276,780)
                                                                                      ----------            ----------

Cash flows from financing activities:
  Repayment of borrowings .....................................................         (389,111)             (833,654)
  Borrowings under revolving credit facility...................................          161,017                     -
  Borrowings from revolving lease line.........................................          230,753                     -
  Proceeds from the exercise of stock options..................................           20,000                     -
  Proceeds from Stock Purchase Plan sales......................................           11,749                     -
                                                                                      ----------            ----------
Net cash provided by (used in) financing activities ...........................           34,408              (833,654)
                                                                                      ----------            ----------

Effect of exchange rate changes ...............................................            5,282               (10,191)
                                                                                      ----------            ----------

Net increase in cash and cash equivalents .....................................          127,819             1,175,319
Cash and cash equivalents at beginning of year ................................        2,166,481               452,633
                                                                                      ----------            ----------
Cash and cash equivalents at end of period ....................................       $2,294,300            $1,627,952
                                                                                      ==========            ==========

Supplemental disclosures of cash flow information:

 Cash paid during the period for:

    Income taxes ..............................................................       $  120,000            $        -
                                                                                      ==========            ==========
    Interest on credit facilities..............................................       $   69,133            $   77,309
                                                                                      ==========            ==========

 Non-cash activities-
    Unpaid purchases of capital assets ........................................       $        -            $  289,000
                                                                                      ==========            ==========

    Uncollected proceeds from disposition of capital assets....................       $  295,000            $        -
                                                                                      ==========            ==========


See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by generally accepted accounting principles for a full fiscal year. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of
April 2, 2005 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the
Company's Annual Report on Form 10-KSB for the year ended January 1, 2005.

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

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at April 2, 2005 and
January 1, 2005 was attributable solely to the effects of foreign currency translation.

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, SFAS No. 123R, "Share-Based Payment," a revision of SFAS No.
123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123R replaces existing requirements of SFAS No. 123 and APB Opinion No. 25
"Accounting for Stock-Based Compensation", and requires public companies to recognize the cost of employee services received in exchange for equity instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. SFAS No. 123R will be

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

effective as of the beginning of the next fiscal year that begins after June 15,
2005. The Company expects the adoption of this statement will have a non-cash material effect on its financial statements, but the Company cannot reasonably estimate the impact of the adoption because certain assumptions used in the calculation of the value of share-based payments may change in 2005.

The FASB has proposed FASB Staff Position No. 109-a, "Application of FASB
Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided
to U.S. Based Manufacturers by the American Jobs Creation Act of 2004." On
October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction for up to 9 percent (when fully phased in) of the lesser of (a) "qualified production activities income," or (b)
taxable income (after the deduction for the utilization of any net operating loss carryforwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109. The FASB staff believes that the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company is currently evaluating the impact that this provision will have on its financial position and results of operations.

6. STOCK-BASED COMPENSATION

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
- Transition and Disclosure," ("SFAS No. 148") require disclosure of pro forma information which provides the effects on net income (loss) and net income
(loss) per share as if the Company had accounted for its employee stock awards under the fair value method prescribed by SFAS 123. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income (loss) at the date of grant, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation -
Transition and Disclosure," the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation," to stock-based employee compensation, and the related assumptions described below, is as follows:

                                                          Quarters Ended
                                                     ------------------------
                                                        April 2,     April 3,
                                                         2005          2004
                                                     ------------  -----------
  Net income - as reported ........................  $    83,582  $   230,931
    Plus: stock-based compensation
       expense included in reported net income  ...            -            -
    Less: Stock-based compensation expense
       determined using the fair value method .....      (33,000)     (52,500)
                                                     -----------  -----------
    Net income - pro forma ........................  $    50,582  $   178,431
                                                     ===========  ===========

    Basic net income per share:
     As reported ..................................  $       .03  $       .07
     Pro forma ....................................  $       .02  $       .06
    Diluted net income per share:
     As reported ..................................  $       .03  $       .07
     Pro forma ....................................  $       .02  $       .06

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each of the options and purchase plan subscription rights granted in 2005 and 2004 was estimated on the date of grant using the
Black-Scholes option valuation model.

The following weighted average assumptions were utilized:

                                                        2005           2004
                                                        ----           ----
Expected option life (years).......................       1.0           2.1
Expected volatility................................     25.00%        50.00%
Risk-free interest rate............................      3.50%         1.50%
Expected dividend yield............................      0.00%         0.00%

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

7. GOODWILL

The changes in the carrying amount of goodwill for the quarters ended April 2,
2005 and April 3, 2004 are as follows:
                                                       2005           2004
                                                       ----           ----
Balance, beginning of year.....................    $3,377,913      $3,122,563
Foreign currency adjustment....................       (34,839)        (69,218)
                                                   ----------      ----------
Balance, end of period.........................    $3,343,074      $3,053,345
                                                   ==========      ==========
8. INVENTORIES

Inventories consist of the following:

                                                     April 2,       January 1,
                                                       2005            2005
                                                       ----            ----
Finished goods.................................    $  386,178      $  263,382
Work in process................................     1,260,760       1,179,606
Raw materials and purchased parts..............     1,646,155       1,488,271
                                                   ----------      ----------
Total..........................................    $3,293,093      $2,931,259
                                                   ==========      ==========

Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,996,000 at April 2, 2005 and $1,942,000 at January 1, 2005, of
which $940,000 and $901,000, respectively, represented cost overruns.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at April 2, 2005 and January 1, 2005:



                                                                                 April 2,      January 1,
                                                                                   2005           2005
                                                                                -----------   -----------

The CIT Group/Business Credit, Inc. (A):
   Revolving line of credit, interest 1/2% above prime .....................             -              -
   Term loan A, due October 8, 2008, variable interest above LIBOR or prime.    $1,000,000     $1,075,000
   Term loan B, due October 8, 2010, variable interest above LIBOR or prime.     2,160,716      2,258,930

The Bank of Nova Scotia (B):
 Capital leases, interest 8.7%, due June 2005 ..............................        96,522        117,539
 Capital leases, interest 7.3%, due April 2006 .............................       110,358        124,125
 Capital leases, interest 7.9%, due June 2006 ..............................        96,368        107,481
 Capital leases, interest 5.8%, due January 2010 ...........................       226,664              -
                                                                                ----------     ----------
                                                                                 3,690,628      3,683,075
Less current portion .......................................................       918,677        904,940
                                                                                ----------     ----------
Long-term portion ..........................................................    $2,771,951     $2,778,135
                                                                                ==========     ==========


(A)  The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a $2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. The revolving line of credit, which expires October 8, 2006, is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the
     $1,500,000 restricted cash). At April 2, 2005, the Company had available borrowing capacity under its revolving line of credit of $3,900,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent
     (currently 6.50%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 7.00%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 7.00%). As of April 2, 2005, the
     Company, under the terms of its agreement with CIT, had elected to convert
     $900,000 of Term Loan A and $2,100,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on October 12, 2004 for six months at an interest rate of 5.49% and expired April 11, 2005. The new LIBOR interest rate options were renewed for six months at 6.64% and will expire October 11, 2005. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and
     Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at April 2, 2005.

(B)  FMI has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus 3/4%. No borrowings were outstanding under this agreement at April 2, 2005.

     FMI has a $1,800,000 (Canadian) revolving lease line with the Bank of Nova
     Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of April 2, 2005,
     $644,000 (Canadian) has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2005, FMI obtained $231,000 (US)
     in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2004.

     Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $739,000 at April 2, 2005 and $611,000 at
     January 1, 2005.

10. INCOME TAXES

The Company's effective tax rate for the quarter ended April 2, 2005 reflects
U.S. Federal Alternative Minimum Tax and state income taxes that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued
unchanged in 2003 and 2004 and the first quarter of 2005. Management believes that a valuation allowance is not required for FMI's deferred tax assets as they are more likely than not to be realized.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company may become subject to these limitations in 2005 depending on change in ownership.

11. BUSINESS SEGMENT DATA

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

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Quarters Ended
                                                   ---------------------------
                                                    April 2,          April 3,
                                                      2005              2004
                                                   ---------         ---------
                                                    (In thousands of dollars)

Industry segments:
    Sales to unaffiliated customers:
             Electronic components                 $   5,637         $   6,396
             Microwave micro-circuitry                 1,635             1,339
             Intersegment sales                          (14)              (87)
                                                   ---------         ---------
             Consolidated                          $   7,258         $   7,648
                                                   =========         =========
    Income before income taxes:
      Operating income:
             Electronic components                 $     187         $     210
             Microwave micro-circuitry                    (5)              112
      Interest and other expense, net                    (52)              (81)
      Loss on disposition of assets                      (36)                -
                                                   ---------         ---------
             Consolidated                          $      94         $     241
                                                   =========         =========

    Depreciation and amortization:
             Electronic components                 $     696         $     759
             Microwave micro-circuitry                    69                61
                                                   ---------         ---------
             Consolidated                          $     765         $     820
                                                   =========         =========
    Capital expenditures:
             Electronic components                 $     233         $     217
             Microwave micro-circuitry                    12                60
                                                   ---------         ---------
             Consolidated                          $     245         $     277
                                                   =========         =========

    Identifiable assets:
             Electronic components                 $  25,181         $  26,720
             Microwave micro-circuitry                 6,779             5,785
             Corporate                                 2,294             1,628
             Intersegment                                (21)              (82)
                                                   ---------         ---------
             Consolidated                          $  34,233         $  34,051
                                                   =========         =========

12. NET INCOME PER COMMON SHARE

Basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

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

The following table summarizes the calculation of basic and diluted net income per share:

                                                             Quarters Ended
                                                        ------------------------
                                                         April 2,      April 3,
                                                          2005           2004
                                                        ------------------------

Net income available to common stockholders ........... $   83,582    $  230,931
                                                        ==========    ==========

Basic net income per share
--------------------------------
Weighted average number of shares outstanding for
basic net income per share-
Common stock ..........................................  3,137,784     3,120,891
                                                        ==========    ==========

Net income per common share - basic ................... $      .03    $      .07
                                                        ==========    ==========

Diluted net income per share
-----------------------------------
Weighted average number of shares outstanding for
diluted net income per share:
Common stock ..........................................  3,137,784     3,120,891
Effect of dilutive securities - stock options (1) .....     36,736        13,957
                                                        ----------    ----------
Weighted average number of shares outstanding for
diluted net income per share ..........................  3,174,520     3,134,848
                                                        ==========    ==========

Net income per common share - diluted ................. $      .03    $      .07
                                                        ==========    ==========

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

      Diluted net income per share excludes 253,000 and 357,000 shares underlying stock options for the quarters ended April 2, 2005 and
      April 3, 2004, respectively, as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on net income per share.

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

On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate, payable in accordance with Mr.
Carter's employment agreement. Each year the Company is required to forgive 20%
of the amount due under this loan and the accrued interest thereon. During 2004, the Company forgave $56,000 of principal and $4,500 of accrued interest and paid a tax gross-up benefit of $6,100. The Company estimates that $56,000 of principal and $3,000 of accrued interest will be forgiven in 2005, after which this loan will be fully satisfied.

During the first quarter of 2005, the Company's outside general counsel Katten
Muchin Rosenman LLP was paid $100,000 for providing legal services to the
Company. During the first quarter of 2004, Katten Muchin Rosenman LLP was paid
$86,000. A director of the Company is counsel to Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2005 and 2004 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $2,000 to these companies during the first quarter of 2005 and $16,000 to these companies during the first quarter of
2004. A director of the Company is the chairman and chief executive officer of these companies.

During the first quarter of 2005 and 2004, a director of the Company was paid
$9,000 for providing technology-related consulting services to the Company.

During the first quarter of 2005, DuPont Electronic Technologies ("DuPont"), a
stockholder and the employer of a director, was paid $17,000 for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002.
During the first quarter of 2004, DuPont was paid $21,000. A director of the
Company is an officer of DuPont, but does not share in any of these payments.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit
Committee receives an annual fee of $2,500 for his services in such capacity.
The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock
Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such grant has an exercise price equal to the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant.

On December 13, 2004 Infineon Technologies AG ("Infineon"), at such time the beneficial owner of approximately 15% of the Company's common stock, sold
475,000 shares of the Company's common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings
LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig
G. Kuttner, purchased shares representing an aggregate of approximately 9.6% of the

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation
Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments, particularly its Multi-Mix(R) products; general economic and industry conditions; the possibilities of impairment charges to the carrying value of our Multi-Mix(R) assets, thereby resulting in charges to our earnings; slower than anticipated penetration into the satellite communications, defense and wireless markets; the risk that the benefits expected from the
Company's acquisition of Filtran Microcircuits Inc. are not realized; the ability to protect proprietary information and technology; competitive products and pricing pressures; failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers' new or enhanced products; our ability and the ability of our OEM customers to keep pace with the rapid technological changes and short product life cycles in our industry and gain market acceptance for new products and technologies; changes in product mix resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; foreign currency fluctuations between the U.S. and Canadian dollars; risks relating to governmental regulatory actions in communications and defense programs; and
inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties as are detailed from time to time in the
Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-Q, and the
Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Merrimac Industries, Inc. ("Merrimac" or the "Company") is involved in the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics, and microstrip, bonded stripline and thick metal-backed Teflon(R) (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. The
Company's operations are conducted primarily through two business segments: (1)
electronic components and (2) microwave micro-circuitry (through its subsidiary,
Filtran Microcircuits Inc.).

The following table provides a breakdown of our sales between these segments for the quarters ended April 2, 2005 and April 3, 2004:

                                 April 2, 2005          April 3, 2004
                                 -------------          -------------
                                  $      % of sales       $       % of sales
                                  -      ----------       -       ----------
Electronic components        $ 5,637,000     77.7%   $ 6,396,000    83.6%
Microwave micro-circuitry(1) $ 1,635,000     22.5%   $ 1,339,000    17.5%
Less intersegment sales      $   (14,000)    (0.2)%  $   (87,000)   (1.1)%
                             -----------    -----    -----------   -----
Consolidated                 $ 7,258,000    100.0%   $ 7,648,000   100.0%
                             ===========    =====    ===========   =====

(1) Substantially all conducted by our Canadian subsidiary, Filtran
    Microcircuits Inc.

Merrimac is a versatile technologically oriented company specializing in miniature radio frequency lumped-element components, integrated networks, microstrip and stripline microwave components, subsystem assemblies and ferrite attenuators. Of special significance has been the combination of two or more of these technologies into single components to achieve superior performance and reliability while minimizing package size and weight. Merrimac components are today found in applications as diverse as satellites, military and commercial aircraft, radar, cellular radio systems, medical and dental diagnostic instruments and wireless Internet connectivity. Merrimac's components range in price from $0.50 to more than $10,000 and its subsystem assemblies range from
$500 to more than $500,000.

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

Multi-Mix PICO(R)

In July 2001, Merrimac introduced its Multi-Mix PICO(R) Microtechnology. Through
Multi-Mix PICO(R) technology, Merrimac offers a group of products at a greatly reduced size, weight and cost that includes hybrid junctions, directional couplers, quadrature hybrids, power dividers and inline couplers, filters and vector modulators along with 802.11a, 802.11b, and 802.11g Wireless LAN (Local
Area Network) modules. When compared to conventional multilayer quadrature hybrids and directional coupler products, Multi-Mix PICO(R) is more than 84%
smaller in size, without experiencing loss of power or performance. Merrimac has completed the development of integrated inline multi-couplers and is supplying these Multi-Mix PICO(R) products to major base station customers.

Merrimac's strategy is to be a reliable supplier of high quality, technically innovative signal processing products. Merrimac coordinates its marketing, research and development and manufacturing operations to develop new products and expand its markets. Merrimac's marketing and development activities focus on identifying and producing prototypes for new military and commercial programs and applications in aerospace, navigational systems, telecommunications and cellular analog and digital wireless telecommunications electronics. Merrimac's research and development efforts are targeted towards providing customers with more complex, reliable, and compact products at lower costs.

Filtran Microcircuits Inc.

Acquired by Merrimac in February 1999, Filtran Microcircuits Inc. ("FMI") is a
leading manufacturer of microwave micro-circuitry for the high frequency communications industry. FMI produces microstrip, bonded stripline, and thick metal-backed Teflon(R) (PTFE) microcircuits for RF applications including satellite, aerospace, personal communications systems, fiber optic telecommunications, automotive, navigational and defense applications worldwide.
FMI participates in the market for millimeter-wave applications. FMI also supplies mixed dielectric multilayer and high speed interconnect circuitry to meet customer demand for high performance and cost-effective packaging.

For more information regarding our electronics components business and the microwave micro-circuitry business done by FMI, please see Note 11 of the Notes to Consolidated Financial Statements.

The Company markets and sells its products domestically and internationally through a direct sales force and manufacturers' representatives. Merrimac has traditionally developed and offered for sale products built to specific customer needs, as well as standard catalog items.

The Company believes that while its wireless subscriber base continues to grow, the extended economic downturn, resulting in reduced spending by wireless telecommunications service providers, has caused many wireless telecommunications equipment manufacturers to delay or forego purchases of the
Company's products. However, the Company expects that its defense and satellite customers should continue to maintain their approximate current levels of orders during fiscal year 2005, though there are no assurances they will do so.
Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company's core strengths and revenue generators. Accordingly, defense and military product revenues may decrease and should not be expected to increase, at times of armed conflicts or war. The Company also anticipates increased levels of orders during fiscal year 2005 for its Multi-Mix(R) Microtechnology products, based on inquiries from existing customers, requests to quote from new and existing customers and market research. The improved telecommunications sector and the continued efforts to diversify FMI into wireless base stations, automotive and defense applications has resulted in additional orders for FMI, which the
Company anticipates will continue.

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

The Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2005 by approximately $1,200,000. The
Company intends to issue up to $1,600,000 of purchase order commitments for capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during the third and fourth quarters of 2005.

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

Research and development expenses consist of materials, salaries and related expenses of certain engineering personnel, and outside services related to product development projects. The Company charges all research and development expenses to operations as incurred. The Company believes that continued
investment in research and development is critical to the Company's long-term business success. The Company intends to continue to invest in research and development programs in future periods, and expects that these costs will increase over time, in order to develop new products, enhance performance of existing products and reduce the cost of current or new products.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Following is a summary of the carrying amounts of the Multi-Mix (R)
Microtechnology net assets included in the Company's consolidated financial statements at April 2, 2005 and the related future planned purchases and lease obligation commitments through January 2006.

Net assets:
Property, plant and equipment, at cost......................... $13,918,000
Less accumulated depreciation and amortization.................   5,572,000
                                                                -----------
Property, plant and equipment, net.............................   8,346,000
Inventories....................................................     290,000
Other assets, net..............................................     233,000
                                                                -----------
Total net assets at April 2, 2005.............................. $ 8,869,000
                                                                -----------
Commitments:
Planned equipment purchases for the remainder of 2005.......... $   600,000
Lease obligations through January 2006.........................     250,000
                                                                -----------
Total commitments.............................................. $   850,000
                                                                -----------
Total net assets and commitments............................... $ 9,719,000
                                                                ===========

Approximately 32% of the property, plant and equipment may be utilized in other areas of our electronic components operations.

The Company anticipates receiving additional orders during 2005 for its
Multi-Mix(R) Microtechnology products, for which substantial research and development costs have also been incurred. Due to economic and market conditions in the wireless industry over the past several years, telecommunications system service providers substantially reduced their capital equipment purchases from its customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix(R) Microtechnology product purchases that had been anticipated from certain specific customers or programs, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse

to the financial results and position of the Company. In accordance with the
Company's evaluation of Multi-Mix(R) under SFAS No. 144, the Company has determined no provision for impairment is required at this time. Management will continue to monitor the recoverability of the Multi-Mix(R) assets.

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

INVENTORY VALUATION

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,996,000 at April
2, 2005 and $1,942,000 at January 1, 2005, of which $940,000 and $901,000, respectively, represented cost overruns.

Procurement of inventory is based on specific customer orders and forecasts.
Customers have certain rights of modification with respect to these orders and forecasts. As a result, customer modifications to orders and forecasts affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory for the related customers. Although the Company may be able to use some of these excess components and raw materials in other products it manufactures, a portion of the cost of this excess inventory may not be recoverable from customers, nor may any excess quantities be returned to the vendors. The Company also may not be able to recover the cost of obsolete inventory from vendors or customers.

Write offs or write downs of inventory generally arise from:

     -    declines in the market value of inventory; and

     -    changes in customer demand for inventory, such as cancellation of orders and our purchases of inventory beyond customer needs that result in excess quantities on hand and that we are not able to return to the vendor or charge back to the customer.

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

VALUATION OF DEFERRED TAX ASSETS

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued
unchanged in fiscal years 2003, 2004 and 2005. Management believes that a valuation allowance is not required for FMI's deferred tax assets as their realization is more likely than not.

                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                                   (UNAUDITED)

The following table reflects the percentage relationships of items from the
Consolidated Statements of Operations as a percentage of net sales.

                                                      Percentage of Net Sales
                                                      -----------------------
                                                          Quarters Ended
                                                     ------------------------
                                                    April 2,         April 3,
                                                      2005             2004
                                                     ------           ------

Net sales....................................        100.0%           100.0%
                                                     ------           ------
Costs and expenses:
  Cost of sales..............................         58.2             56.2
  Selling, general and administrative........         31.9             32.1
  Research and development...................          7.4              7.5
                                                    ------           ------
                                                      97.5             95.8
                                                    ------           ------

Operating income ............................          2.5              4.2
Interest and other expense, net..............          (.7)            (1.1)
Loss on disposition of capital assets........          (.5)               -
                                                    ------           ------

Income before income taxes...................          1.3              3.1
Provision for income taxes...................           .1               .1
                                                    ------           ------
Net income ..................................          1.2%             3.0%
                                                    ======           ======

FIRST QUARTER OF 2005 COMPARED TO THE FIRST QUARTER OF 2004

Net sales.

Consolidated results of operations for the first quarter of 2005 reflect a decrease in net sales from the first quarter of 2004 of $390,000 or 5.1% to
$7,258,000. This decrease was attributable to a $759,000 decrease in net sales of electronic components and offset by a $296,000 increase in sales of microwave micro-circuitry products from the Company's wholly-owned subsidiary Filtran
Microcircuits Inc. ("FMI") and a $73,000 reduction of intersegment sales. The decrease in net sales for the electronic components segment for 2005 is attributable to lower orders in 2005 from existing satellite and defense customers and a lower opening backlog at the beginning of 2005, as compared to the beginning of 2004. The lower opening backlog reflected fewer orders from existing customers in the Company's defense business at the end of 2004.

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

The increase in sales of the microwave micro-circuitry segment for the first quarter of 2005 was due to new orders from existing customers resulting from the
Company's successful continued efforts to diversify FMI into wireless base stations, automotive and defense applications. FMI anticipates much of this new order volume to renew in future periods.

Backlog represents the amount of orders the Company has received that have not been shipped as of the end of a particular fiscal period. The orders in backlog are a measure of future sales and determine the Company's upcoming material, labor and service requirements. The book-to-bill ratio for a particular period represents orders received for that period divided by net sales for the same period. The Company looks for this ratio to exceed 1.0, indicating the backlog is being replenished by new orders at a higher rate than the sales being removed from the backlog.

The following table presents key performance measures that we use to monitor our operating results for the quarters ending April 2, 2005 and April 3, 2004:

                                          2005                      2004
                                  ---------------------     -----------------
Beginning backlog                    $ 12,945,000             $  12,395,000
Plus bookings                        $  8,195,000             $   8,609,000
Less net sales                       $  7,258,000             $   7,648,000
Ending backlog                       $ 13,882,000             $  13,356,000
Book-to-bill ratio                          1.13                      1.13

Orders of $8,195,000 were received during the first quarter of 2005, a decrease of $414,000 or 4.8% compared to $8,609,000 in orders received during the first quarter of 2004. Backlog increased by $937,000 to $13,882,000 at the end of first quarter of 2005 compared to $12,945,000 at year-end 2004.

The Company believes that while the wireless subscriber base continues to grow, the extended economic downturn, resulting in reduced spending by wireless telecommunications service providers, has caused many wireless telecommunications equipment manufacturers to delay or forego purchases of the
Company's products. However, the Company expects that its defense and satellite customers should continue to maintain their approximate current levels of orders for the remainder of fiscal year 2005, though there are no assurances they will do so. The Company also anticipates increased levels of orders during fiscal year 2005 for its Multi-Mix(R) Microtechnology products, based on inquiries from existing customers, requests to quote from new and existing customers and market research. The improved telecommunications sector and the continued efforts to diversify FMI into wireless base stations, automotive and defense applications has resulted in additional orders for FMI.

Cost of sales and Gross profit.

The following table provides comparative gross profit information, by product segment, between the quarters ended April 2, 2005 and April 3, 2004.



                                   Quarter ended April 2, 2005                         Quarter ended April 3, 2004
                         ------------------------------------------------- ----------------------------------------------------
                                            Increase/                                         Increase/
                                            ---------                                         ---------
                                           (Decrease)          % of                           (Decrease)          % of
                                           -----------         -----                          -----------         -----
                                           from prior         Segment                         from prior         Segment
                                           -----------        -------                         -----------        -------
                                $            period         Net Sales              $             period          Net Sales
                            -----------    -----------      ---------          --------        -----------       ---------

Electronic Components       $ 2,672,000    $ (270,000)         47.4%          $ 2,942,000       $ 628,000          46.0%
Gross Profit

Microwave Micro-
Circuitry Gross             $   362,000    $  (44,000)         22.2%          $   406,000       $ 268,000          30.4%
Profit

Consolidated Gross          $ 3,034,000    $ (314,000)         41.8%          $ 3,348,000       $ 896,000          43.8%
Profit



The decrease in gross profit for 2005 for the electronic components segment was due to the overall decrease in segment sales offset by a reduction of intersegment purchases from FMI of $73,000 for the first quarter of 2005 compared to the first quarter of 2004. The improvement in gross margin percent to 47.4% in the first quarter of 2005 from 46.0% in the first quarter of 2004 for the electronic components segment was due to higher yields and lower fixed costs.

Depreciation expense included in consolidated cost of sales for the first quarter of 2005 was $688,000, a decrease of $41,000 compared to the first quarter of 2004. For the first quarter of 2005, approximately $380,000 of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. For the first quarter of 2005, approximately $493,000 of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets.

FMI sales include intersegment sales of $14,000 and $87,000 in the first quarter of 2005 and 2004, respectively. The decrease in gross margin and gross margin percent for the first quarter of 2005 is due to higher direct labor and manufacturing costs, attributable to the strengthening of the Canadian dollar, related to defense orders booked in 2004. These higher costs for such defense orders are not expected to continue into future periods.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,311,000 for the first quarter of 2005 decreased by $143,000 or 5.8%, and when expressed as a percentage of net sales, decreased by 0.2

percentage points to 31.9% compared to the first quarter of 2004. The decrease in such expenses for the first quarter of 2005 was due to lower commissions related to the lower sales level in the first quarter of 2005 and lower administrative costs.

Research and development expenses.

Research and development expenses for new products were $541,000 for the first quarter of 2005, a decrease of $31,000 or 5.4%, and when expressed as a percentage of net sales, a decrease of 0.1 percentage points to 7.4% compared to the first quarter of 2004. Except for $40,000 of expenses at FMI (a decrease of
$17,000 from such FMI expenses in the first quarter of 2004) substantially all of the research and development expenses were related to Multi-Mix(R)
Microtechnology and Multi-Mix PICO(R) products. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for Multi-Mix(R).

Operating income.

Consolidated operating income for the first quarter of 2005 was $182,000 compared to consolidated operating income of $322,000 for the first quarter of
2004. The decrease in consolidated operating income was due to the lower sales level, partially offset by the lower level of operating expenses.

For the first quarter of 2005, the Company's operating income for its electronic component segment was $187,000 compared to operating income of $210,000 for the first quarter of 2004. For the first quarter of 2005, operating loss for the microwave micro-circuitry segment was $5,000 compared to operating income of
$112,000 for the first quarter of 2004. The lower operating income for the microwave micro-circuitry segment was due to the segment's higher commissions and administrative expenses compared to the first quarter of 2004.

Interest and other expense, net.

Interest and other expense, net was $53,000 for the first quarter of 2005 compared to interest and other expense, net of $81,000 for the first quarter of
2004. Interest expense for the first quarter of 2005 was principally incurred on borrowings under the term loans which the Company consummated during the fourth quarter of 2003. Interest expense for the first quarter of 2004 was principally incurred on borrowings under the Company's revolving line of credit and the term loans described above. Despite the general rise in interest rates from 2004 to
2005, the reduction of interest and other expense was due to lower outstanding debt balances during the first quarter of 2005 as the Company repaid approximately $1,500,000 throughout 2004.

Income taxes.

The Company's effective tax rate for the quarter ended April 2, 2005 reflects
U.S. Federal Alternative Minimum Tax and State income taxes that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company may become subject to these limitations in 2005 depending on change in ownership.

Net income.

Net income for the first quarter of 2005 was $84,000 compared to net income of
$231,000 for the first quarter of 2004. Net income per diluted share for the first quarter of 2005 was $.03 compared to net income of $.07 per diluted share for the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $2,300,000 at the end of the first quarter of 2005 compared to approximately $2,200,000 at the end of 2004. The Company's working capital was approximately $9,400,000 and its current ratio was 3.3 to 1 at the end of the first quarter of 2005 compared to $8,500,000 and 2.9 to 1, respectively, at the end of 2004. At April 2, 2005, the Company had available borrowing capacity under its revolving line of credit of $3,900,000.

The Company's operating activities generated positive cash flows of $333,000 during the first quarter of 2005 compared to $2,296,000 of positive cash flows during the first quarter of 2004. The primary sources of operating cash flows for the first quarter of 2005 were the quarterly net income of $83,000 which was reduced by depreciation and amortization of $777,000, the reduction of accounts receivable of $252,000, offset by an increase in inventories of $363,000, an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $389,000 and an increase in other current assets of $86,000. The primary sources of operating cash flows for the first quarter of 2004 were the quarterly net income of $231,000; depreciation and amortization of $820,000; the reduction of accounts receivable of $580,000; a decrease in other current assets; and an aggregate increase in accounts payable, accrued liabilities and customer deposits of $639,000, partly offset by increased inventory levels and the reduction of other liabilities.

The Company made net cash investments in property, plant and equipment of
$245,000 during the first quarter of 2005 compared to net cash investments made in property, plant and equipment of $277,000 during the first quarter of 2004.
These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $8,346,000 at the end of the
first quarter of 2005, a decrease of $527,000 compared to $8,873,000 at the end of fiscal year 2004.

The Company's planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company's $5,000,000 revolving credit facility, which expires October 8, 2006.

The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a
$2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. The revolving line of credit, which expires October 8, 2006, is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At April
2, 2005, the Company had available borrowing capacity under its revolving line of credit of $3,900,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 6.50%). The principal amount of Term Loan
A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 7.00%). The principal amount of Term
Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 7.00%). As of April 2, 2005, the
Company, under the terms of its agreement with CIT, had elected to convert
$900,000 of Term Loan A and $2,100,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on October 12, 2004 for six months at an interest rate of 5.49% and expired April 11, 2005. The new LIBOR interest rate options were renewed for six months at 6.64% and will expire October 11, 2005. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the
Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at April 2, 2005.

FMI has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus 3/4%. No borrowings were outstanding under this agreement at April 2, 2005.

FMI has a $1,800,000 (Canadian) revolving lease line with the Bank of Nova
Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of April 2, 2005, $644,000
(Canadian) has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2005, FMI obtained $231,000 (US) in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2004.

Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $739,000 at April 2, 2005 and $611,000 at
January 1, 2005.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first quarter of 2005 by approximately $520,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2005 by approximately $1,200,000. The
Company intends to issue commitments to purchase $1,600,000 of capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during the third and fourth quarters of 2005.

The functional currency for the Company's wholly-owned subsidiary FMI is the
Canadian dollar. The change in accumulated other comprehensive income for the first quarter of 2005 and 2004 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods.
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

In December 2004, SFAS No. 123R, "Share-Based Payment," a revision of SFAS No.
123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123R replaces existing requirements of SFAS No. 123 and APB Opinion No. 25
"Accounting for Stock-Based Compensation", and requires public companies to recognize the cost of employee services received in exchange for equity instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. SFAS No. 123R will be effective as of the beginning of the next fiscal year that begins after June 15, 2005. The Company expects the adoption of this statement will have a non-cash material effect on its financial statements, but the Company cannot reasonably estimate the impact of the adoption because certain assumptions used in the calculation of the value of share-based payments may change in 2005.

The FASB has proposed FASB Staff Position No. 109-a, "Application of FASB
Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided
to U.S. Based Manufacturers by the American Jobs Creation Act of 2004." On
October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction for up to 9 percent (when fully phased in) of the lesser of (a) "qualified production activities income," or (b)
taxable income (after the deduction for the utilization of any net operating loss carryforwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109. The FASB staff believes that the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company is currently evaluating the impact that this provision will have on its financial position and results of operations.

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

Multi-Mix(R) Microtechnology and Multi-Mix PICO(R) Products.

         We have made capital investments of approximately $14 million in our proprietary line of Multi-Mix(R) Microtechnology products.

         While we have generated revenues and developed a customer base for our
Multi-Mix (R) products, if a competitive product or decreased consumer demand for our Multi-Mix (R) products resulted in significant decrease in those revenues, our ability to recover our investment in our Multi-Mix (R)
Microtechnology product assets could be negatively impacted and result in a write off of the carrying value of these assets and an impairment charge to our earnings.

         In addition, we have invested significant engineering, research and development, personnel and other resources in developing our new Multi-Mix
Zapper(R) product line, introduced in June 2004. While revenues to date have not been material, we intend to incur significant additional expenses, including sales and marketing costs, in implementing our strategic plan to commercialize various applications of our Multi-Mix(R) technologies. These products are direct drop-in replacements for competing technologies used in virtually all wireless base stations. There are competing technologies already in the marketplace, and in order to obtain market share we will have to convince customers to convert to our products from those that are already in use.

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

         Our business plan anticipates significant future revenues from our
Multi-Mix(R) products. Due to economic and market conditions in the wireless industry over the past several years, telecommunications system service providers substantially reduced their capital equipment purchasers from our customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix(R) Microtechnology product purchases that had been anticipated from certain specific customers or programs, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments. If we are unable to generate significant future revenues from these Multi-Mix(R) products or identify alternative uses, sufficient to recover our investment, we could have to write down the carrying value of these assets, thereby incurring an impairment charge to earnings, which would significantly harm our operations and financial condition.

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

     -    the inability of our customers to adapt to rapidly changing technology and evolving industry standards that result in short product life cycles;
     -    the inability of our customers to develop and market their products, some of which are new and untested; and
     -    the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance.

The expenses relating to our products might increase, which could reduce our gross margins.

         In the past, developing engineering solutions, meeting research and development challenges and overcoming production and manufacturing issues have resulted in additional expenses and cost

overruns. These expenses create pressure on our average selling prices and may result in decreased margins of our products. We expect that this will continue.
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

         Write offs or write downs of inventory generally arise from:

         -    declines in the market value of inventory;
         -    changes in customer demand for inventory, such as cancellations of orders; and
         -    our purchases of inventory beyond customer needs that result in excess quantities on hand and that we are not able to return to the vendor or charge back to the customer.

         Our products and therefore our inventories are subject to technological risk. At any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk we may be unable to sell our inventory in a timely manner and avoid it becoming obsolete. As of April 2, 2005, our inventories, including raw materials, work-in-process and finished goods, were valued at $3.3 million and we had valuation allowances for obsolescence and cost overruns of $2.0 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our reserves and our operating results could be substantially harmed.

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

         -    adversely affect our operating results by reducing the volumes of products that we manufacture for our customers;
         -    delay or eliminate recoupment of our expenditures for inventory purchased in preparation for customer orders; and
         -    lower our asset utilization, which would result in lower gross margins.

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

         -    changes in the mix of net revenues attributable to higher-margin and lower-margin products;
         -    customers' decisions to defer or accelerate orders;
         -    timing of shipments of orders for our products;
         -    changes in product mix which could cause unexpected engineering or research and development costs;
         -    changes in demand for our products;
         -    announcements or introductions of new products by our competitors;
         -    engineering or production delays due to product defects or quality problems and production yield issues; and
         -    defense budgets are very dynamic which could cause military program delays or cancellations.

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

         Our financial performance depends substantially on the performance of our executive officers and key employees. We are dependent in particular on
Mason N. Carter, who serves as our Chief Executive Officer, Reynold K. Green, our Chief Operating Officer, Robert V. Condon, who serves as our Chief Financial
Officer and James J. Logothetis, our Chief Technology Officer. We are also dependent upon our other highly skilled engineering, research and development and technical personnel, due to the specialized technical nature of our business. If we lose the services of any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements. Key Man insurance is maintained on certain executives of the Company.

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

On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate, payable in accordance with Mr.
Carter's employment agreement. Each year the Company is required to forgive 20%
of the amount due under this loan and the accrued interest thereon. During 2004, the Company forgave $56,000 of principal and $4,500 of accrued interest and paid a tax gross-up benefit of $6,100. The Company estimates that $56,000 of principal and $3,000 of accrued interest will be forgiven in 2005, after which this loan will be fully satisfied.

During the first quarter of 2005, the Company's outside general counsel Katten
Muchin Rosenman LLP was paid $100,000 for providing legal services to the
Company. During the first quarter of 2004, Katten Muchin Rosenman LLP was paid
$86,000. A director of the Company is counsel to Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2005 and 2004 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $2,000 to these companies during the first quarter of 2005 and $16,000 to these companies during the first quarter of
2004. A director of the Company is the chairman and chief executive officer of these companies.

During the first quarter of 2005 and 2004, a director of the Company was paid
$9,000 for providing technology-related consulting services to the Company.

During the first quarter of 2005, DuPont Electronic Technologies ("DuPont"), a
stockholder and the employer of a director, was paid $17,000 for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002.
During the first quarter of 2004, DuPont was paid $21,000. A director of the
Company is an officer of DuPont, but does not share in any of these payments.

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

On December 13, 2004 Infineon Technologies AG ("Infineon"), at such time the beneficial owner of approximately 15% of the Company's common stock, sold
475,000 shares of the Company's common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings
LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig
G. Kuttner, purchased shares representing an aggregate of approximately 9.6% of the Company's common stock. Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the Company. In connection with the transaction, the Company and Infineon terminated the Stock Purchase and Exclusivity Letter
Agreement dated April 7, 2000, as amended, which provided that the Company would design, develop and produce exclusively for Infineon certain Multi-Mix(R)
products that incorporate active RF power transistors for use in certain wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth tranceivers.

DuPont and the four purchasers above hold registration rights which currently give them the right to register an aggregate of 1,003,413 shares of Common Stock of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on the Company's borrowings under its financing agreement with CIT fluctuates with the prime rate and LIBOR. A variation of 1% in the prime rate and LIBOR during the year ended January 1, 2005 would have affected the
Company's earnings by approximately $38,000.

Foreign Currency Risk

The Company is subject to currency exchange rate risk for the assets, liabilities and cash flows of its subsidiary that operates in Canada. The
Company does not utilize financial instruments such as forward exchange contracts or other derivatives to limit its exposure to fluctuations in the value of foreign currencies. There are costs associated with our operations in
Canada which require payments in the local currency and payments received from customers for goods sold in Canada are typically in the local currency. We partially manage our foreign currency risk related to those payments by maintaining operating accounts in Canada.

A significant portion of the Company's revenues and receivables (including those of its Canadian subsidiary) are denominated in U.S. dollars. A strengthening of the U.S. dollar could make the Company's products less competitive in foreign markets. Alternatively, if the U.S. dollar were to weaken, it would make the
Company's products more competitive in foreign markets, but could result in higher costs from its Canadian operations.

ITEM 4. CONTROLS AND PROCEDURES

         As of April 2, 2005 (the end of the period covered by this report), the
Company's management carried out an evaluation, with the participation of the
Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that, as of April 2, 2005, the Company's disclosure controls and procedures were effective.

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

                                       31

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

                                              MERRIMAC INDUSTRIES, INC.

Date: May 17, 2005                            By: /s/ Mason N. Carter
                                                  -------------------
                                              Mason N. Carter
                                              Chairman, President and
                                              Chief Executive Officer

Date: May 17, 2005                            By: /s/ Robert V. Condon
                                                  --------------------
                                              Robert V. Condon
                                              Vice President, Finance and
                                              Chief Financial Officer

