Form 10-Q
period 2005-07-02
MERRIMAC INDUSTRIES INC
filed 2005-08-16
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

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

As of August 12, 2005, there were 3,145,083 shares of Common Stock, par value
$0.01 per share, outstanding.

                            MERRIMAC INDUSTRIES, INC.
                               41 Fairfield Place
                             West Caldwell, NJ 07006

                                      INDEX



                                                                                   Page

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Operations and Comprehensive Income
          (Loss) for the Quarters and Six Months Ended July 2, 2005
           and July 3, 2004........................................................ 1

          Consolidated Balance Sheets as of July 2, 2005
          and January 1, 2005...................................................... 2

          Consolidated Statement of Stockholders' Equity for the Six Months
          Ended July 2, 2005....................................................... 3

          Consolidated Statements of Cash Flows for the Six Months
          Ended July 2, 2005 and July 3, 2004...................................... 4

          Notes to Consolidated Financial Statements............................... 5

Item 2.   Management's Discussion and Analysis of Financial Condition

PART II.  OTHER INFORMATION



PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)



                                                          Quarters Ended                    Six Months Ended
                                                      -----------------------          ------------------------
                                                        July 2,      July 3,             July 2,       July 3,
                                                         2005         2004                2005          2004
                                                      ----------   ----------          ----------     ---------

OPERATIONS

Net sales ...................................         $7,568,977   $7,896,044          $14,827,312   $15,543,872
                                                      ----------   ----------          -----------   -----------
Costs and expenses:
  Cost of sales .............................          4,300,801    4,587,619            8,524,758     8,887,550
  Selling, general and administrative .......          2,343,888    2,453,115            4,655,286     4,907,534
  Research and development ..................            508,074      396,038            1,048,670       967,623
                                                      ----------   ----------          -----------   -----------
                                                       7,152,763    7,436,772           14,228,714    14,762,707
                                                      ----------   ----------          -----------   -----------

Operating income ............................            416,214      459,272              598,598       781,165
Interest and other expense, net .............            (63,954)     (70,286)            (116,888)     (151,248)
Loss on disposition of capital assets........                  -            -              (35,868)            -
                                                      ----------   ----------          -----------   -----------
Income before income taxes...................            352,260      388,986              445,842       629,917
Provision (benefit) for income taxes.........             20,000      (55,000)              30,000       (45,000)
                                                      ----------   ----------          -----------   -----------
Net income ..................................         $  332,260   $  443,986          $   415,842   $   674,917
                                                      ==========   ==========          ===========   ===========

Net income per common share-basic............         $      .11   $      .14          $       .13   $       .22
                                                      ==========   ==========          ===========   ===========
Net income per common share-diluted..........         $      .10   $      .14          $       .13   $       .21
                                                      ==========   ==========          ===========   ===========

Weighted average number of shares outstanding:
  Basic .....................................          3,140,876    3,123,512            3,139,330     3,122,202
                                                      ==========   ==========          ===========   ===========
  Diluted....................................          3,172,577    3,163,861            3,173,549     3,146,416
                                                      ==========   ==========          ===========   ===========

COMPREHENSIVE INCOME (LOSS)

Net income ..................................         $  332,260   $  443,986          $   415,842   $   674,917
Comprehensive loss:
  Foreign currency translation adjustment....            (53,140)     (34,556)            (111,834)     (143,307)
                                                      ----------   ----------          -----------   -----------
Comprehensive income ........................         $  297,120   $  409,430          $   304,008   $   531,610
                                                      ==========   ==========          ===========   ===========


See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                       July 2,             January 1,
                                                                                        2005                  2005
                                                                                        ----                  ----
                                                                                     (UNAUDITED)            (AUDITED)

ASSETS

Current assets:
  Cash and cash equivalents......................................................    $ 2,720,980           $ 2,166,481
  Accounts receivable, net.......................................................      6,363,940             6,472,991
  Income tax refunds receivable..................................................              -                97,643
  Inventories, net...............................................................      3,519,780             2,931,259
  Other current assets...........................................................        703,891               583,029
  Deferred tax assets............................................................        680,000               676,000
                                                                                     -----------           -----------

    Total current assets.........................................................     13,988,591            12,927,403
                                                                                     -----------           -----------

Property, plant and equipment....................................................     37,919,924            37,988,352
  Less accumulated depreciation and amortization.................................     23,696,788            22,404,372
                                                                                     -----------           -----------
Property, plant and equipment, net...............................................     14,223,136            15,583,980

Restricted cash..................................................................      1,500,000             1,500,000
Other assets.....................................................................        677,371               746,714
Deferred tax assets..............................................................        407,000               439,000
Goodwill.........................................................................      3,309,477             3,377,913
                                                                                     -----------           -----------

    Total Assets.................................................................    $34,105,575           $34,575,010
                                                                                     ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt..............................................    $   984,535           $   904,940
  Accounts payable...............................................................      1,364,555             1,309,132
  Accrued liabilities............................................................      1,482,060             1,930,682
  Customer deposits..............................................................        144,086               233,406
  Income taxes payable...........................................................            816                85,131
                                                                                      ----------           -----------

    Total current liabilities....................................................      3,976,052             4,463,291

Long-term debt, net of current portion...........................................      2,477,063             2,778,135
Deferred compensation............................................................         34,684                53,739
Deferred liabilities.............................................................         18,347                33,974
Deferred tax liabilities.........................................................        648,000               648,000
                                                                                     -----------           -----------

    Total liabilities............................................................      7,154,146             7,977,139
                                                                                     -----------           -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share:
    Authorized: 1,000,000 shares
    No shares issued.............................................................              -                     -
  Common stock, par value $.01 per share:
    20,000,000 shares authorized; 3,225,583 and 3,215,070 shares issued;
    and 3,143,483 and 3,132,970 shares outstanding, respectively................          32,256                32,151
  Additional paid-in capital.....................................................     18,806,155            18,756,710
  Retained earnings..............................................................      8,095,837             7,679,994
  Accumulated other comprehensive income.........................................      1,047,048             1,158,882
                                                                                     -----------           -----------

                                                                                      27,981,295            27,627,737
  Less treasury stock, at cost - 82,100 shares ..................................       (573,866)             (573,866)
  Less loan to officer-stockholder...............................................       (456,000)             (456,000)
                                                                                     -----------           -----------

    Total stockholders' equity...................................................     26,951,429            26,597,871
                                                                                     -----------           -----------

    Total Liabilities and Stockholders' Equity...................................    $34,105,575           $34,575,010
                                                                                     ===========           ===========


See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          SIX MONTHS ENDED JULY 2, 2005
                                   (UNAUDITED)



                                                                        Accumulated
                                                 Additional                Other                              Loan to
                                 Common Stock    Paid-in      Retained  Comprehensive   Treasury  Stock      Officer-
                               Shares    Amount  Capital(A)   Earnings     Income      Shares      Amount   Stockholder    Total
                             ------------------------------------------------------------------------------------------------------

Balance, January 1, 2005....  3,215,070 $32,151 $18,756,710  $7,679,994  $1,158,882    82,100    $(573,866)  $(456,000) $26,597,871

Net income..................                                    415,842                                                     415,842
Stock Purchase Plan sales...      5,513      55      29,495                                                                  29,550
Exercise of options.........      5,000      50      19,950                                                                  20,000
Foreign currency translation                                               (111,834)                                       (111,834)
                             ------------------------------------------------------------------------------------------------------
Balance, July 2, 2005.......  3,225,583 $32,256 $18,806,155  $8,095,837  $1,047,048    82,100    $(573,866)  $(456,000) $26,951,429
                             ======================================================================================================


(A)  Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                  Six Months Ended
                                                                                                 ------------------
                                                                                         July 2,                     July 3,
                                                                                          2005                        2004
                                                                                          ----                        ----

Cash flows from operating activities:
  Net income ..................................................................    $      415,842             $      674,917
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization .............................................         1,564,483                  1,646,794
    Amortization of deferred financing costs...................................            24,960                     24,962
    Loss on disposition of assets..............................................            35,868                          -
    Deferred and other compensation............................................             2,858                      4,923
    Deferred tax benefit.......................................................                 -                    (75,000)

  Changes in operating assets and liabilities:
    Accounts receivable .......................................................            87,178                    412,330
    Income tax refunds receivable .............................................            94,905                      5,459
    Inventories ...............................................................          (592,998)                   178,722
    Other current assets ......................................................          (121,608)                   (23,942)
    Deferred tax assets........................................................            18,000                          -
    Other assets ..............................................................            44,383                     12,681
    Accounts payable ..........................................................            65,484                    176,570
    Accrued liabilities .......................................................          (444,502)                   216,410
    Customer deposits..........................................................           (89,320)                  (221,450)
    Income taxes payable ......................................................           (83,782)                    28,000
    Deferred compensation .....................................................           (21,913)                   (22,071)
    Other liabilities .........................................................           (15,627)                    (7,020)
                                                                                   --------------             --------------

Net cash provided by operating activities .....................................           984,211                  3,032,285
                                                                                   --------------             --------------

Cash flows from investing activities:
  Purchase of capital assets ..................................................          (559,812)                  (642,566)
  Proceeds from disposition of capital assets..................................           295,000                          -
                                                                                   --------------             --------------

Net cash used in investing activities .........................................          (264,812)                  (642,566)
                                                                                   --------------             --------------

Cash flows from financing activities:
  Borrowings under revolving credit facility...................................           161,017                          -
  Borrowings from revolving lease line.........................................           230,753                          -
  Repayment of borrowings .....................................................          (612,558)                (1,053,667)
  Proceeds from the exercise of stock options..................................            20,000                     53,950
  Proceeds from Stock Purchase Plan sales......................................            29,550                      5,107
                                                                                   --------------             --------------

Net cash used in financing activities .........................................          (171,238)                  (994,610)
                                                                                   --------------             --------------

Effect of exchange rate changes ...............................................             6,338                     (8,857)
                                                                                   --------------             --------------

Net increase in cash and cash equivalents .....................................           554,499                  1,386,252
Cash and cash equivalents at beginning of year ................................         2,166,481                    452,633
                                                                                   --------------             --------------

Cash and cash equivalents at end of period ....................................    $    2,720,980             $    1,838,885
                                                                                   ==============             ==============

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Income taxes ..............................................................    $      210,000             $        2,000
                                                                                   ==============             ==============
    Interest on credit facilities..............................................    $      144,158             $      143,492
                                                                                   ==============             ==============
  Non-cash activities-
    Purchases of capital assets ...............................................    $            -             $      223,000
                                                                                   ==============             ==============


See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by generally accepted accounting principles for a full fiscal year. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of
July 2, 2005 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the
Company's Annual Report on Form 10-KSB for the year ended January 1, 2005.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The
Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company's very limited experience with these contracts. During the second quarter and first six months of 2004, the Company recognized a revenue reduction of $12,000 related to a cost-reimbursement contract. The Company did not recognize any revenue related to cost-reimbursement contracts in 2005.

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

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at July 2, 2005 and
January 1, 2005 was attributable solely to the effects of foreign currency translation.

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

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, SFAS No. 123R, "Share-Based Payment," a revision of SFAS No.
123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123R replaces existing requirements of SFAS No. 123 and APB Opinion No. 25
"Accounting for Stock-Based Compensation", and requires public companies to recognize the cost of employee services received in exchange for equity instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. SFAS No. 123R will be effective as of the beginning of the next fiscal year that begins after June 15, 2005. The Company expects the adoption of this statement will have a non-cash material effect on its financial statements, but the Company cannot reasonably estimate the amount of the effect resulting from the adoption because certain assumptions used in the calculation of the value of share-based payments may change in 2005.

The FASB has issued FASB Staff Position No. 109-1, "Application of FASB
Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided
to U.S. Based Manufacturers by the American Jobs Creation Act of 2004." On
October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction for up to 9 percent (when fully phased in) of the lesser of (a) "qualified production activities income," or (b)
taxable income (after the deduction for the utilization of any net operating loss carryforwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109. The FASB staff believes that the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company is currently evaluating the impact that this provision will have on its financial position and results of operations.

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

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                     Quarters Ended                     Six Months Ended
                                                               ---------------------------         --------------------------
                                                                  July 2,         July 3,             July 2,        July 3,
                                                                   2005            2004                2005           2004
                                                               ------------    -----------         ------------    ----------

   Net income - as reported ...............................    $   332,260    $   443,986          $   415,842      $674,917
     Plus: stock-based compensation
        expense included in reported net income  ..........              -              -                    -             -
     Less: Stock-based compensation expense
        determined using the fair value method ............        (36,000)       (36,000)             (69,000)      (88,000)
                                                               -----------    -----------          -----------     ---------
     Net income - pro forma ...............................    $   296,260    $   407,986          $   346,842      $586,917
                                                               ===========    ===========          ===========     =========

     Basic net income per share:
      As reported .........................................    $       .11    $       .14          $       .13    $      .22
      Pro forma ...........................................    $       .09    $       .13          $       .11    $      .19
     Diluted net income per share:
      As reported .........................................    $       .10    $       .14          $       .13    $      .21
      Pro forma ...........................................    $       .09    $       .13          $       .11    $      .19


The fair value of each of the options and purchase plan subscription rights granted in 2005 and 2004 was estimated on the date of grant using the
Black-Scholes option valuation model.

The following weighted average assumptions were utilized:

                                                        2005          2004
                                                        ----          ----
Expected option life (years).......................      2.0           2.7
Expected volatility................................    36.00%        50.00%
Risk-free interest rate............................     3.60%         1.50%
Expected dividend yield............................     0.00%         0.00%

7. GOODWILL

The changes in the carrying amount of goodwill for the six months ended July 2,
2005 and July 3, 2004 are as follows:

                                                       2005           2004
                                                       ----           ----
Balance, beginning of year.....................    $3,377,913      $3,122,563
Foreign currency adjustment....................       (68,436)        (94,486)
                                                   ----------      ----------
Balance, end of period.........................    $3,309,477      $3,028,077
                                                   ==========      ==========

8. INVENTORIES

Inventories consist of the following:

                                                      July 2,       January 1,
                                                       2005            2005
                                                       ----            ----
Finished goods.................................    $  706,429      $  263,382
Work in process................................     1,212,218       1,179,606
Raw materials and purchased parts..............     1,601,133       1,488,271
                                                   ----------      ----------
Total..........................................    $3,519,780      $2,931,259
                                                   ==========      ==========

Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,645,000 at July 2, 2005 and $1,942,000 at January 1, 2005, of
which $563,000 and $901,000, respectively, represented cost overruns.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at July 2, 2005 and January 1, 2005:



                                                                                July 2,       January 1,
                                                                                 2005            2005
                                                                               -----------   -----------

The CIT Group/Business Credit, Inc. (A):
   Revolving line of credit, interest 1/2% above prime .....................           -              -
   Term loan A, due October 8, 2008, variable interest above LIBOR or prime.  $  925,000     $1,075,000
   Term loan B, due October 8, 2010, variable interest above LIBOR or prime.   2,062,502      2,258,930

The Bank of Nova Scotia (B):
   Capital leases, interest 8.7%, due June 2005 ............................           -        117,539
   Capital leases, interest 7.3%, due April 2006 ...........................      96,626        124,125
   Capital leases, interest 5.8%, due May 2006 .............................      75,753              -
   Capital leases, interest 7.9%, due June 2006 ............................      85,271        107,481
   Capital leases, interest 5.8%, due January 2010 .........................     216,446              -
                                                                              ----------     ----------
                                                                               3,461,598      3,683,075
Less current portion .......................................................     984,535        904,940
                                                                              ----------     ----------
Long-term portion ..........................................................  $2,477,063     $2,778,135
                                                                              ==========     ==========


(A)  The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a $2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. The revolving line of credit, which expires October 8, 2006, is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the
     $1,500,000 restricted cash). At July 2, 2005, the Company had available borrowing capacity under its revolving line of credit of $4,600,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent
     (currently 7.0%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 7.50%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 7.50%). As of July 2, 2005, the
     Company, under the terms of its agreement with CIT, had elected to convert
     $850,000 of Term Loan A and $1,950,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on April 11, 2005 for six months at an interest rate of 6.64% and expire October 11, 2005. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the
     Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at
     July 2, 2005.

(B)  Filtran Microcircuits Inc. ("FMI") has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the
     prime rate plus 3/4%. No borrowings were outstanding under this agreement at July 2, 2005.

     FMI has a $1,800,000 (Canadian) revolving lease line with the Bank of Nova
     Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of July 2, 2005,
     $581,000 (Canadian) has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2005, FMI obtained $231,000 (US)
     in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2004.

     Assets securing capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $704,000 at July 2, 2005 and
     $611,000 at January 1, 2005.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES

The Company's effective tax rate for the six months ended July 2, 2005 reflects
U.S. Federal Alternative Minimum Tax and state income taxes that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards. A benefit was recorded in the amount of $75,000 based on available Canadian tax credits due during the second quarter of 2004.

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued
unchanged in 2003, 2004 and the first six months of 2005. Management believes that a valuation allowance is not required for FMI's deferred tax assets as they are more likely than not to be realized.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company does not believe that it may become subject to these limitations in 2005.

11. BUSINESS SEGMENT DATA

The Company's operations are conducted primarily through two business segments:
(1) electronic components and sub-assemblies and (2) microwave micro-circuitry.
These segments, and the principal operations of each, are as follows:

Electronic components and sub-assemblies: Design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 82% are located in the United States and 18% are located in Costa Rica. Included in such segment are the Multi-Mix(R)
Microtechnology net assets.

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
Intersegment sales and the resulting intersegment assets are principally due to intercompany sales from the microwave micro-circuitry segment to the electronic components and sub-assemblies segment.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                              Quarters Ended               Six Months Ended
                                                         ---------------------------    ---------------------------
                                                           July 2,           July 3,      July 2,          July 3,
                                                            2005              2004         2005             2004
                                                         ---------         ---------    ---------         ---------
                                                          (In thousands of dollars)      (In thousands of dollars)

Industry segments:
    Sales to unaffiliated customers:
             Electronic components and sub-assemblies    $   5,824         $   6,384     $  11,461         $  12,780
             Microwave micro-circuitry                       1,831             1,522         3,466             2,861
             Intersegment sales                                (86)              (10)         (100)              (97)
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $   7,569         $   7,896     $  14,827         $  15,544
                                                         =========         =========     =========         =========
    Income before income taxes:
      Operating income:
             Electronic components and sub-assemblies    $     257         $     288     $     444         $     498
             Microwave micro-circuitry                         159               171           155               283
      Interest and other expense, net                          (64)              (70)         (117)             (151)
      Loss on disposition of assets                              -                 -           (36)                -
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $     352         $     389     $     446         $     630
                                                         =========         =========     =========         =========

      Depreciation and amortization:
             Electronic components and sub-assemblies    $     736         $     769     $   1,432         $   1,528
             Microwave micro-circuitry                          64                58           133               119
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $     800         $     827     $   1,565         $   1,647
                                                         =========         =========     =========         =========
      Capital expenditures:
             Electronic components and sub-assemblies    $     311         $     361     $     544         $     578
             Microwave micro-circuitry                           4                 5            16                65
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $     315         $     366     $     560         $     643
                                                         =========         =========     =========         =========



                                                                                          July 2,           July 3,
                                                                                            2005              2004
                                                                                         ---------         ---------

      Identifiable assets:
             Electronic components and sub-assemblies                                    $  24,855         $  26,061
             Microwave micro-circuitry                                                       6,559             5,913
             Corporate                                                                       2,721             1,839
             Intersegment                                                                      (29)              (19)
                                                                                         ---------         ---------
             Consolidated                                                                $  34,106         $  33,794
                                                                                         =========         =========


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



                                                                   Quarters Ended                     Six Months Ended
                                                             ----------------------------        ----------------------------
                                                                 July 2,         July 3,             July 2,         July 3,
                                                                  2005            2004                2005            2004
                                                             ----------------------------        ----------------------------

Net income available to common stockholders ...............  $     332,260    $  443,986         $     415,842     $  674,917
                                                             =============    ==========         =============     ==========

Basic net income per share
--------------------------------
Weighted average number of shares outstanding for
basic net income per share-
Common stock ..............................................      3,140,876      3,123,512            3,139,330      3,122,202
                                                             =============    ===========        =============    ===========

Net income per common share - basic .......................  $         .11    $       .14        $         .13    $       .22
                                                             =============    ===========        =============    ===========

Diluted net income per share
-----------------------------------
Weighted average number of shares outstanding for diluted
  net income per share:

Common stock ..............................................      3,140,876      3,123,512            3,139,330      3,122,202
Effect of dilutive securities - stock options (1) .........         31,701         40,349               34,219         24,214
                                                             -------------    -----------        -------------    -----------
Weighted average number of shares outstanding for
diluted net income per share ..............................      3,172,577      3,163,861            3,173,549      3,146,416
                                                             =============    ===========        =============    ===========

Net income per common share - diluted .....................  $         .10    $       .14        $         .13    $       .21
                                                             =============    ===========        =============    ===========


(1)  Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

     Diluted net income per share excludes 299,000 and 392,000 shares underlying stock options for the quarters ended July 2, 2005 and July 3, 2004, respectively, and 279,000 and 408,000 shares underlying stock options for the six months ended July 2, 2005 and July 3, 2004, respectively, as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on earnings per share.

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

During the second quarter and first six months of 2005, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $75,000 and $175,000, respectively, for providing legal services to the Company. During the second quarter and first six months of 2004, Katten Muchin Rosenman LLP was paid
$65,000 and $152,000, respectively. A director of the Company is counsel to
Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005 and 2004 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $1,000 and $3,000 to these companies during the second quarter and first six months of 2005. The Company paid an aggregate of $1,000 and $17,000 to these companies during the second quarter and first six months of 2004, respectively. A director of the Company is the chairman and chief executive officer of these companies.

During the second quarter and first six months of 2005, a director of the
Company was paid $9,000 and $18,000, respectively, for providing technology-related consulting services to the Company. For the second quarter and first six months of 2004, such director was paid $9,000 and $18,000, respectively.

During the second quarter and first six months of 2005, DuPont Electronic
Technologies ("DuPont"), a stockholder and the employer of a director, was paid
$8,000 and $25,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. During the second quarter and first six months of 2004, DuPont was paid $36,000 and $57,000, repsectively. A director of the Company is an officer of DuPont, but does not share in any of these payments.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit
Committee receives an annual fee of $2,500 for his services in such capacity.
The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock
Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such grant has an exercise price equal to the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. On June 21, 2005, non-qualified stock options to purchase an aggregate of 17,500 shares were issued to seven directors at an exercise price of $8.95 per share.

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

OVERVIEW

Merrimac Industries, Inc. ("Merrimac" or the "Company") is involved in the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics, and microstrip, bonded stripline and thick metal-backed Teflon(R) (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. The
Company's operations are conducted primarily through two business segments: (1)
electronic components and sub-assemblies and (2) microwave micro-circuitry
(through its subsidiary, Filtran Microcircuits Inc.).

The following table provides a breakdown of our sales between these segments for the quarters and six months ended July 2, 2005 and July 3, 2004:

                                              Quarters Ended
                                              --------------
                                    July 2, 2005           July 3, 2004
                                    ------------           ------------
                                  $      % of sales       $       % of sales
                                  -      ----------       -       ----------
Electronic components
and sub-assemblies           $ 5,824,000     76.9%  $ 6,384,000    80.8%
Microwave micro-circuitry(1) $ 1,831,000     24.2%  $ 1,522,000    19.3%
Intersegment sales           $   (86,000)    (1.1)%  $   (10,000)   (0.1)%
                             -----------    -----    -----------   -----
Consolidated                 $ 7,569,000    100.0%  $ 7,896,000   100.0%
                             ===========    =====    ===========   =====

                                             Six Months Ended
                                             ----------------
                                    July 2, 2005             July 3, 2004
                                    ------------             ------------
                                  $       % of sales       $       % of sales
                                  -       ----------       -       ----------
Electronic components
and sub-assemblies           $11,461,000     77.3%  $12,780,000    82.2%
Microwave micro-circuitry(1) $ 3,466,000     23.4%  $ 2,861,000    18.4%
Intersegment sales           $  (100,000)    (0.7)%  $   (97,000)   (0.6)%
                             -----------    -----    -----------   -----
Consolidated                 $14,827,000    100.0%  $15,544,000   100.0%
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

For more information regarding our electronics components and sub-assemblies business and the microwave micro-circuitry business done by FMI, please see Note
11 of the Notes to Consolidated Financial Statements.

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
Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company's core strengths and revenue generators. Accordingly, defense and military product revenues may decrease and should not be expected to increase, at times of armed conflicts or war. The Company also anticipates increased levels of orders during fiscal year 2005 for its Multi-Mix(R) Microtechnology products compared to 2004, based on inquiries from existing customers, requests to quote from new and existing customers and market research. The improved telecommunications sector and the continued efforts to diversify FMI into wireless base stations, automotive and defense applications has resulted in additional orders for FMI, which the Company anticipates will continue.

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

The Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2005 by approximately $1,200,000. The
Company intends to issue up to $1,500,000 of purchase order commitments for capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during the third and fourth quarters of 2005.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Following is a summary of the carrying amounts of the Multi-Mix (R)
Microtechnology net assets included in the Company's consolidated financial statements at July 2, 2005 and the related future planned purchases and lease obligation commitments through January 2006.

Net assets:
Property, plant and equipment, at cost......................... $13,957,000
Less accumulated depreciation and amortization.................   5,990,000
                                                                -----------
Property, plant and equipment, net.............................   7,967,000
Inventories....................................................     423,000
Other assets, net..............................................     220,000
                                                                -----------
Total net assets at July 2, 2005............................... $ 8,610,000
                                                                -----------
Commitments:
Planned equipment purchases for the remainder of 2005.......... $   500,000
Lease obligations through January 2006.........................     175,000
                                                                -----------
Total commitments.............................................. $   675,000
                                                                -----------
Total net assets and commitments............................... $ 9,285,000
                                                                ===========
Approximately 32% of the property, plant and equipment may be utilized in other areas of our electronic components and sub-assemblies operations.

The Company anticipates receiving additional orders during 2005 for its
Multi-Mix(R) Microtechnology products, for which substantial research and development costs have also been incurred. Due to economic and market conditions in the wireless industry over the past several years, telecommunications system service providers substantially reduced their capital equipment purchases from the Company's customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix(R) Microtechnology product purchases that had been anticipated from certain specific customers or programs, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the
Company. In accordance with the Company's evaluation of Multi-Mix(R) under SFAS
No. 144, the Company has determined no provision for impairment is required at this time. Management will continue to monitor the recoverability of the
Multi-Mix(R) assets.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The
Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company's very limited experience with these contracts. During the second quarter and first six months of 2004, the Company recognized a revenue reduction of $12,000 related to a cost-reimbursement contract. The Company did not recognize any revenue related to cost-reimbursement contracts in 2005.

INVENTORY VALUATION

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,645,000 at July 2,
2005 and $1,942,000 at January 1, 2005, of which $563,000 and $901,000, respectively, represented cost overruns.

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

     -   changes in customer demand for inventory, such as cancellation of orders; and

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

VALUATION OF DEFERRED TAX ASSETS

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued
unchanged in 2003 and 2004 and the first six months of 2005. Management believes that a valuation allowance is not required for FMI's deferred tax assets as they are more likely than not to be realized.

                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                                   (UNAUDITED)

The following table reflects the percentage relationships of items from the
Consolidated Statements of Operations as a percentage of net sales.



                                                          Percentage of Net Sales             Percentage of Net Sales
                                                         ------------------------            ------------------------
                                                              Quarters Ended                     Six Months Ended
                                                         ------------------------            ------------------------
                                                         July 2,          July 3,            July 2,          July 3,
                                                          2005             2004               2005             2004
                                                         ------           ------             ------           -------

Net sales....................................            100.0%           100.0%              100.0%           100.0%
                                                         ------           ------              ------           ------
Costs and expenses:
  Cost of sales..............................             56.8             58.1                57.5             57.2
  Selling, general and administrative........             31.0             31.1                31.4             31.5
  Research and development...................              6.7              5.0                 7.1              6.2
                                                        ------           ------              ------           ------
                                                          94.5             94.2                96.0             94.9
                                                        ------           ------              ------           ------

Operating income ............................              5.5              5.8                 4.0              5.1
Interest and other expense, net..............              (.8)             (.9)                (.8)            (1.0)
Loss on disposition of assets................                -                -                 (.2)               -
                                                        ------           ------              ------           ------

Income before income taxes...................              4.7              4.9                 3.0              4.1
Provision (benefit) for income taxes.........               .3              (.7)                 .2              (.3)
                                                        ------           ------              ------           ------
Net income ..................................              4.4%             5.6%                2.8%             4.4%
                                                        ======           ======              ======           ======


SECOND QUARTER AND FIRST SIX MONTHS OF 2005 COMPARED TO THE SECOND QUARTER AND
FIRST SIX MONTHS OF 2004

Net sales.

Consolidated results of operations for the second quarter of 2005 reflect a decrease in net sales from the second quarter of 2004 of $327,000 or 4.1% to
$7,569,000. This decrease was attributable to a $560,000 decrease in net sales of electronic components and sub-assemblies offset by a $309,000 increase in sales of microwave micro-circuitry products from the Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI") and a $76,000 increase of intersegment sales. Consolidated results of operations for the first six months of 2005 reflect a decrease in net sales from the second quarter of 2004 of
$717,000 or 4.6% to $14,827,000. This decrease was attributable to a $1,319,000 decrease in net sales of electronic components and sub-assemblies offset by a
$605,000 increase in sales of microwave micro-circuitry products from the
Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI") and a
$3,000 increase of intersegment sales. The decrease in net sales for the electronic components and sub-assemblies segment for second quarter and first six months of 2005 is attributable to the timing

of orders and their scheduled delivery dates, resulting in later shipment and conversion of these orders into sales than in the comparable periods of 2004.

The increase in sales of the microwave micro-circuitry segment for the second quarter and first six months of 2005 was due to new orders from existing customers resulting from the Company's successful continued efforts to diversify
FMI into wireless base stations, automotive and defense applications. FMI anticipates much of this new order volume to renew in future periods.

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

The following table presents key performance measures that we use to monitor our operating results for the six months ended July 2, 2005 and July 3, 2004:

                                         2005                      2004
                                 --------------------- -------------------------

Beginning backlog                   $ 12,945,000             $  12,395,000
Plus bookings                       $ 16,335,000             $  15,522,000
Less net sales                      $ 14,827,000             $  15,544,000
Ending backlog                      $ 14,453,000             $  12,373,000
Book-to-bill ratio                      1.10                      1.00

Orders of $8,140,000 were received during the second quarter of 2005, an increase of $1,227,000 or 17.7% compared to $6,913,000 in orders received during the second quarter of 2004. Orders of $16,335,000 were received during the first six months of 2005, an increase of $813,000 or 5.2% compared to $15,522,000 in orders received during the first six months of 2004. Backlog increased by
$1,208,000 to $14,453,000 at the end of second quarter of 2005 compared to
$12,945,000 at year-end 2004.

Cost of sales and Gross profit.

The following table provides comparative gross profit information, by product segment, between the quarters and six months ended July 2, 2005 and July 3,
2004.



                                    Quarter ended July 2, 2005                         Quarter ended July 3, 2004
                         ------------------------------------------------- ----------------------------------------------------
                                            Increase/                                         Increase/
                                           (Decrease)         % of                            (Decrease)          % of
                                           from prior         Segment                         from prior         Segment
                              $              period          Net Sales           $              period          Net Sales
                        ------------         ------          ---------       ----------         ------          ---------

Electronic Components
and Sub-assemblies     $ 2,772,000        $ (39,000)          47.6%          $ 2,811,000      $ 507,000           44.0%
gross profit

Microwave
Micro-Circuitry gross  $   496,000        $  (1,000)          27.1%          $   497,000      $ 247,000           32.7%
profit

Consolidated           $ 3,268,000        $ (40,000)          43.1%          $ 3,308,000      $ 754,000           41.9%
gross profit




                                  Six Months ended July 2, 2005                       Six Months ended July 3, 2004
                         ------------------------------------------------- ----------------------------------------------------
                                             Increase/                                          Increase/
                                            (Decrease)           % of                           (Decrease)         % of
                                             from prior         Segment                         from prior        Segment
                                   $           period          Net Sales            $             period         Net Sales
                               ---------       ------          ---------         --------         ------         ---------

Electronic Components
and Sub-assemblies gross     $ 5,444,000     $ (309,000)        47.5%          $ 5,753,000     $ 1,135,000         45.0%
profit

Microwave
Micro-Circuitry              $   859,000     $  (45,000)        24.8%          $   904,000     $   515,000         31.6%
gross profit

Consolidated                 $ 6,303,000     $ (354,000)        42.5%          $ 6,657,000     $ 1,650,000         42.8%
gross profit


The decrease in gross profit for the second quarter of 2005 as compared to the second quarter of 2004 for the electronic components and sub-assemblies segment was due to the overall decrease in segment sales. The increase in gross profit percent for the second quarter of 2005 for the electronic components and sub-assemblies segment was due to a stronger product mix and production efficiencies. The decrease in gross profit for the first six months of 2005 for the electronic components and sub-assemblies segment was due to the overall decrease in segment sales. The improvement in gross profit percent to 47.5% in the first six months of 2005 from 45.0% in the first six months of 2004 for the electronic components and sub-assemblies segment was due to a stronger product mix, higher yields and lower fixed costs.

Depreciation expense included in consolidated cost of sales for the second quarter of 2005 was $728,000, a decrease of $10,000 compared to the second quarter of 2004. Depreciation expense included in consolidated cost of sales for the first six months of 2005 was $1,416,000, a decrease of $51,000 compared to the second quarter of 2004. For the second quarter and first six months of 2005, approximately $419,000 and $796,000, respectively, of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. For the second quarter and first six months of 2004, approximately $484,000 and $977,000, respectively of depreciation expense was associated with Multi-Mix(R)
Microtechnology capital assets.

FMI sales include intersegment sales of $86,000 and $10,000 in the second quarter of 2005 and 2004, respectively. The decrease in gross profit and gross profit percent for the second quarter and first six months of 2005 is due to higher direct labor and manufacturing costs, attributable to the strengthening of the Canadian dollar, related to defense orders booked in 2004. These higher costs for such defense orders are not expected to continue into future periods.
FMI sales include intersegment sales of $100,000 and $97,000 in the first six months of 2005 and 2004, respectively.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,344,000 for the second quarter of 2005 decreased by $109,000 or 4.4%, and when expressed as a percentage of net sales, decreased by 0.1 percentage points to 31.0% compared to the second quarter of 2004. The decrease in such expenses for the second quarter of 2005 was due to lower commissions related to the lower sales level in the second quarter of 2005 and lower selling and marketing costs, offset by higher administrative costs. Selling, general and administrative expenses of $4,655,000 for the first six months of 2005 decreased by $253,000 or 5.2%, and when expressed as a percentage of net sales, decreased by 0.1 percentage points to
31.4% compared to the first six months of 2004. The decrease in such expenses for the first six months of 2005 was due to lower commissions related to the lower sales level in the first quarter of 2005 and lower administrative costs.

Research and development expenses.

Research and development expenses for new products were $508,000 for the second quarter of 2005, an increase of $112,000 or 28.3%, and when expressed as a percentage of net sales, an increase of 1.5 percentage points to 6.5% compared to the second quarter of 2004. Except for $40,000 of expenses at FMI (a decrease of $22,000 from such FMI expenses in the second quarter of 2004) substantially all of the research and development expenses were related to Multi-Mix(R)
Microtechnology and Multi-Mix PICO(R) products. Research and development expenses for new products were $1,049,000 for the first six months of 2005, an increase of $81,000 or 8.4%, and when expressed as a percentage of net sales, an increase of 0.7 percentage points to 6.9% compared to the first six months of
2004. Except for $80,000 of expenses at FMI (a decrease of $38,000 from such FMI expenses in the first six months of 2004) substantially all of the research and development expenses were related to Multi-Mix(R) Microtechnology and Multi-Mix
PICO(R) products. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for
Multi-Mix(R).

Operating income.

Consolidated operating income for the second quarter of 2005 was $416,000 compared to consolidated operating income of $459,000 for the second quarter of
2004. The decrease in consolidated operating income for the second quarter of
2005 was due to a reduction of gross profit resulting from decreased sales.

Consolidated operating income for the first six months of 2005 was $599,000 compared to consolidated operating income of $781,000 for the first six months of 2004. The decrease in consolidated operating income for the first six months of 2005 was due to a reduction of gross profit resulting from decreased sales, partially offset by lower operating expenses during the first six months of 2005 compared to the first six months of 2004.

For the second quarter of 2005, the Company's operating income for its electronic components and sub-assemblies segment was $257,000 compared to operating income of $288,000 for the second quarter of 2004. The lower operating income for the electronic components and sub-assemblies segment was due to a reduction of gross profit resulting from decreased sales compared to the second quarter of 2004. For the second quarter of 2005, operating income for the microwave micro-circuitry segment was $159,000 compared to operating income of
$171,000 for the second quarter of 2004. The lower operating income for the microwave micro-circuitry segment was due to the segment's higher commissions and administrative expenses compared to the second quarter of 2004.

For the first six months quarter of 2005, the Company's operating income for its electronic components and sub-assemblies segment was $444,000 compared to operating income of $498,000 for the first six months of 2004. The lower operating income for the electronic components and sub-assemblies segment was due to the segment's lower gross profit from lower sales, partially offset by lower operating expenses compared to the first six months of 2004. For the first six months of 2005, operating income for the microwave micro-circuitry segment was $155,000 compared to operating income of $283,000 for the first six months of 2004. The lower operating income for the microwave micro-circuitry segment was due to the segment's lower gross profit, higher commissions and higher administrative expenses compared to the first six months of 2004.

Interest and other expense, net.

Interest and other expense, net was $64,000 for the second quarter of 2005 compared to interest and other expense, net of $70,000 for the second quarter of
2004. Interest and other expense, net was $117,000 for the first six months of
2005 compared to interest and other expense, net of $151,000 for the first months of 2004. Interest expense for the second quarter and first six months of
2005 was principally incurred on borrowings under the term loans which the
Company consummated during the fourth quarter of 2003. Interest expense for the second quarter and first six months of 2004 was principally incurred on borrowings under the Company's revolving line of credit and the term loans described above. Despite the general rise in interest rates from 2004 to 2005, the reduction of interest and other expense was due to lower outstanding debt balances during the first six months of 2005 as the Company repaid approximately
$1,500,000 throughout 2004.

Income taxes.

The Company's effective tax rate for the six months ended July 2, 2005 reflects
U.S. Federal Alternative Minimum Tax and State income taxes that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards. A benefit was recorded in the amount of $75,000 based on available Canadian tax credits due during the second quarter of 2004.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company does not believe that it may become subject to these limitations in 2005.

Net income.

Net income for the second quarter of 2005 was $332,000 compared to net income of
$444,000 for the second quarter of 2004. Net income per diluted share for the second quarter of 2005 was $.10 compared to net income of $.14 per diluted share for the second quarter of 2004. Net income for the second quarter and first six months of 2004 included a tax benefit of $75,000 or $.02 per share related to certain Canadian tax credits.

Net income for the first six months of 2005 was $416,000 compared to net income of $675,000 for the first six months of 2004. Net income per diluted share for the first six months of 2005 was $.13 compared to net income of $.21 per diluted share for the six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $2,700,000 at the end of the first six months of 2005 compared to approximately $2,200,000 at the end of 2004. The Company's working capital was approximately $10,000,000 and its current ratio was 3.5 to 1 at the end of the second quarter of 2005 compared to $8,500,000 and 2.9 to 1, respectively, at the end of 2004. At July 2, 2005, the Company had available borrowing capacity under its revolving line of credit of $4,600,000.

The Company's operating activities generated positive cash flows of $984,000 during the first six months of 2005 compared to $3,032,000 of positive cash flows during the first six months of 2004. The primary sources of operating cash flows for the first six months of 2005 were the year-to-date net income of
$416,000 which was reduced by depreciation and amortization of $1,564,000; a decrease in accounts receivable of $87,000, offset by an increase in inventories of $593,000 and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $468,000. The primary sources of operating cash flows for the first six months of 2004 were net income of $675,000 which was reduced by depreciation and amortization of $1,647,000, a reduction of accounts receivable of $412,000, a reduction in inventories of $179,000,and an aggregate increase in accounts payable and accrued expenses of $421,000 partly offset by a reduction of customer deposits.

The Company made net cash investments in property, plant and equipment of
$560,000 during the first six months of 2005 compared to net cash investments made in property, plant and equipment of $643,000 during the first six months of
2004. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $7,967,000 at the end of the
second quarter of 2005, a decrease of $906,000 compared to $8,873,000 at the end of fiscal year 2004.

The Company's planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company's $5,000,000 revolving credit facility, which expires October 8, 2006.

The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a
$2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. The revolving line of credit, which expires October 8, 2006, is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At July 2,
2005, the Company had available borrowing capacity under its revolving line of credit of $4,600,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 7.0%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 7.50%). The principal amount of Term Loan
B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 7.50%). As of July 2, 2005, the
Company, under the terms of its agreement with CIT, had elected to convert
$850,000 of Term Loan A and $1,950,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on April 11, 2005 for six months at an interest rate of 6.64% and expire
October 11, 2005. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa
Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at July 2, 2005.

FMI has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus 3/4%. No borrowings were outstanding under this agreement at July 2, 2005.

FMI has a $1,800,000 (Canadian) revolving lease line with the Bank of Nova
Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of July 2, 2005, $581,000
(Canadian) has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2005, FMI obtained $231,000 (US) in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2004.

Assets securing capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $704,000 at July 2, 2005 and $611,000 at January 1, 2005.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first six months of 2005 by approximately
$1,000,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2005 by approximately
$1,200,000. The Company intends to issue commitments to purchase $1,500,000 of capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during the third and fourth quarters of 2005.

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

The FASB has issued FASB Staff Position No. 109-1, "Application of FASB
Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided
to U.S. Based Manufacturers by the American Jobs Creation Act of 2004." On
October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction for up to 9 percent (when fully phased in) of the lesser of (a) "qualified production activities income," or (b)
taxable income (after the deduction for the utilization of any net operating loss carryforwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109. The FASB staff believes that the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company is currently evaluating the impact that this provision will have on its financial position and results of operations.

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

         In the past, developing engineering solutions, meeting research and development challenges and overcoming production and manufacturing issues have resulted in additional expenses and cost overruns. These expenses create pressure on our average selling prices and may result in decreased margins of our products. We expect that this will continue. In the future, competition could increase, and we anticipate this may result in additional pressure on our pricing. We also may not be able to increase the price of our products in the event that the cost of components or overhead increase. Changes in exchange rates between the United States and Canadian dollars, and other currencies, might result in further disparity between our costs and selling price and hurt our ability to maintain gross profits.

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

         Our products and therefore our inventories are subject to technological risk. At any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk we may be unable to sell our inventory in a timely manner and avoid it becoming obsolete. As of July 2, 2005, our inventories, including raw materials, work-in-process and finished goods, were valued at $3.4 million and we had valuation allowances for obsolescence and cost overruns of $1.6 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our reserves and our operating results could be substantially harmed.

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

         The Company's success depends to a significant degree upon the preservation and protection of its product and manufacturing process designs and other proprietary technology. To protect its proprietary technology, the Company generally limits access to its technology, treats portions of such technology as trade secrets, and obtains confidentiality or non-disclosure agreements from persons with access to the technology. The Company's agreements with its employees prohibits employees from disclosing any confidential information, technology developments and business practices, and from disclosing any confidential information entrusted to the Company by other parties. Consultants engaged by the Company who have access to confidential information generally sign an agreement requiring them to keep confidential and not disclose any non-public confidential information.

         The Company currently has 14 active patents and has filed 3 other patent applications that are currently pending before the United States Patent and Trademark Office to protect both the design and manufacture of its products.
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

During the second quarter and first six months of 2005, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $75,000 and $175,000, respectively, for providing legal services to the Company. During the second quarter and first six months of 2004, Katten Muchin Rosenman LLP was paid
$65,000 and $152,000, respectively. A director of the Company is counsel to
Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2005 and 2004 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $1,000 and $3,000 to these companies during the second quarter and first six months of 2005. The Company paid an aggregate of $1,000 and $17,000 to these companies during the second quarter and first six months of 2004, respectively. A director of the Company is the chairman and chief executive officer of these companies.

During the second quarter and first six months of 2005, a director of the
Company was paid $9,000 and $18,000, respectively, for providing technology-related consulting services to the Company. For the second quarter and first six months of 2004, such director was paid $9,000 and $18,000, respectively.

During the second quarter and first six months of 2005, DuPont Electronic
Technologies ("DuPont"), a stockholder and the employer of a director, was paid
$8,000 and $25,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. During the second quarter and first six months of 2004, DuPont was paid $36,000 and $57,000, repsectively. A director of the Company is an officer of DuPont, but does not share in any of these payments.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit
Committee receives an annual fee of $2,500 for his services in such capacity.
The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock
Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such grant has an exercise price equal to the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. On June 21, 2005, non-qualified stock options to purchase an aggregate of 17,500 shares were issued to seven directors at an exercise price of $8.95 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

As of July 2, 2005 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's
Chief Executive Officer and Chief Financial Officer, of the effectiveness of the
Company's disclosure controls and procedures. Based upon that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that, as of July
2, 2005, the Company's disclosure controls and procedures were effective.

No change occurred in the Company's internal controls concerning financial reporting during the Company's second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of
1934), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. At the time of our evaluation, we believed that our disclosure controls and procedures provided such reasonable assurance.

Subsequent to the end of the Company's second fiscal quarter and the evaluation discussed above, two adjustments were identified in the Company's accounting for certain contracts where specified shipment, delivery, customer inspection and acceptance revenue recognition criteria had not been satisfied. The adjustments, aggregating a revenue reduction of approximately $301,000, have been recorded in the second quarter and the Company expects the sale of the products involved
(and recognition of the related revenue) to be completed in the third quarter of
2005.

After evaluating the facts and circumstances regarding the need for these adjustments, it was determined that there exists a deficiency in the design and operation of our controls over cut-off procedures at the end of accounting periods and the proper application and documentation of the Company's revenue recognition policies and related SEC and GAAP requirements (specifically SAB
104: "Revenue Recognition") to such contracts, and that this deficiency constitutes a material weakness in the Company's internal controls over financial reporting. To address the foregoing, the Company performed additional analyses and other procedures to prepare the unaudited quarterly financial statements in accordance with GAAP. The Company believes that the unaudited quarterly financial statements are fairly stated.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board
("PCAOB") Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

To address such material weakness, management, with the oversight of the Audit
Committee, will implement enhanced procedures to examine each quarter all contracts in excess of a specified dollar amount to ensure that revenue is appropriately recognized in the proper period. This examination will include, among other steps, a comparison of each selected sale's

characteristics to the specific revenue recognition requirements of the
Company's accounting policy based on the SEC's SAB 101 and SAB 104 (Revenue
Recognition) and other relevant authoritative revenue recognition accounting literature that may become available from time to time. Management is also creating a standard documentation template to support the timing of revenue recognition for those selected sales that meet the review criteria. In addition, members of the Company's financial department including our Chief Financial
Officer will undertake additional training with respect to GAAP and SEC reporting requirements for accounting matters, including regarding revenue recognition issues and contract fulfillment administration. Management believes that, with the addition of these enhanced procedures, the Company's internal controls over financial reporting will be effective.

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 2005, the Company held its Annual Stockholders Meeting at which the stockholders elected three members to the Company's Board of Directors. The stockholders of the Company elected Mason N. Carter, Albert H. Cohen and David
B. Miller as Class III Directors whose terms expire at the 2008 Annual Meeting.

The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, voted upon at the
Company's June 21, 2005 Annual Stockholders Meeting:

Election of Directors.

                                 For        Abstain
                              ---------     -------
Mason N. Carter               2,659,187     355,520
Albert H. Cohen               2,722,914     291,793
David B. Miller               2,730,291     284,416

Ratification of Grant Thornton LLP as the Company's independent auditors.

                               For        Against      Abstain
                            ---------     -------      -------
                            3,011,836         750        2,121

The Company's two Class I directors, Fernando L. Fernandez and Joel H. Goldberg, and three Class II directors, Edward H. Cohen, Arthur A. Oliner and Harold J.
Raveche, continued as directors after the Annual Stockholders Meeting and are serving terms expiring at the time of the Company's annual meetings in 2007 and
2006, respectively, and until their respective successors have been duly elected and qualified.

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

                                  MERRIMAC INDUSTRIES, INC.

Date: August 16, 2005                   By: /s/ Mason N. Carter
                                            -------------------
                                        Mason N. Carter
                                        Chairman, President and
                                        Chief Executive Officer

Date: August 16, 2005                   By: /s/ Robert V. Condon
                                            --------------------
                                        Robert V. Condon
                                        Vice President, Finance and
                                        Chief Financial Officer

