Form 10-Q
period 2005-10-01
MERRIMAC INDUSTRIES INC
filed 2005-11-15
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

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
the past 90 days.   Yes   X     No
                        -----      -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act):     Yes         No  X
                                                    -----     -----

As of November 11, 2005, there were 3,146,615 shares of Common Stock, par value
$0.01 per share, outstanding.

                            MERRIMAC INDUSTRIES, INC.
                               41 Fairfield Place
                             West Caldwell, NJ 07006

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Operations and Comprehensive Income
           for the Quarters and Nine Months Ended October 1, 2005
           and October 2, 2004................................................ 1

          Consolidated Balance Sheets as of October 1, 2005
           and January 1, 2005................................................ 2

          Consolidated Statement of Stockholders' Equity for the Nine Months
           Ended October 1, 2005.............................................. 3

          Consolidated Statements of Cash Flows for the Nine Months
           Ended October 1, 2005 and October 2, 2004.......................... 4

          Notes to Consolidated Financial Statements.......................... 5

Item 2.   Management's Discussion and Analysis of Financial Condition

PART II.  OTHER INFORMATION

Item 6.   Exhibits .......................................................... 31

Signatures................................................................... 36

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                          Quarters Ended                        Nine Months Ended
                                                      -----------------------                 --------------------
                                                       October 1,   October 2,                October 1,    October 2,
                                                         2005         2004                      2005          2004
                                                      ----------   ----------                ----------    -----------

OPERATIONS

Net sales ...................................         $7,890,033   $7,619,848                $22,717,345   $23,163,720
                                                      ----------   ----------                -----------   -----------
Costs and expenses:
  Cost of sales .............................          4,639,793    4,457,772                 13,164,551    13,345,322
  Selling, general and administrative .......          2,469,693    2,419,450                  7,124,979     7,326,984
  Research and development ..................            489,602      359,166                  1,538,272     1,326,789
                                                      ----------   ----------                -----------   -----------
                                                       7,599,088    7,236,388                 21,827,802    21,999,095
                                                      ----------   ----------                -----------   -----------

Operating income ............................            290,945      383,460                    889,543     1,164,625
Interest and other expense, net .............            (60,532)     (53,632)                  (177,420)     (204,880)
Loss on disposition of capital assets........             (6,961)           -                    (42,829)            -
                                                      ----------   ----------                -----------   -----------
Income before income taxes...................            223,452      329,828                    669,294       959,745
Provision (benefit) for income taxes.........             (5,000)      15,000                     25,000       (30,000)
                                                      ----------   ----------                ----------    -----------
Net income ..................................         $  228,452   $  314,828                $   644,294   $   989,745
                                                      ==========   ==========                ===========   ===========

Net income per common share-basic............         $      .07   $      .10                $       .21   $       .32
                                                      ==========   ==========                ===========   ===========
Net income per common share-diluted..........         $      .07   $      .10                $       .20   $       .31
                                                      ==========   ==========                ===========   ===========

Weighted average number of shares outstanding:
  Basic .....................................          3,144,744    3,131,161                  3,141,135     3,125,188
                                                      ==========   ==========                ===========   ===========

  Diluted....................................          3,179,140    3,154,785                  3,175,005     3,151,165
                                                      ==========   ==========                ===========   ===========

COMPREHENSIVE INCOME

Net income ..................................         $  228,452   $  314,828                $   644,294   $   989,745
Comprehensive income:
  Foreign currency translation adjustment....            345,193      282,421                    233,358       139,114
                                                      ----------   ----------                -----------   -----------
Comprehensive income ........................         $  573,645   $  597,249                $   877,652   $ 1,128,859
                                                      ==========   ==========                ===========   ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          October 1,             January 1,
                                                                                            2005                   2005
                                                                                            ----                   ----
                                                                                          (UNAUDITED)            (AUDITED)

ASSETS

Current assets:
  Cash and cash equivalents......................................................        $ 3,384,967           $ 2,166,481
  Accounts receivable, net.......................................................          5,958,273             6,472,991
  Income tax refunds receivable..................................................                  -                97,643
  Inventories, net...............................................................          3,503,351             2,931,259
  Other current assets...........................................................            866,621               583,029
  Deferred tax assets............................................................            681,000               676,000
                                                                                         -----------           -----------

    Total current assets.........................................................         14,394,212            12,927,403
                                                                                         -----------           -----------

Property, plant and equipment....................................................         38,761,858            37,988,352
  Less accumulated depreciation and amortization.................................         24,500,592            22,404,372
                                                                                         -----------           -----------
Property, plant and equipment, net...............................................         14,261,266            15,583,980

Restricted cash..................................................................          1,500,000             1,500,000
Other assets.....................................................................            639,704               746,714
Deferred tax assets..............................................................            429,000               439,000
Goodwill.........................................................................          3,517,463             3,377,913
                                                                                         -----------           -----------

    Total Assets.................................................................        $34,741,645           $34,575,010
                                                                                         ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt..............................................        $   955,149           $   904,940
  Accounts payable...............................................................          1,321,943             1,309,132
  Accrued liabilities............................................................          1,698,586             1,930,682
  Customer deposits..............................................................            183,863               233,406
  Income taxes payable...........................................................                861                85,131
                                                                                          ----------           -----------

    Total current liabilities....................................................          4,160,402             4,463,291

Long-term debt, net of current portion...........................................          2,304,673             2,778,135
Deferred compensation............................................................             25,095                53,739
Deferred liabilities.............................................................             10,534                33,974
Deferred tax liabilities.........................................................            648,000               648,000
                                                                                         -----------           -----------

    Total liabilities............................................................          7,148,704             7,977,139
                                                                                         -----------           -----------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share:
    Authorized: 1,000,000 shares
    No shares issued.............................................................                  -                     -
  Common stock, par value $.01 per share:
    20,000,000 shares authorized; 3,227,715 and 3,215,070 shares issued;
    and 3,143,483 and 3,132,970 shares outstanding, respectively.................             32,277                32,151
  Additional paid-in capital.....................................................         18,818,002            18,756,710
  Retained earnings..............................................................          8,324,288             7,679,994
  Accumulated other comprehensive income.........................................          1,392,240             1,158,882
                                                                                         -----------           -----------

                                                                                          28,566,807            27,627,737
  Less treasury stock, at cost - 82,100 shares ..................................           (573,866)             (573,866)
  Less loan to officer-stockholder...............................................           (400,000)             (456,000)
                                                                                         -----------           -----------

    Total stockholders' equity...................................................         27,592,941            26,597,871
                                                                                         -----------           -----------

    Total Liabilities and Stockholders' Equity...................................        $34,741,645           $34,575,010
                                                                                         ===========           ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED OCTOBER 1, 2005
                                   (UNAUDITED)

                                                                        Accumulated
                                                 Additional                Other                               Loan to
                                 Common Stock    Paid-in      Retained  Comprehensive    Treasury  Stock       Officer-
                               Shares    Amount  Capital(A)   Earnings     Income      Shares      Amount    Stockholder    Total
------------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2005....  3,215,070 $32,151 $18,756,710  $7,679,994 $1,158,882     82,100    $(573,866)   $(456,000) $26,597,871
Net income..................                                    644,294                                                      644,294
Stock Purchase Plan sales...      7,345      73      39,295                                                                   39,368
Exercise of options.........      5,300      53      21,997                                                                   22,050
Forgiveness of loan to
  Officer-stockholder.......                                                                                     56,000       56,000
Foreign currency translation                                               233,358                                           233,358
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 1, 2005....  3,227,715 $32,277 $18,818,002  $8,324,288 $1,392,240     82,100    $(573,866)   $(400,000) $27,592,941
====================================================================================================================================

(A)  Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  Nine Months Ended
                                                                                                 -------------------
                                                                                        October 1,                  October 2,
                                                                                          2005                        2004
                                                                                          ----                        ----

Cash flows from operating activities:
  Net income ..................................................................    $      644,294             $      989,745
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization .............................................         2,363,692                  2,418,956
    Amortization of deferred financing costs...................................            37,440                     37,442
    Loss on disposition of assets..............................................            42,829                          -
    Deferred and other compensation............................................            62,818                     67,364
    Deferred tax benefit.......................................................                 -                    (79,968)

  Changes in operating assets and liabilities:
    Accounts receivable .......................................................           548,608                    700,126
    Income tax refunds receivable .............................................            96,035                     44,178
    Inventories ...............................................................          (559,762)                   320,488
    Other current assets ......................................................          (281,145)                  (332,190)
    Deferred tax assets........................................................            18,000                          -
    Other assets ..............................................................            94,530                     28,804
    Accounts payable ..........................................................          (210,932)                    59,653
    Accrued liabilities .......................................................          (244,126)                   385,733
    Customer deposits..........................................................           (49,543)                  (118,138)
    Income taxes payable ......................................................           (83,552)                         -
    Deferred compensation .....................................................           (32,408)                   (32,749)
    Other liabilities .........................................................           (23,440)                   (10,530)
                                                                                   --------------             --------------

Net cash provided by operating activities .....................................         2,423,338                  4,478,914
                                                                                   --------------             --------------

Cash flows from investing activities:
  Purchase of capital assets ..................................................        (1,157,287)                  (847,494)
  Proceeds from disposition of capital assets..................................           300,000                          -
                                                                                   --------------             --------------

Net cash used in investing activities .........................................          (857,287)                  (847,494)
                                                                                   --------------             --------------

Cash flows from financing activities:
  Borrowings under revolving credit facility...................................           161,017                          -
  Borrowings from revolving lease line.........................................           230,753                          -
  Repayment of borrowings .....................................................          (839,178)                (1,276,555)
  Proceeds from the exercise of stock options..................................            22,050                     53,950
  Proceeds from Stock Purchase Plan sales......................................            39,368                     13,544
                                                                                   --------------             --------------

Net cash used in financing activities .........................................          (385,990)                (1,209,061)
                                                                                   --------------             --------------

Effect of exchange rate changes ...............................................            38,425                     24,221
                                                                                   --------------             --------------

Net increase in cash and cash equivalents .....................................         1,218,486                  2,446,580
Cash and cash equivalents at beginning of year ................................         2,166,481                    452,633
                                                                                   --------------             --------------

Cash and cash equivalents at end of period ....................................    $    3,384,967             $    2,899,213
                                                                                   ==============             ==============

Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Income taxes ..............................................................    $      210,000             $        2,000
                                                                                   ==============             ==============
    Interest on credit facilities..............................................    $      216,269             $      209,590
                                                                                   ==============             ==============
  Non-cash activities-
    Purchases of capital assets ...............................................    $      209,000             $      214,000
                                                                                   ==============             ==============

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by generally accepted accounting principles for a full fiscal year. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of
October 1, 2005 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the
Company's Annual Report on Form 10-KSB for the year ended January 1, 2005.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The
Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company's very limited experience with these contracts. During the first nine months of 2004, the Company recognized a revenue reduction of $12,000 related to a cost-reimbursement contract. The Company did not recognize any revenue related to cost-reimbursement contracts in 2005.

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

4. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at October 1, 2005 and January
1, 2005 was attributable solely to the effects of foreign currency translation.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, SFAS No. 151, "Inventory Costs (An amendment of ARB No. 43,
Chapter 4)," was issued. SFAS No. 151 amends Accounting Research Bulletin
("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on normal capacity of the production facilities. SFAS No. 151 is effective for the Company for inventory costs incurred beginning in fiscal 2006. The Company is currently evaluating the impact that SFAS No. 151 will have on its financial position and results of operations.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, SFAS No. 123R, "Share-Based Payment," a revision of SFAS No.
123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123R replaces existing requirements of SFAS No. 123 and APB Opinion No. 25
"Accounting for Stock-Based Compensation", and requires public companies to recognize the cost of employee services received in exchange for equity instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. SFAS No. 123R will be effective for the Company as of the beginning of the 2006 fiscal year. The Company expects the adoption of this statement will have a non-cash material effect on its financial statements, but the Company cannot reasonably estimate the amount of the effect resulting from the adoption because certain assumptions used in the calculation of the value of share-based payments may change.

The FASB has issued FASB Staff Position No. 109-1, "Application of FASB
Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided
to U.S. Based Manufacturers by the American Jobs Creation Act of 2004." On
October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction for up to 9 percent (when fully phased in) of the lesser of (a) "qualified production activities income," or (b)
taxable income (after the deduction for the utilization of any net operating loss carryforwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109. The FASB staff believes that the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company will be utilizing its net operating loss carryforwards to offset domestic taxable income, thus this provision will not have an impact on its financial position and results of operations in 2005.

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

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Quarters Ended                     Nine Months Ended
                                                               ---------------------------         --------------------------
                                                                 October 1,      October 2,          October 1,     October 2,
                                                                   2005            2004                2005           2004
                                                               ------------    -----------         ------------    ----------

   Net income - as reported ...............................    $   228,452    $   314,828          $   644,294    $   989,745
     Plus: stock-based compensation
        expense included in reported net income  ..........              -              -                    -              -
     Less: Stock-based compensation expense
        determined using the fair value method ............        (42,000)       (28,000)            (111,000)      (116,000)
                                                               -----------    -----------          -----------    -----------
     Net income - pro forma ...............................    $   186,452    $   286,828          $   533,294    $   873,745
                                                               ===========    ===========          ===========    ===========

     Basic net income per share:
      As reported .........................................    $       .07    $       .10          $       .21    $       .32
      Pro forma ...........................................    $       .06    $       .09          $       .17    $       .28
     Diluted net income per share:
      As reported .........................................    $       .07    $       .10          $       .20    $       .31
      Pro forma ...........................................    $       .06    $       .09          $       .17    $       .28

The fair value of each of the options and purchase plan subscription rights granted in 2005 and 2004 was estimated on the date of grant using the
Black-Scholes option valuation model.

The following weighted average assumptions were utilized:

                                                        2005          2004
                                                        ----          ----
Expected option life (years).......................      2.4           2.5
Expected volatility................................    38.00%        40.00%
Risk-free interest rate............................     4.00%         2.00%
Expected dividend yield............................     0.00%         0.00%

7. GOODWILL

The changes in the carrying amount of goodwill for the nine months ended October
1, 2005 and October 2, 2004 are as follows:

                                                       2005           2004
                                                       ----           ----
Balance, beginning of year.....................    $3,377,913      $3,122,563
Foreign currency adjustment....................       139,550          76,044
                                                   ----------      ----------
Balance, end of period.........................    $3,517,463      $3,198,607
                                                   ==========      ==========
8. INVENTORIES

Inventories consist of the following:

                                                     October 1,      January 1,
                                                       2005            2005
                                                       ----            ----
Finished goods.................................    $  414,034      $  263,382
Work in process................................     1,539,343       1,179,606
Raw materials and purchased parts..............     1,549,974       1,488,271
                                                   ----------      ----------
Total..........................................    $3,503,351      $2,931,259
                                                   ==========      ==========

Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,621,000 at October 1, 2005 and $1,942,000 at January 1, 2005, of
which $526,000 and $901,000, respectively, represented cost overruns.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at October 1,
2005 and January 1, 2005:

                                                                              October 1,       January 1,
                                                                                 2005            2005
                                                                              -----------     -----------

The CIT Group/Business Credit, Inc. (A):
   Revolving line of credit, interest 1/2% above prime .....................           -              -
   Term loan A, due October 8, 2008, variable interest above LIBOR or prime.  $  850,000     $1,075,000
   Term loan B, due October 8, 2010, variable interest above LIBOR or prime.   1,964,288      2,258,930

The Bank of Nova Scotia (B):
   Capital leases, interest 8.7%, due June 2005 ............................           -        117,539
   Capital leases, interest 7.3%, due April 2006 ...........................      88,288        124,125
   Capital leases, interest 5.8%, due May 2006 .............................      58,576              -
   Capital leases, interest 7.9%, due June 2006 ............................      78,987        107,481
   Capital leases, interest 5.8%, due January 2010 .........................     219,683              -
                                                                              ----------     ----------
                                                                               3,259,822      3,683,075
Less current portion .......................................................     955,149        904,940
                                                                              ----------     ----------
Long-term portion ..........................................................  $2,304,673     $2,778,135
                                                                              ==========     ==========

(A)  The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a $2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. The revolving line of credit, which expires October 8, 2006, is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the
     $1,500,000 restricted cash). At October 1, 2005, the Company had available borrowing capacity under its revolving line of credit of $4,000,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent
     (currently 7.50%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 8.0%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 8.0%). As of October 1, 2005, the Company, under the terms of its agreement with CIT, had elected to convert $850,000 of Term Loan A and $1,950,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on April 11, 2005 for six months at an interest rate of 6.64% and expired October 11, 2005. The new LIBOR interest rate options were renewed for six months at 7.54% and will expire April 12,
     2006. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in
     Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at October 1, 2005.

(B)  Filtran Microcircuits Inc. ("FMI") has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the
     prime rate plus 3/4%. No borrowings were outstanding under this agreement at October 1, 2005.

     FMI has a $1,800,000 (Canadian) revolving lease line with the Bank of Nova
     Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of October 1,
     2005, $517,000 (Canadian) has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2005, FMI obtained
     $287,000 (Canadian) ($231,000-US) in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2004.

     Assets securing capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $712,000 at October 1, 2005 and $611,000 at January 1, 2005.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. INCOME TAXES

The Company's effective tax rate for the nine months ended October 1, 2005 reflects U.S. Federal Alternative Minimum Tax and state income taxes that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards. During the second quarter of 2004 a benefit was recorded in the amount of $75,000 related to Canadian tax credits.

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued
unchanged in 2003, 2004 and the first nine months of 2005. Management believes that a valuation allowance is not required for FMI's recorded deferred tax assets as they are more likely than not to be realized.

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

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                Quarters Ended               Nine Months Ended
                                                         ---------------------------    ---------------------------
                                                          October 1,        October 2,  October 1,        October 2,
                                                            2005              2004         2005             2004
                                                         ---------         ---------    ---------         ---------
                                                          (In thousands of dollars)      (In thousands of dollars)

Industry segments:
    Sales to unaffiliated customers:
             Electronic components and sub-assemblies    $   5,932         $   6,188     $  17,393         $  18,968
             Microwave micro-circuitry                       1,974             1,458         5,440             4,319
             Intersegment sales                                (16)              (26)         (116)             (123)
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $   7,890         $   7,620     $  22,717         $  23,164
                                                         =========         =========     =========         =========
    Income before income taxes:
      Operating income:
             Electronic components and sub-assemblies    $     160         $     312     $     604         $     811
             Microwave micro-circuitry                         131                71           285               354
      Interest and other expense, net                          (61)              (53)         (177)             (205)
      Loss on disposition of assets                             (7)                -           (43)                -
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $     223         $     330     $     669         $     960
                                                         =========         =========     =========         =========

      Depreciation and amortization:
             Electronic components and sub-assemblies    $     731         $     712     $   2,163         $   2,240
             Microwave micro-circuitry                          68                60           201               179
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $     799         $     772     $   2,364         $   2,419
                                                         =========         =========     =========         =========
      Capital expenditures:
             Electronic components and sub-assemblies    $     546         $     168     $   1,090         $     746
             Microwave micro-circuitry                          51                36            67               101
                                                         ---------         ---------     ---------         ---------
             Consolidated                                $     597         $     204     $   1,157         $     847
                                                         =========         =========     =========         =========

                                                                                         October 1,        October 2,
                                                                                            2005              2004
                                                                                         ---------         ---------
      Identifiable assets:
             Electronic components and sub-assemblies                                    $  24,609         $  25,347
             Microwave micro-circuitry                                                       6,817             6,164
             Corporate                                                                       3,385             2,899
             Intersegment                                                                      (69)              (29)
                                                                                         ---------         ---------
             Consolidated                                                                $  34,742         $  34,381
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

                                                                   Quarters Ended                     Nine Months Ended
                                                             ----------------------------        ----------------------------
                                                                October 1,      October 2,          October 1,      October 2,
                                                                  2005            2004                2005            2004
                                                             ----------------------------        ----------------------------

Net income available to common stockholders ...............  $     228,452    $  314,828         $     644,294     $   989,745
                                                             =============    ==========         =============     ===========

Basic net income per share
--------------------------------
Weighted average number of shares outstanding for
basic net income per share-
Common stock ..............................................      3,144,744      3,131,161            3,141,135      3,125,188
                                                             =============    ===========        =============    ===========
Net income per common share - basic .......................  $         .07    $       .10        $         .21    $       .32
                                                             =============    ===========        =============    ===========

Diluted net income per share
-----------------------------------
Weighted average number of shares outstanding for
diluted net income per share:
Common stock ..............................................      3,144,744      3,131,161            3,141,135      3,125,188
Effect of dilutive securities - stock options (1) .........         34,396         23,624               33,870         25,977
                                                             -------------    -----------        -------------    -----------
Weighted average number of shares outstanding for
diluted net income per share ..............................      3,179,140      3,154,785            3,175,005      3,151,165
                                                             =============    ===========        =============    ===========
Net income per common share - diluted .....................  $         .07    $       .10        $         .20    $       .31
                                                             =============    ===========        =============    ===========

(1)   Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

      Diluted net income per share excludes 261,000 and 328,000 shares underlying stock options for the quarters ended October 1, 2005 and
      October 2, 2004, respectively, and 286,000 and 328,000 shares underlying stock options for the nine months ended October 1, 2005 and October 2,
      2004, respectively, as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on earnings per share.

13. RELATED PARTY TRANSACTIONS

In May 1998, the Company sold 22,000 shares of Common Stock to Mason N. Carter,
Chairman, President and Chief Executive Officer of the Company, at a price of
$11.60 per share, which approximated the average closing price of the Company's
Common Stock during the first quarter of 1998. The Company lent Mr. Carter
$255,000 in connection with the purchase of these shares and combined that loan with a prior loan to Mr. Carter in the amount of $105,000. The resulting total principal amount of $360,000 was payable May 4, 2003 and bore interest at a variable interest rate based on the prime rate. This loan was further amended on
October 19, 2002. Accrued interest of $40,000 was added to the principal, bringing the new principal amount of the loan to $400,000, the due date was extended to May 4, 2006, and interest (at the same rate as was previously applicable) is now payable monthly. Mr. Carter has pledged 33,000 shares of
Common Stock as security for this loan, which is a full-recourse loan.

On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate, payable in accordance with Mr.
Carter's employment agreement. Each year the Company is required to forgive 20%
of the amount due under this loan and the accrued interest thereon. During 2004, the Company forgave $56,000 of principal and $4,500 of accrued interest and paid a tax gross-up benefit of $6,100. $56,000 of principal and $3,000 of accrued interest were forgiven in 2005, after which this loan was fully satisfied.

During the third quarter and first nine months of 2005, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $37,000 and $212,000, respectively, for providing legal services to the Company. During the third quarter and first nine months of 2004, Katten Muchin Rosenman LLP was paid
$59,000 and $211,000, respectively. A director of the Company is counsel to
Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

                            MERRIMAC INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005 and 2004 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $2,000 and $5,000 to these companies during the third quarter and first nine months of 2005. The Company paid an aggregate of $1,000 and $18,000 to these companies during the third quarter and first nine months of 2004, respectively. A director of the Company is the chairman and chief executive officer of these companies.

During the third quarter and first nine months of 2005, a director of the
Company was paid $9,000 and $27,000, respectively, for providing technology-related consulting services to the Company. For the third quarter and first nine months of 2004, such director was paid $9,000 and $27,000, respectively.

During the third quarter and first nine months of 2005, DuPont Electronic
Technologies ("DuPont"), a stockholder and the employer of a director, was paid
$17,000 and $42,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. During the third quarter and first nine months of 2004, DuPont was paid $9,000 and $66,000, respectively.
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

The following table provides a breakdown of our sales between these segments for the quarters and nine months ended October 1, 2005 and October 2, 2004:

                                             Quarters Ended
                                             --------------
                                 October 1, 2005         October 2, 2004
                                 ---------------         ---------------
                                  $      % of sales       $      % of sales
                                  -      ----------       -      ----------
Electronic components
and sub-assemblies           $ 5,932,000     75.2%  $ 6,188,000    81.2%
Microwave micro-circuitry(1) $ 1,974,000     25.0%  $ 1,458,000    19.1%
Intersegment sales           $   (16,000)    (0.2)%  $   (26,000)   (0.3)%
                             -----------    -----    -----------   -----
Consolidated                 $ 7,890,000    100.0%  $ 7,620,000   100.0%
                             ===========    =====    ===========   =====

                                          Nine Months Ended
                                          -----------------
                                 October 1, 2005           October 2, 2004
                                 ---------------           ---------------
                                  $      % of sales       $      % of sales
                                  -      ----------       -      ----------
Electronic components
and sub-assemblies           $17,393,000     76.6%  $18,968,000    81.9%
Microwave micro-circuitry(1) $ 5,440,000     23.9%  $ 4,319,000    18.6%
Intersegment sales           $  (116,000)    (0.5)%  $  (123,000)   (0.5)%
                             -----------    -----    -----------   -----
Consolidated                 $22,717,000    100.0%  $23,164,000   100.0%
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

Multi-Mix PICO(R)

In October 2001, Merrimac introduced its Multi-Mix PICO(R) Microtechnology.
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

The Company believes that while its wireless subscriber customer base continues to grow, the extended economic downturn, resulting in reduced spending by wireless telecommunications service providers, has caused many wireless telecommunications equipment manufacturers to delay or forego purchases of the
Company's products. However, the Company expects that its defense and satellite customers should continue to maintain their approximate current levels of orders during fiscal year 2005, though there are no assurances they will do so.
Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company's core strengths and revenue generators. Accordingly, defense and military product revenues may decrease and should not be expected to increase, at times of armed conflicts or war. The Company also anticipates increased levels of orders during fiscal year 2006 for its Multi-Mix(R) Microtechnology products compared to 2005, based on inquiries from existing customers, requests to quote from new and existing customers and market research. The improved telecommunications sector and the continued efforts to diversify FMI into wireless base stations, automotive and defense applications has resulted in additional orders for FMI, which the Company anticipates will continue.

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

The Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2005 by approximately $1,200,000. The
Company intends to issue up to $700,000 of purchase order commitments for capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during the fourth quarter of
2005 and first quarter of 2006.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Following is a summary of the carrying amounts of the Multi-Mix (R)
Microtechnology net assets included in the Company's consolidated financial statements at October 1, 2005 and the related future planned purchases and lease obligation commitments through January 2006.

Net assets:
Property, plant and equipment, at cost.............................. $14,104,000
Less accumulated depreciation and amortization......................   6,313,000
                                                                     -----------
Property, plant and equipment, net..................................   7,791,000
Inventories.........................................................     403,000
Other assets, net...................................................     195,000
                                                                     -----------
Total net assets at October 1, 2005................................. $ 8,389,000
                                                                     -----------

Commitments:
Planned equipment purchases for the remainder of 2005............... $   100,000
Lease obligations through January 2006..............................     175,000
                                                                     -----------
Total commitments................................................... $   275,000
                                                                     -----------
Total net assets and commitments.................................... $ 8,664,000
                                                                     ===========

Approximately 32% of the property, plant and equipment may be utilized in other areas of our electronic components and sub-assemblies operations.

The Company anticipates receiving additional orders during 2006 for its
Multi-Mix(R) Microtechnology products, for which substantial research and development costs have also been incurred. Due to economic and market conditions in the wireless industry over the past several years, telecommunications system service providers substantially reduced their capital equipment purchases from the Company's customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix(R) Microtechnology product purchases that had been anticipated from certain specific customers or programs, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the
Company. In accordance with the Company's evaluation of Multi-Mix(R) under SFAS
No. 144, the Company has determined no provision for impairment is required at this time. Management will continue to monitor the recoverability of the
Multi-Mix(R) assets.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The
Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company's very limited experience with these contracts. During the first nine months of 2004, the Company recognized a revenue reduction of $12,000 related to a cost-reimbursement contract. The Company did not recognize any revenue related to cost-reimbursement contracts in 2005.

INVENTORY VALUATION

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,621,000 at October
1, 2005 and $1,942,000 at January 1, 2005, of which $526,000 and $901,000, respectively, represented cost overruns.

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

VALUATION OF GOODWILL

With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company performed the annual assessment during the fourth quarter of 2004 and determined there was no impairment. The Company will perform its annual assessment for 2005 during the fourth quarter of 2005.

VALUATION OF DEFERRED TAX ASSETS

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued
unchanged in 2003 and 2004 and the first nine months of 2005. Management believes that a valuation allowance is not required for FMI's recorded deferred tax assets as they are more likely than not to be realized.

                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                                   (UNAUDITED)

The following table reflects the percentage relationships of items from the
Consolidated Statements of Operations as a percentage of net sales.

                                                         Percentage of Net Sales             Percentage of Net Sales
                                                         ------------------------            ------------------------
                                                              Quarters Ended                     Nine Months Ended
                                                         ------------------------            ------------------------
                                                        October 1,       October 2,         October 1,       October 2,
                                                          2005             2004               2005             2004
                                                         ------           ------             ------           -------

Net sales....................................            100.0%           100.0%              100.0%           100.0%
                                                         ------           ------              ------           ------
Costs and expenses:
  Cost of sales..............................             58.8             58.5                57.9             57.6
  Selling, general and administrative........             31.3             31.8                31.4             31.6
  Research and development...................              6.2              4.7                 6.8              5.7
                                                        ------           ------              ------           ------
                                                          96.3             95.0                96.1             94.9
                                                        ------           ------              ------           ------

Operating income ............................              3.7              5.0                 3.9              5.1
Interest and other expense, net..............              (.8)             (.7)                (.8)             (.9)
Loss on disposition of assets................              (.1)               -                 (.2)               -
                                                        ------           ------              ------           ------

Income before income taxes...................              2.8              4.3                 2.9              4.2
Provision (benefit) for income taxes.........              (.1)              .2                  .1              (.1)
                                                        ------           ------              ------           ------
Net income ..................................              2.9%             4.1%                2.8%             4.3%
                                                        ======           ======              ======           ======

THIRD QUARTER AND FIRST NINE MONTHS OF 2005 COMPARED TO THE THIRD QUARTER AND
FIRST NINE MONTHS OF 2004

Net sales.

Consolidated results of operations for the third quarter of 2005 reflect an increase in net sales from the third quarter of 2004 of $270,000 or 3.5% to
$7,890,000. This increase was attributable to a $256,000 decrease in net sales of electronic components and sub-assemblies offset by a $516,000 increase in sales of microwave micro-circuitry products from the Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI"). Consolidated results of operations for the first nine months of 2005 reflect a decrease in net sales from the nine months of 2004 of $446,000 or 1.9% to $22,717,000. This decrease was attributable to a $1,575,000 decrease in net sales of electronic components and sub-assemblies offset by a $1,121,000 increase in net sales of microwave micro-circuitry products from FMI. The decrease in net sales for the electronic components and sub-assemblies segment for third quarter and first nine months of
2005 is due to reduced orders from delays in space and defense programs.

The increase in net sales of the microwave micro-circuitry segment for the third quarter and first nine months of 2005 was due to new orders from existing customers resulting from the Company's successful continued efforts to diversify
FMI into wireless base station, automotive and defense applications. FMI anticipates much of this new order volume to renew in future periods.

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

The following table presents key performance measures that we use to monitor our operating results for the nine months ended October 1, 2005 and October 2, 2004:

                                          2005                      2004
                                  --------------------- ------------------------
Beginning backlog                    $ 12,945,000             $  12,395,000
Plus bookings                        $ 21,511,000             $  23,290,000
Less net sales                       $ 22,717,000             $  23,164,000
Ending backlog                       $ 11,739,000             $  12,521,000
Book-to-bill ratio                          0.95                      1.01

Orders of $5,176,000 were received during the third quarter of 2005, a decrease of $2,592,000 or 33.4% compared to $7,768,000 in orders received during the third quarter of 2004. Orders of $21,511,000 were received during the first nine months of 2005, a decrease of $1,779,000 or 7.6% compared to $23,290,000 in orders received during the first nine months of 2004. The reduction in orders for the third quarter and nine months was due to delays in expected satellite and defense programs. The delayed satellite and defense programs, which resulted in lower orders for the third quarter, may result in lower fourth quarter sales and slightly lower fiscal 2005 sales as compared to 2004. Backlog decreased by
$1,206,000 to $11,739,000 at the end of third quarter of 2005 compared to
$12,945,000 at year-end 2004.

Cost of sales and Gross profit.

The following table provides comparative gross profit information, by product segment, between the quarters and nine months ended October 1, 2005 and October
2, 2004.

                                  Quarter ended October 1, 2005                       Quarter ended October 2, 2004
                         ------------------------------------------------- ----------------------------------------------------
                               $            Increase/          % of               $             Increase/          % of
                           ---------        ---------          -----          ---------         ---------          -----
                                           (Decrease)                                          (Decrease)
                                           -----------                                         -----------
                                           from prior         Segment                          from prior         Segment
                                           -----------        -------                          -----------        -------
                                             period          Net Sales                           period          Net Sales
                                             ------          ---------                           ------          ---------

Electronic Components
and Sub-assemblies gross    $ 2,708,000       $(41,000)        45.6%          $ 2,749,000      $ 873,000           44.4%
profit

Microwave
Micro-Circuitry
gross profit                  $ 542,000      $ 129,000         27.5%            $ 413,000      $  88,000           28.3%

Consolidated                $ 3,250,000       $ 88,000         41.2%          $ 3,162,000      $ 961,000           41.5%
gross profit

                                Nine Months ended October 1, 2005                   Nine Months ended October 2, 2004
                         ------------------------------------------------- ----------------------------------------------------
                               $            Increase/          % of               $            Increase/          % of
                           ---------        ---------          -----          ---------        ---------          -----
                                           (Decrease)         Segment                          (Decrease)         Segment
                                           -----------        -------                         -----------         -------
                                           from prior        Net Sales                         from prior        Net Sales
                                           ----------        ---------                         ----------        ---------
                                             period                                              period
                                             ------                                              ------
Electronic Components
and Sub-assemblies gross
profit                      $ 8,152,000       $ (350,000)      46.9%         $ 8,502,000      $ 2,008,000          44.8%

Microwave
Micro-Circuitry             $ 1,401,000       $   84,000       25.8%         $ 1,317,000      $   603,000          30.5%
gross profit
Consolidated                $ 9,553,000       $ (266,000)      42.1%         $ 9,819,000      $ 2,611,000          42.4%
gross profit

The decrease in gross profit for the third quarter of 2005 as compared to the third quarter of 2004 for the electronic components and sub-assemblies segment was due to the overall decrease in segment sales. The increase in gross profit percent for the third quarter of 2005 for the electronic components and sub-assemblies segment was due to a stronger product mix and production efficiencies. The decrease in gross profit for the first nine months of 2005 for the electronic components and sub-assemblies segment was due to the overall decrease in segment sales. The improvement in gross profit percent to 46.9% in the first nine months of 2005 from 44.8% in the first nine months of 2004 for the electronic components and sub-assemblies segment was due to a stronger product mix, higher yields and lower fixed costs.

Depreciation expense included in consolidated cost of sales for the third quarter of 2005 was $729,000, an increase of $13,000 compared to the third quarter of 2004. Depreciation expense included in consolidated cost of sales for the first nine months of 2005 was $2,145,000, a decrease of $38,000 compared to the third quarter of 2004. For the third quarter and first nine months of 2005, approximately $418,000 and $1,214,000, respectively, of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. For the third quarter and first nine months of 2004, approximately $476,000 and $1,453,000, respectively of depreciation expense was associated with Multi-Mix(R)
Microtechnology capital assets.

FMI sales include intersegment sales of $16,000 and $26,000 in the third quarter of 2005 and 2004, respectively. The increase in gross profit for the third quarter and first nine months of 2005 was due to the overall increase in segment sales. The decrease in gross profit percent for the third quarter and first nine months of 2005 is due to higher direct labor and manufacturing costs, attributable to the strengthening of the Canadian dollar, related to defense orders booked in 2004 and 2005. These higher costs for such defense orders may continue into future periods. FMI sales include intersegment sales of $116,000 and $123,000 in the first nine months of 2005 and 2004, respectively.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,470,000 for the third quarter of 2005 increased by $51,000 or 2.1%, and when expressed as a percentage of net sales, decreased by 0.5 percentage points to 31.3% compared to the third quarter of 2004. The increase in such expenses for the third quarter of 2005 was due to higher administrative and proposal costs in the third quarter of 2005 offset by lower commissions, selling and marketing costs. Selling, general and administrative expenses of $7,125,000 for the first nine months of 2005 decreased by $202,000 or 2.8%, and when expressed as a percentage of net sales, decreased by 0.2 percentage points to 31.4% compared to the first nine months of
2004. The decrease in such expenses for the first nine months of 2005 was due to lower commissions related to the lower sales level in the first nine months of
2005.

Research and development expenses.

Research and development expenses for new products were $490,000 for the third quarter of 2005, an increase of $130,000 or 36.3%, and when expressed as a percentage of net sales, an increase of 1.5 percentage points to 6.2% compared to the third quarter of 2004. Except for $40,000 of expenses at FMI, substantially all of the research and development expenses were related to
Multi-Mix(R) Microtechnology and Multi-Mix PICO(R) products. Research and development expenses for new products were $1,538,000 for the first nine months of 2005, an increase of $211,000 or 15.9%, and when expressed as a percentage of net sales, an increase of 1.1 percentage points to 6.8% compared to the first nine months of 2004. Except for $120,000 of expenses at FMI, (a decrease of
$45,000 from such FMI expenses in the first nine months of 2004) substantially all of the research and development expenses were related to Multi-Mix(R)
Microtechnology and Multi-Mix PICO(R) products. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for Multi-Mix(R).

Operating income.

Consolidated operating income for the third quarter of 2005 was $291,000 compared to consolidated operating income of $384,000 for the third quarter of
2004. The decrease in consolidated operating income for the third quarter of
2005 was due to the increase in research and development costs to support new
Multi-Mix(R) products.

Consolidated operating income for the first nine months of 2005 was $890,000 compared to consolidated operating income of $1,165,000 for the first nine months of 2004. The decrease in consolidated operating income for the first nine months of 2005 was due to a reduction of gross profit resulting from decreased sales and the increase in research and development costs to support new
Multi-Mix(R) products.

For the third quarter of 2005, the Company's operating income for its electronic components and sub-assemblies segment was $160,000 compared to operating income of $312,000 for the third quarter of 2004. The lower operating income for the electronic components and sub-assemblies segment was due to a reduction of gross profit resulting from decreased sales compared to the third quarter of 2004 and the increase in research and development costs to support new Multi-Mix(R)
products for the refined implementation of the Company's strategic plan. For the third quarter of 2005, operating income for the microwave micro-circuitry segment was $131,000 compared to operating income of $71,000 for the third quarter of 2004. The higher operating income for the microwave micro-circuitry segment was due to the segment's higher gross margin offset by higher administrative expenses compared to the third quarter of 2004.

For the first nine months of 2005, the Company's operating income for its electronic components and sub-assemblies segment was $604,000 compared to operating income of $811,000 for the first nine months of 2004. The lower operating income for the electronic components and sub-assemblies segment was due to the segment's lower gross profit from lower sales, partially offset by lower operating expenses compared to the first nine months of 2004. For the first nine months of 2005, operating income for the microwave micro-circuitry segment was $285,000 compared to operating income of $353,000 for the first nine months of 2004. The lower operating income for the microwave micro-circuitry segment was due to the segment's higher commissions and higher administrative expenses compared to the first nine months of 2004.

Interest and other expense, net.

Interest and other expense, net was $61,000 for the third quarter of 2005 compared to interest and other expense, net of $54,000 for the third quarter of
2004. Interest and other expense, net was $177,000 for the first nine months of
2005 compared to interest and other expense, net of $205,000 for the first nine months of 2004. Interest expense for the third quarter and first nine months of
2005 was principally incurred on borrowings under the term loans which the
Company consummated during the fourth quarter of 2003. Interest expense for the third quarter and first nine months of 2004 was principally incurred on borrowings under the Company's revolving line of credit and the term loans described above. Despite the general rise in interest rates from 2004 to 2005, the reduction of interest and other expense was due to lower outstanding debt balances during the first nine months of 2005 as the Company repaid approximately $1,500,000 throughout 2004.

Income taxes.

The Company's effective tax rate for the nine months ended October 1, 2005 reflects U.S. Federal Alternative Minimum Tax and State income taxes that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards. During the first nine months of 2004 a benefit was recorded in the amount of $75,000 related to Canadian tax credits.

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

Net income.

Net income for the third quarter of 2005 was $228,000 compared to net income of
$315,000 for the third quarter of 2004. Net income per diluted share for the third quarter of 2005 was $.07 compared to net income of $.10 per diluted share for the third quarter of 2004.

Net income for the first nine months of 2005 was $644,000 compared to net income of $990,000 for the first nine months of 2004. Net income per diluted share for the first nine months of 2005 was $.20 compared to net income of $.31 per diluted share for the nine months of 2004. Net income for the first nine months of 2004 included a tax benefit of $75,000 or $.02 per share related to certain
Canadian tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $3,400,000 at the end of the first nine months of 2005 compared to approximately $2,200,000 at the end of 2004. The Company's working capital was approximately $10,200,000 and its current ratio was 3.4 to 1 at the end of the third quarter of 2005 compared to $8,500,000 and 2.9 to 1, respectively, at the end of 2004. At October 1, 2005, the Company had available borrowing capacity under its revolving line of credit of $4,000,000.

The Company's operating activities generated positive cash flows of $2,423,000 during the first nine months of 2005 compared to $4,479,000 of positive cash flows during the first nine months of 2004. The primary sources of operating cash flows for the first nine months of 2005 were the year-to-date net income of
$644,000 which was reduced by depreciation and amortization of $2,364,000; a decrease in accounts receivable of $549,000, offset by an increase in inventories of $560,000, an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $505,000 and the reduction of income taxes payable of $84,000. The primary sources of operating cash flows for the first nine months of 2004 were net income of $990,000 which was reduced by depreciation and amortization of $2,419,000, the reduction of accounts receivable of $700,000, a reduction in inventories of $320,000,and an aggregate increase in accounts payable and accrued liabilities of $445,000 partly offset by a reduction of customer deposits of $118,000 and an increase in other current assets of $332,000.

The Company made net cash investments in property, plant and equipment of
$1,157,000 during the first nine months of 2005 compared to net cash investments made in property, plant and equipment of $847,000 during the first nine months of 2004. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $7,791,000 at the end of the
third quarter of 2005, a decrease of $1,082,000 compared to $8,873,000 at the end of fiscal year 2004.

The Company's planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company's $5,000,000 revolving credit facility, which expires October 8, 2006.

The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a
$2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. The revolving line of credit, which expires October 8, 2006, is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At October
1, 2005, the Company had available borrowing capacity under its revolving line of credit of $4,000,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 7.50%). The principal amount of Term Loan
A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 8.0%). The principal amount of Term
Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 8.0%). As of October 1, 2005, the
Company, under the terms of its agreement with CIT, had elected to convert
$850,000 of Term Loan A and $1,950,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on April 11, 2005 for six months at an interest rate of 6.64% and expired October 11, 2005. The new LIBOR interest rate options were renewed for six months at 7.54% and will expire April 12, 2006. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the
Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at October 1,
2005.

Filtran Microcircuits Inc. ("FMI") has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus 3/4%. No borrowings were outstanding under this agreement at October 1,
2005.

FMI has a $1,800,000 (Canadian) revolving lease line with the Bank of Nova
Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of October 1, 2005, $517,000
(Canadian) has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2005, FMI obtained $287,000 (Canadian) ($231,000-US) in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2004.

Assets securing capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $712,000 at October 1, 2005 and
$611,000 at January 1, 2005.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first nine months of 2005 by approximately
$1,200,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2005 by approximately
$1,200,000. The Company intends to issue commitments to purchase $700,000 of capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during the fourth quarter of
2005 and first quarter of 2006.

The functional currency for the Company's wholly-owned subsidiary FMI is the
Canadian dollar. The change in accumulated other comprehensive income for the first nine months of 2005 and 2004 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods. The functional currency for the Company's Costa Rica operations is the
United States dollar.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, SFAS No. 151, "Inventory Costs (An amendment of ARB No. 43,
Chapter 4)," was issued. SFAS No. 151 amends Accounting Research Bulletin
("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on normal capacity of the production facilities. SFAS No. 151 is effective for the Company for inventory costs incurred beginning in fiscal 2006. The Company is currently evaluating the impact that SFAS No. 151 will have on its financial position and results of operations.

In December 2004, SFAS No. 123R, "Share-Based Payment," a revision of SFAS No.
123, "Accounting for Stock-Based Compensation", was issued. SFAS No. 123R replaces existing requirements of SFAS No. 123 and APB Opinion No. 25
"Accounting for Stock-Based Compensation", and requires public companies to recognize the cost of employee services received in exchange for equity instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. SFAS No. 123R will be effective for the Company as of the beginning of the 2006 fiscal year. The Company expects the adoption of this statement will have a non-cash material effect on its financial statements, but the Company cannot reasonably estimate the impact of the adoption because certain assumptions used in the calculation of the value of share-based payments may change.

The FASB has issued FASB Staff Position No. 109-1, "Application of FASB
Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided
to U.S. Based Manufacturers by the American Jobs Creation Act of 2004." On
October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction for up to 9 percent (when fully phased in) of the lesser of (a) "qualified production activities income," or (b)
taxable income (after the deduction for the utilization of any net operating loss carryforwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109. The FASB staff believes that the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company will be utilizing its net operating loss carryforwards to offset domestic taxable income, thus this provision will not have an impact on its financial position and results of operations in 2005.

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

         While we have generated revenues and developed a customer base for our
Multi-Mix (R) products, if a competitive product or decreased consumer demand for our Multi-Mix (R) products resulted in significant decrease in those revenues, our ability to recover our investment in our Multi-Mix (R)
Microtechnology product assets could be negatively impacted and result in a reduction of the carrying value of these assets and an impairment charge to our earnings.

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

         Our products and therefore our inventories are subject to technological risk. At any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk we may be unable to sell our inventory in a timely manner and avoid it becoming obsolete. As of October 1, 2005, our inventories, including raw materials, work-in-process and finished goods, were valued at $3.5 million and we had valuation allowances for obsolescence and cost overruns of $1.6 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our reserves and our operating results could be substantially harmed.

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

         Sales to our five largest customers accounted for 45.6% of our net sales in the fiscal year ended January 1, 2005 and our two largest customers,
Raytheon Company and Northrop Grumman Corporation, accounted for 13.9%, and
11.9%, respectively, of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycle, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, including as recently as the third quarter of 2005, some of our large customers have significantly reduced or delayed the volume of products ordered from us as a result of government and defense program timing changes, changes in their business, consolidation or divestitures or for other reasons. We cannot be certain that present or future large customers will not terminate their arrangements with us or significantly change, reduce or delay the amount of products ordered from us, any of which would adversely affect our operating results.

         A substantial portion of our revenues is related to the defense and military communications sectors. However, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company's core strengths and revenue generators. Accordingly, our defense and military product revenues may decrease, and should not be expected to increase, at times of armed conflicts or war.

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

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of December 29, 2007 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

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

RELATED PARTY TRANSACTIONS

In May 1998, the Company sold 22,000 shares of Common Stock to Mason N. Carter,
Chairman, President and Chief Executive Officer of the Company, at a price of
$11.60 per share, which approximated the average closing price of the Company's
Common Stock during the first quarter of 1998. The Company lent Mr. Carter
$255,000 in connection with the purchase of these shares and combined that loan with a prior loan to Mr. Carter in the amount of $105,000. The resulting total principal amount of $360,000 was payable May 4, 2003 and bore interest at a variable interest rate based on the prime rate. This loan was further amended on
October 19, 2002. Accrued interest of $40,000 was added to the principal, bringing the new principal amount of the loan to $400,000, the due date was extended to May 4, 2006, and interest (at the same rate as was previously applicable) is now payable monthly. Mr. Carter has pledged 33,000 shares of
Common Stock as security for this loan, which is a full-recourse loan.

On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate, payable in accordance with Mr.
Carter's employment agreement. Each year the Company is required to forgive 20%
of the amount due under this loan and the accrued interest thereon. During 2004, the Company forgave $56,000 of principal and $4,500 of accrued interest and paid a tax gross-up benefit of $6,100. $56,000 of principal and $3,000 of accrued interest were forgiven in 2005, after which this loan was fully satisfied.

During the third quarter and first nine months of 2005, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $37,000 and $212,000, respectively, for providing legal services to the Company. During the third quarter and first nine months of 2004, Katten Muchin Rosenman LLP was paid
$59,000 and $211,000, respectively. A director of the Company is counsel to
Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2005 and 2004 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $2,000 and $5,000 to these companies during the third quarter and first nine months of 2005. The Company paid an aggregate of $1,000 and $18,000 to these companies during the third quarter and first nine months of 2004, respectively. A director of the Company is the chairman and chief executive officer of these companies.

During the third quarter and first nine months of 2005, a director of the
Company was paid $9,000 and $27,000, respectively, for providing technology-related consulting services to the Company. For the third quarter and first nine months of 2004, such director was paid $9,000 and $27,000, respectively.

During the third quarter and first nine months of 2005, DuPont Electronic
Technologies ("DuPont"), a stockholder and the employer of a director, was paid
$17,000 and $42,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. During the third quarter and first nine months of 2004, DuPont was paid $9,000 and $66,000, respectively.
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

ITEM 4. CONTROLS AND PROCEDURES

As of October 1, 2005 (the end of the period covered by this report), the
Company's management carried out an evaluation, with the participation of the
Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that, as of October 1, 2005, the Company's disclosure controls and procedures were effective.

In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of
1934), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. At the time of our evaluation, we believe that our disclosure controls and procedures provide such reasonable assurance.

Subsequent to the end of the Company's second fiscal quarter and the evaluation of our disclosure controls conducted as of July 2, 2005, two adjustments were identified in the Company's accounting for certain contracts where specified shipment, delivery, customer inspection and acceptance revenue recognition criteria had not been satisfied. The adjustments, aggregating $301,000 of revenue recognition were recorded in the second quarter, and the sale of the affected products was concluded in the third quarter, at which time the related revenue was recognized. The need for these adjustments indicated a deficiency in the design and operation of the Company's cut off procedures at the end of accounting periods, and in the application and documentation of revenue recognition policies and SEC/GAAP accounting requirements. This deficiency constituted a material weakness in the Company's internal controls over financial reporting.

To address such material weakness, during the third quarter of 2005 management, with the oversight of the Audit Committee, implemented enhanced procedures to examine each quarter all contracts in excess of a specified dollar amount to ensure that revenue is appropriately recognized in the proper period. This examination includes, among other steps, a comparison of each selected sale's characteristics to the specific revenue recognition requirements of the
Company's accounting policy based on the SEC's SAB 101 and SAB 104 (Revenue
Recognition) and other relevant authoritative revenue recognition accounting literature that may become available from time to time. Management also created a standard documentation template to support the timing of revenue recognition for those selected sales that meet the review criteria. In addition, members of the Company's financial department including our Chief Financial Officer undertook additional training with respect to GAAP and SEC reporting requirements for accounting matters, including regarding revenue recognition issues and contract fulfillment administration. Management believes that, with the addition of these enhanced procedures, the Company's internal controls over financial reporting is effective.

Other than the foregoing, no change occurred in the Company's internal controls concerning financial reporting during the Company's third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the
Company's internal controls over financial reporting.

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

10(d)             Profit Sharing Plan of Merrimac is hereby incorporated by
                  reference to Exhibit 10(n) to Merrimac's Registration
                  Statement on Form S-1 (No. 2-79455).*

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

10(h)             1995 Stock Purchase Plan of Merrimac is hereby incorporated by reference to Exhibit A to Merrimac's Proxy Statement filed with the Securities and Exchange Commission on March 27,
                  1995.*

10(i)             Resolutions of the Stock Purchase Plan Committee of the Board
                  of Directors of Merrimac adopted June 3, 1998, amending the
                  1995 Stock Purchase Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock
                  dividend paid June 5, 1998, are hereby incorporated by
                  reference to Exhibit 10(g)(2) to Merrimac's Annual Report on
                  Form 10-KSB for the year ending January 2, 1999.*

10(j)             1996 Stock Option Plan for Non-Employee Directors of Merrimac
                  is hereby incorporated by reference to Exhibit 10(d) to
                  Merrimac's Annual Report on Form 10-KSB dated for the year ending December 28, 1996.*

10(k)             Resolutions of the Board of Directors of Merrimac, adopted
                  June 3, 1998, amending the 1996 Stock Option Plan for
                  Non-Employee Directors of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock
                  dividend paid June 5, 1998, are hereby incorporated by
                  reference to Exhibit 10(h)(2)to Merrimac's Annual Report on
                  Form 10-KSB for the year ending January 2, 1999.*

10(l)             Amended and Restated Employment Agreement dated as of January
                  1, 1998, between Merrimac and Mason N. Carter is hereby
                  incorporated by reference to Exhibit 10(a) to Merrimac's
                  Quarterly Report on Form 10-QSB for the period ending July 4,
                  1998.*

10(m)             Amendment dated August 31, 2000 to the Amended and Restated
                  Employment Agreement

                  dated January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to
                  Merrimac's Quarterly Report on Form 10-QSB for the period
                  ending September 30, 2000.*

10(n)             Amended and Restated Pledge Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(c) to Merrimac's Quarterly Report on
                  Form 10-QSB for the period ending July 4, 1998.*

10(o)             Amended Promissory Note dated as of May 4, 1998, executed by
                  Mason N. Carter in favor of Merrimac is hereby incorporated by reference to Exhibit 10(l) to Merrimac's Annual Report on Form
                  10-KSB for the year ending January 2, 1999.*

10(p)             Registration Rights Agreement dated as of May 4, 1998, between
                  Merrimac and Mason N. Carter is hereby incorporated by
                  reference to Exhibit 10(e) to Merrimac's Quarterly Report on
                  Form 10-QSB for the period ending July 4, 1998.*

10(q)             Consulting Agreement dated as of January 1, 1998, between
                  Merrimac and Arthur A. Oliner is hereby incorporated by
                  reference to Exhibit 10 to Merrimac's Quarterly Report on Form
                  10-QSB for the period ending April 4, 1998.*

10(r)            Separation Agreement dated as of December 31, 1998, between
                  Merrimac and Eugene W. Niemiec is hereby incorporated by
                  reference to Exhibit 10(p) to Merrimac's Annual Report on Form
                  10-KSB for the year ending January 2, 1999.*

10(s)             Stockholder's Agreement dated as of October 30, 1998, between
                  Merrimac and Charles F. Huber II is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form
                  10-QSB for the period ending October 3, 1998.

10(t)             Shareholder's Agreement dated as of June 3, 1999, among
                  Merrimac, William D. Witter, Inc. and William D. Witter is
                  hereby incorporated by reference to Exhibit 10 to Merrimac's
                  Quarterly Report on Form 10-QSB for the period ending July 3,
                  1999.

10(u)             2001 Key Employee Incentive Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No.
                  333-63434) dated June 20, 2001.*

10(v)             2001 Stock Option Plan is hereby incorporated by reference to
                  Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63436) dated June
                  20, 2001.*

10(w)             2001 Stock Purchase Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63438) dated
                  June 20, 2001.*

10(x)             2001 Amended and Restated Stock Option Plan is hereby
                  incorporated by reference to Exhibit 4(i) to Merrimac's
                  Quarterly Report on Form 10-QSB for the period ending June 30,
                  2001.*

10(y)             Financing Agreement, dated October 8, 2003, between Merrimac and The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(qq) to Merrimac's Form 10-QSB for the period ending September 27, 2003.

10(z)             Trademark and Patent Security Agreement, dated October 8,
                  2003, between Merrimac and The CIT Group/Business Credit, Inc.
                  is hereby incorporated by reference to Exhibit 10(rr) to
                  Merrimac's Form 10-QSB for the period ending September 27,
                  2003.

10(aa)            Mortgage and Security Agreement, dated October 8, 2003, by
                  Merrimac in favor of The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(ss) to
                  Merrimac's Form 10-QSB for the period ending September 27,
                  2003.

10(bb)            Merrimac Severance Plan, as adopted September 17, 2003, is hereby incorporated by reference to Exhibit 10(tt) to
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

                                    MERRIMAC INDUSTRIES, INC.

Date: November 15, 2005                       By: /s/ Mason N. Carter
                                                  -------------------
                                              Mason N. Carter
                                              Chairman, President and
                                              Chief Executive Officer

Date: November 15, 2005                       By: /s/ Robert V. Condon
                                                  --------------------
                                              Robert V. Condon
                                              Vice President, Finance and
                                              Chief Financial Officer

