Form 10-K
period 2005-12-31
MERRIMAC INDUSTRIES INC
filed 2006-03-31
CIK 706864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December  31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-11201

MERRIMAC INDUSTRIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1642321
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
41 Fairfield Place, West Caldwell, New Jersey	07006
(Address of Principal Executive Offices)	(Zip Code)

(973) 575-1300

(Registrant’s telephone number, including area code)

WEBSITE: www.merrimacind.com

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock Common Stock Purchase Rights	The American Stock Exchange The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes      No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                        Accelerated filer                        Non-accelerated filer

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No

As of March 24, 2006, 3,150,796  shares of common stock of the registrant were outstanding. The aggregate market value of common stock held by non-affiliates of the registrant as of July 2, 2005 was approximately $19,539,596.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2006 Annual Meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements relating to future results of the Company (including certain projections and business trends) that are ‘‘forward-looking statements’’ as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments, particularly its Multi-Mix® products; the possibilities of impairment charges to the carrying value of our Multi-Mix® assets, thereby resulting in charges to our earnings; slower than anticipated penetration into the satellite communications, defense and wireless markets; failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; changes in product mix resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; general economic and industry conditions; the risk that the benefits expected from the Company’s acquisition of Filtran Microcircuits Inc. are not realized; the ability to protect proprietary information and technology; competitive products and pricing pressures; our ability and the ability of our OEM customers to keep pace with the rapid technological changes and short product life cycles in our industry and gain market acceptance for new products and technologies; foreign currency fluctuations between the U.S. and Canadian dollars; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties as are detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-K, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

GENERAL

Merrimac is a leader in the design and manufacture of passive RF (Radio Frequency) and microwave components for industry, government and science. Merrimac components are today found in applications as diverse as satellites, military and commercial aircraft, radar, cellular radio systems, medical and dental diagnostic instruments, personal communications systems (‘‘PCS’’) and wireless internet connectivity.

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

ELECTRONIC COMPONENTS AND SUBSYSTEMS PRODUCTS

Merrimac manufactures and sells approximately 1,500 components and subsystems used in signal processing systems (the extraction of useable information from radio signals) in the frequency spectrum of zero to sixty-five GHz. Merrimac's products are designed to process signals having wide bandwidths and are of relatively small size and light weight. When integrated into subsystems, advantages of lower cost and smaller size are realized due to the reduced number of connectors, cases and headers. Merrimac's components range in price from $0.50 to more than $10,000 and its subsystems range from $500 to more than $1,000,000.

Merrimac has traditionally developed and offered for sale products built to specific customer needs, as well as standard catalog items. The following table provides a breakdown of electronic components sales as derived from initial orders for products custom designed for specific customer applications, repeat orders for such products and from catalog sales:

	2005	2004	2003
Initial designs	27%	27%	35%
Repeat designs	57%	58%	48%
Catalog sales	16%	15%	17%

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

In 1998, Merrimac introduced Multi-Mix® Microtechnology capabilities, an innovative process for microwave, multilayer integrated circuits and micro-multifunction module (MMFM®) technology and subsystems. This process is based on fluoropolymer composite substrates, which are bonded together into a multilayer structure using a fusion bonding process. The fusion process provides a homogeneous dielectric medium for superior electrical performance at microwave frequencies. This 3-dimensional Multi-Mix® design consisting of stacked circuit layers permits the manufacture of components and subsystems that are a fraction of the size and weight of conventional microstrip and stripline products.

In 2001, Merrimac introduced its Multi-Mix PICO® Microtechnology. Through Multi-Mix PICO® technology, Merrimac offers a group of products at a greatly reduced size, weight and cost that includes hybrid junctions, directional couplers, quadrature hybrids, power dividers and inline couplers, filters and vector modulators along with 802.11a, 802.11b, and 802.11g Wireless Local Area Network modules. When compared to conventional multilayer quadrature hybrids and directional coupler products, Multi-Mix PICO® is more than 84% smaller in size, without the loss of power or performance. Merrimac continues to add new designs to its Multi-Mix PICO® product line.

In 2001, Merrimac received and started to ship its first 3G production order for a Multi-Mix PICO® integrated solution to be used by one of the world's largest suppliers of wireless power amplifiers in the design of new third-generation broadband basestations.

In 2004, Merrimac introduced its Multi-Mix Zapper® product line. The Multi-Mix Zapper® addresses the demands of the wireless market for high quality products manufactured in volume with continued improvement in performance, power and cost.

In addition to wireless basestation communications, Multi-Mix PICO® products have been or are currently under evaluation for applications in airborne electronic countermeasures, radar systems, smart antennas, satellite communications receiver modules, missiles, commercial Wi-Fi (Wireless Fidelity), WLANs (Wireless Local Area Networks), WiMAX (World Interoperability for Microwave Access), the U.S. Department of Defense’s next generation fighter jet JSF (Joint Strike Fighter), FCS (Future Combat Systems) and JTRS (Joint Tactical Radio System).

Merrimac customers prefer our value-added Multi-Mix PICO® approach over traditional solutions because it enables them to minimize considerable costs of design, test and measurement, packaging, and manufacturing, as well as the unpredictable follow-on costs typically associated with factory tuning and optimization. Multi-Mix PICO® enables customers to gain access to integrated solutions that simplify their internal design and manufacturing processes while reducing the time and costs it takes to implement manufacturable and repeatable products.

Multi-Mix PICO® also enables customers to outsource certain ancillary functions, which in turn allows them to maintain focus on their own core business competencies.

In the area of broadband communications, Merrimac continues to work on high frequency solutions that will bring multimedia internet access to homes and offices through broadband systems.

Merrimac's major electronic components and subsystems product categories are:

•	power dividers/combiners that equally divide input signals or combine coherent signals for nearly lossless power combinations;

•	I&Q networks (a subassembly of circuits which allows two information signals (incident and quadrature) to be carried on a single radio signal for use in digital communication and navigational positioning);

•	directional couplers that allow for signal sampling along transmission lines;

•	phase shifters that accurately and repeatedly alter a signal's phase transmission to achieve desired signal processing or demodulation;

•	hybrid junctions that serve to split input signals into two output signals with 0 degree phase difference or 180 degrees out of phase with respect to each other;

•	balanced mixers that convert input frequencies to another frequency; variable attenuators that serve to control or reduce power flow without distortion;

•	Beamformers that permit an antenna to electronically track or transmit a signal; and

•	quadrature couplers that serve to split input signals into two output signals 90 degrees out of phase with respect to each other or combine equal amplitude quadrature signals.

These components can be utilized in a variety of applications including satellite communications, radar, digital communication systems, global positioning and navigation systems, electronic warfare, electronic countermeasures and cellular and wireless communications.

Merrimac's other product categories include single side band modulators, image reject mixers, vector modulators and a wide variety of specialized integrated Micro-Multifunction Modules (MMFM®) assemblies. In the last fiscal year, no one product accounted for more than ten percent of total net sales.

In 2005, Merrimac focused its design and manufacturing efforts on Multi-Mix® multilayer subsystem products for sale to several satcom and military customers during 2005 and 2006.

In addition, in 2005 Merrimac started the design of a high power amplifier for use in basestation infrastructure, military and satcom applications based upon a U.S. Notice of Allowance for a Patent that is expected to be issued shortly. An important part of basestation infrastructure equipment is the high power transmit amplifier, which must provide extremely linear performance in order to boost signals carrying voice, data and video services without distortion.

Approximately 54% of Merrimac's sales in fiscal 2005 were derived from the sales of products for use in high-reliability aerospace, satellite, and missile applications. These products are designed to withstand severe environments without failure or maintenance over prolonged periods of time (from 5 to 20 years). Merrimac provides facilities dedicated to the design, development, manufacture, and testing of these products along with special program management and documentation personnel.

Merrimac's products are also used in a broad range of other defense and commercial applications, including radar, navigation, missiles, satellites, electronic warfare and countermeasures, cellular analog and digital wireless telecommunications electronics and communications equipment. Merrimac's products are also utilized in systems to receive and distribute television signals from satellites and through other microwave networks including cellular radio.

FILTRAN MICROCIRCUITS INC.

GENERAL

Established in 1983, and acquired by Merrimac in February 1999, Filtran Microcircuits Inc. (‘‘FMI’’) is a leading manufacturer of microwave micro-circuitry for the high frequency communications industry. FMI produces microstrip, bonded stripline, and thick metal-backed Teflon® (PTFE) microcircuits for RF applications including satellite, aerospace, PCS, fiber optic telecommunications, automotive, navigational and defense applications worldwide. FMI participates in the market for millimeter-wave applications. FMI also supplies mixed dielectric multilayer and high speed interconnect circuitry to meet customer demand for high performance and cost-effective packaging.

FMI's strong technical team, proprietary processes and equipment allow FMI to manufacture precise circuits, with edge resolution of .0005 inch or better. The accuracy provided by FMI is particularly valued by customers in high-end applications who require microwave circuitry with significant reliability and performance.

FMI has successfully pioneered sputtering techniques for PTH applications on thick-metal backed PTFE circuitry that offer superior reliability, performance and mechanical strength which allows for fabricated integrated three-dimensional shapes ideally suited for aerospace applications.

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

FMI has developed innovative processing that provides customers with reliable and high performance circuitry. FMI has the capability to process:

•	1 mil lines and spaces with +/− .2 mil tolerance;

•	embedded resistors;

•	proprietary sputtering techniques for blind holes in thick metal-backed PTFE;

•	proprietary copper Thin Film metallization on ceramic;

•	high purity, wire-bondable gold;

•	plated through hole aspect ratios up to 10:1;

•	multilayer bonding;

•	conductive bonding; and

•	conductive and non-conductive filled via holes.

FMI has machining capabilities in computer numerically controlled routing, drilling, milling and laser machining. Machining tolerance ranges from +/− .005 inch to +/− .001 inch.

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

STRATEGIC OVERVIEW

Merrimac seeks to leverage its core competencies in the development of High Power, High Frequency and High Performance products across its three main platforms for growth:

•	RF Microwave electronic components and subsystems;

•	Microwave micro-circuitry; and

•	Multi-Mix®.

Our strategy focuses on:

•	Providing unique and cutting-edge customized technology solutions;

•	Expanding existing customer relationships and attracting new customers with our smaller, more complex, more reliable, lower cost product offerings;

•	Meeting the advanced needs of our defense, satellite and OEM wireless industry customers with innovative specialty applications and products; and

•	Improving and integrating our internal development, engineering and production capacities to reduce costs and improve service.

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

The Company intends to continue to focus on customer service, technology innovation and process excellence to further expand its penetration into the defense, satellite communications and wireless markets. Essential components of the Company's strategy include the following.

Products.

Our three platforms for growth:    RF Microwave, Multi-Mix® and Microwave micro-circuitry focus on providing unique solutions and delivering profitable value to our key customers. High Power, High Frequency and High Performance are embedded competencies that drive customer value and enable Merrimac to consistently meet and exceed the demanding needs and expectations of our customers.

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

Strengthen Customer Relationships and Attract New Customers.

Merrimac's customers are primarily major industrial corporations that integrate Merrimac's products into a wide variety of defense and commercial systems. Merrimac's customers include BAE Systems, The Boeing Company, Celestica, Inc., EADS Astrium, General Dynamics Corporation, ITT, Lockheed Martin Corporation, Loral Space & Communications Ltd., Northrop Grumman Corporation, and Raytheon Company.

Merrimac’s customers want smaller, lighter, more cost effective and highly integrated components, systems and subsystems for future applications. Merrimac design engineers work to develop solutions to customer requirements that are unique or require special performance. Merrimac is committed to continuously enhancing its leading position in high-performance electronic signal processing components for communications, defense and satellite applications, thereby attracting new customers and increasing the reliance of current customers on the Company.

For most customers, Merrimac must be a ‘‘qualified’’ supplier, continually demonstrating our ability to meet their demanding design and manufacturing standards. For defense contractors, we are a mission-critical supplier. For Aerospace companies, our products meet the high reliability standards of space. In wireless communications, our Multi-Mix products are being ‘‘qualified’’ and are supplying solutions to an ever-increasing number of major OEMs.

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

Defense and Satellite Communications.

In the defense and satellite communications markets, Merrimac’s components are found in a diverse array of applications ranging from national missile defense systems to fighter jets, electronic warfare, shipboard radar communications and other mission-critical applications. Almost all satellites in orbit today carry aboard some Merrimac technology.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company’s very limited experience with these contracts.

Wireless.

For original equipment manufacturing customers in the wireless communications market, we provide Total Integrated Packaging Solutions® to customers who prefer our value-added Multi-Mix® solutions to conventional approaches because it enables them to:

•	Minimize considerable costs of design, test and measurement, packaging, and manufacturing, as well as the unpredictable follow-on costs typically associated with factory tuning and optimization;

•	Utilize modules that integrate functionality. We dramatically reduce size, weight, cost, component count and optimize thermal management by providing leading-edge multifunction modules;

•	Reduce the time and costs it takes to implement manufacturable and repeatable products; and

•	Outsource functions that are not considered their own core competencies, which in turn allow them to maintain focus on their core business competencies.

Pursue New and Existing Markets.

The Company intends to use its core competencies and market position to pursue other wireless opportunities using the component and integration capabilities of our Multi-Mix® technology. The Company plans to offer both custom components and higher orders of integrated assemblies for existing and developing space and defense requirements through the RF Microwave, Microwave micro-circuitry and Multi-Mix® technologies.

Expand Business through Strategic Acquisitions.

The Company intends to pursue opportunistic acquisitions of companies, product lines and technologies that complement its business. The Company will focus on acquisitions that leverage its technical expertise and business development resources and provide a competitive advantage for its targeted markets.

MARKETING

Merrimac markets its products in the United States and Canada directly to customers through a sales and marketing staff comprised of 13 employees, including four employees located at FMI in Ottawa, Canada, and through 13 independent domestic sales organizations. Merrimac relies on 20 independent sales organizations to market its products elsewhere in the world. Merrimac's marketing program focuses on identifying new programs and applications for which Merrimac can develop prototypes leading to volume production orders.

Merrimac's customers are primarily major industrial corporations that integrate Merrimac's products into a wide variety of defense and commercial systems.

Merrimac's customers include:

BAE System
The Boeing Company
Celestica, Inc.
EADS Astrium.
General Dynamics Corporation
ITT
Lockheed Martin Corporation
Loral Space & Communications Ltd.
Northrop Grumman Corporation
Raytheon Company

The following table presents our key customers and the percentage of net sales made to such customers:

	2005	2004	2003
Israel Aircraft Industries Ltd.	11.2%	6.2%	1.1%
Lockheed Martin Corporation	10.9%	6.6%	7.8%
Raytheon Company	10.5%	13.9%	12.3%
Northrop Grumman Corporation	8.8%	11.9%	12.4%
The Boeing Company	5.9%	7.8%	16.1%

Sales to the foreign geographic area of Europe were 14.8%, 8.9% and 10.3% of net sales in fiscal years 2005, 2004 and 2003, respectively.

FMI's key customers include:

Endwave Corporation
Herley Industries
Israel Aircraft Industries Ltd.
L3 Communications Narda Microwave East
M/A-Com, Inc.
Raytheon Canada Ltd.
Trak Microwave Corporation

Both Merrimac (www.merrimacind.com or www.multi-mix.com) and FMI (www.filtranmicro.com) have internet addresses. Merrimac's product catalog is available on its website.

EXPORT CONTROLS

The Company's products are subject to the Export Administration Regulations (‘‘EAR’’) administered by the U.S. Department of Commerce and may, in certain instances, be subject to the International Traffic in Arms Regulations (‘‘ITAR’’) administered by the U.S. Department of State. EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. Merrimac believes that it has implemented internal export procedures and controls in order to achieve compliance with the applicable U.S. export control regulations. However, the U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations, and it is possible that these regulations could adversely affect the Company's ability to sell its products to non-U.S. customers.

RESEARCH AND DEVELOPMENT

During 2005, 2004 and 2003, research and development expenditures amounted to $1,932,000, $1,723,000 and $1,737,000, respectively. With the exception of $154,000 of expenses at FMI, substantially all of the research and development funds in fiscal 2005 were expended for new Multi-Mix® Microtechnology products. Merrimac plans to commit research and development funds at similar levels in fiscal 2006, and will focus its efforts on new product development for specific customer applications requiring integration of circuitry and further miniaturization, precision and volume applications.

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

BACKLOG

Merrimac manufactures specialized components and subsystems pursuant to firm orders from customers and standard components for inventory. As of December 31, 2005, Merrimac had a firm backlog of orders of approximately $13.1 million. Merrimac estimates that over 90% of the orders in its backlog as of December 31, 2005 will be shipped within one year. Merrimac does not consider its business to be seasonal.

COMPETITION

Merrimac encounters competition in all aspects of its business. Merrimac competes both domestically and internationally in the military and commercial markets, specifically within the aerospace and telecommunications areas. Merrimac's competitors consist of entities of all sizes. Occasionally, smaller companies offer lower prices due to lower overhead expenses, and generally, larger companies have greater financial and operating resources than Merrimac, in addition to well-recognized brand names. Merrimac competes on the basis of technological performance, quality, reliability and dependability in meeting shipping schedules as well as on the basis of price. Merrimac believes that its performance with respect to the above factors have served it well in earning the respect and loyalty of many customers in the industry. These factors have enabled Merrimac over the years to successfully maintain a stable customer base and have directly contributed to Merrimac's ability to attract new customers.

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

Merrimac began manufacturing in Costa Rica in the second half of 1996. In February 2001, the Company entered into a five-year lease in Costa Rica for a 36,200 square-foot facility for manufacturing Multi-Mix® Microtechnology products. The lease was renewed for an additional five years in 2006. The leasehold improvements and capital equipment for this manufacturing facility were completed at a cost of approximately $5,600,000 and this facility was opened for production in August 2002.

FMI's manufacturing facility consists of CAD/CAM, chemical and mechanical processes, quality systems and research and development of bare circuit board materials specifically selected for high frequency applications. Manual and automatic methods are utilized depending upon the circuit volumes, complexity and existing technologies available to the printed wiring board industry.

Microwave materials used in FMI's products are available from Rogers Corporation and Taconic Advanced Dielectric Division. Laminate materials are available from a small number of qualified suppliers. The suppliers that provide materials to FMI specialize in the manufacture of microwave materials. Customers often direct FMI to use a particular vendor for laminates based upon particular design specifications.

Merrimac has developed and implemented a quality system to better satisfy the needs of its customers and provide adequate assurance that its products will meet or exceed specified requirements. Merrimac continues to establish and refine procedures and supporting documentation to enable the fast transition from prototype engineering to operational manufacturing of products.

In April 2001, FM Approvals (formerly Factory Mutual) granted ISO 9001:2000 Certification to the Company’s FMI manufacturing facility in Ottawa, Ontario, Canada. In October 2002, the Multi-Mix® operations in West Caldwell, New Jersey achieved certification to ISO 9001:2000. In December 2002, the Multi-Mix® facility in Costa Rica achieved certification to ISO 9001:2000. In August 2003, Merrimac’s quality system was revised to incorporate the Costa Rica facility with the West Caldwell facility. During 2003, FM Approvals performed required audits and issued certificates of Registration to ISO 9001:2000 covering both facilities. In June of 2004, the West Caldwell facility was surveyed for compliance to the Aerospace standard AS9100. In December 2004, RW TUV issued a certificate of registration to the West Caldwell facility for ISO 2001:2000 and AS9100. FM Approvals in Costa Rica and Ottawa, Canada and RW TUV in West Caldwell have maintained these registrations via periodic audits through March of 2006. In September 2006, it is planned to have the Costa Rica facility surveyed for compliance to AS9100.

Electronic components and raw materials used in Merrimac's products are generally available from a sufficient number of qualified suppliers. Some materials are standard items. Subcontractors manufacture certain materials to Merrimac's specifications. Merrimac is not dependent upon any single supplier for any of its components or materials.

EMPLOYEE RELATIONS

As of December 31, 2005, Merrimac employed approximately 240 full time employees, including 75 employees at FMI and 55 employees at Merrimac's Costa Rica facility. None of Merrimac's employees are represented by a labor organization. Management believes that relations with its employees are satisfactory.

PATENTS

As of March 24, 2006, Merrimac owns 16 patents with respect to certain inventions it developed and has received a Notice of Allowance from the U.S. Patent and Trademark Office for a new patent that is expected to be issued shortly. No assurance can be given that the protection that Merrimac has acquired through patents is sufficient to deter others, legally or otherwise, from developing or marketing competitive products. There can be no assurance that any of the patents will be found valid, if validity is challenged. Although Merrimac has from time to time filed patent applications in connection with the inventions which it believes are patentable, there can be no assurance that these applications will receive patents.

ITEM 1A.	RISK FACTORS

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

The market for our products, in particular our Multi-Mix® products, is new and rapidly evolving. If we are not able to develop or enhance our products, or to respond to customer needs, our net sales will suffer.

Our future success depends in large part on our ability to develop and market our new line of Multi-Mix® modules, filters, couplers and delay lines products, particularly to the wireless basestation and defense sectors. We will also need to continually enhance our existing core products (passive RF and microwave component assemblies, power dividers and other micro circuitry products), lower product cost and develop new products that maintain technological competitiveness. Our core products must meet changing customer, regulatory and particular technological requirements and standards, and our Multi-Mix® products especially must respond to the changing needs of our customers, particularly our OEM customers. These customer requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards and our business could suffer.

Multi-Mix® Microtechnology and Multi-Mix PICO® Products.

We have made capital investments of approximately $14.2 million in our proprietary line of Multi-Mix® Microtechnology products.

While we have generated revenues and developed a customer base for our Multi-Mix® products, if a competitive product or decreased consumer demand for our Multi-Mix® products resulted in significant decrease in those revenues, our ability to recover our investment in our Multi-Mix® Microtechnology product assets could be negatively impacted and result in a write off of the carrying value of these assets and an impairment charge to our earnings.

In addition, we have invested significant engineering, research and development, personnel and other resources in developing our Multi-Mix Zapper® product line, introduced in June 2004. While revenues to date have not been material, we intend to incur significant additional expenses, including sales and marketing costs, in implementing our strategic plan to commercialize various applications of our Multi-Mix® technologies. These products are direct drop-in replacements for competing technologies used in virtually all wireless basestations. There are competing technologies already in the marketplace, and in order to obtain market share we will have to convince customers to convert to our products from those that are already in use.

We may seek to enter into joint ventures, research and development, distribution and other arrangements with third party OEM’s, defense contractors, universities and research institutions and others in order to successfully market our Multi-Mix® products. In fact, we may find it necessary to enter into such arrangements if our own resources are inadequate to develop recurring revenues and a sustained commercial market for these products. There can be no assurance we will be able to enter into such arrangements, or do so on commercially attractive terms, if necessary.

Our business plan anticipates significant future revenues from our Multi-Mix® products. Due to economic and market conditions in the wireless industry over the past several years, telecommunications system service providers substantially reduced their capital equipment purchases from our customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix® Microtechnology product purchases that had been anticipated from certain specific customers or programs, in connection with the improved conditions in the industry, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. Continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments. If we are unable to generate significant future revenues from these Multi-Mix® products or identify alternative uses, sufficient to recover our investment, we could have to write down the carrying value of these assets, thereby incurring an impairment charge to earnings, which would significantly harm our operations and financial condition.

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

Factors affecting the satellite, defense and telecommunications industries, in particular the short life cycle of certain products, could seriously harm our customers and reduce the volume of products they purchase from us. These factors include:

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards that result in short product life cycles;

•	the inability of our customers to develop and market their products, some of which are new and untested; and

•	the potential that our customers’ products may become obsolete or the failure of our customers’ products to gain widespread commercial acceptance.

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

Write offs or write downs of inventory generally arise from:

•	declines in the market value of inventory;

•	changes in customer demand for inventory, such as cancellation of orders; and

•	our purchases of inventory beyond customer needs that result in excess quantities on hand and that we are not able to return to the vendor or charge back to the customer.

Our products and therefore our inventories are subject to technological risk. At any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk we may be unable to sell our inventory in a timely manner and avoid it becoming obsolete. As of December 31, 2005, our inventories including raw materials, work-in-process and finished goods, were valued at $3.7 million reflecting reductions due to valuation allowances for obsolescence of approximately $1.1 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our valuation allowances and our operating results could be substantially adversely affected.

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

We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, choose not to exercise options for further product purchases, reduce production quantities or delay production for a number of reasons. In the event our customers experience significant decreases in demand for their products and services, our customers may cancel orders, delay the delivery of some of the products that we manufactured or place purchase orders for fewer products than we previously anticipated. Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers would:

•	adversely affect our operating results by reducing the volumes of products that we manufacture for our customers;

•	delay or eliminate recoupment of our expenditures for inventory purchased in preparation for customer orders; and

•	lower our asset utilization, which would result in lower gross margins.

Products we manufacture may contain design or manufacturing defects that could result in reduced demand for our services and liability claims against us.

We manufacture products to our customers’ specifications that are highly complex and may at times contain design or manufacturing defects. Defects have been discovered in products we manufactured in the past and despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by design, manufacturing or component defects, may result in delayed shipments to customers or reduced or cancelled customer orders. Should these defects occur in large quantities or frequently, our business reputation may also be tarnished. In addition, these defects may result in liability claims against us. Even if customers are responsible for the defects, we may assume responsibility for any costs or payments.

We are subject to risks of currency fluctuations.

A portion of our business is conducted in currencies other than the U.S. dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and revenues. Our Canadian operations were adversely impacted in fiscal 2005 and 2004 as a result of changes in the Canadian and U.S. Dollar exchange rates. We cannot predict the impact of future exchange rate fluctuations. In addition, certain of our subsidiaries that have non-U.S. dollar functional currencies transact business in U.S. dollars.

We rely on a small number of customers for a substantial portion of our net sales, and declines in sales to these customers could adversely affect our operating results.

Sales to our five largest customers accounted for 47.3% of our net sales in the fiscal year ended December 31, 2005 and our three largest customers, Israel Aircraft Industries Ltd., Lockheed Martin Corporation and Raytheon Company, accounted for 11.2%, 10.9% and 10.5%, respectively, of our 2005 sales. For 2004, Raytheon Company and Northrop Grumman Corporation, accounted for 13.9%, and 11.9%, respectively, of our net sales for that period. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycle, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of products ordered from us as a result of changes in their business, consolidation or divestitures or for other reasons. We cannot be certain that present or future large customers will not terminate their arrangements with us or significantly change, reduce or delay the amount of products ordered from us, any of which would adversely affect our operating results.

A substantial portion of our revenues are related to the defense and military communications sectors. However, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company’s core strengths and revenue generators. Accordingly, our defense and military product revenues may decrease, and should not be expected to increase, at times of armed conflicts or war.

Variations in our quarterly operating results could occur due to factors including changes in demand for our products, the timing of shipments and changes in our mix of net revenues.

Our quarterly net revenues, expenses and operating results have varied in the past and might vary significantly from quarter to quarter in the future. Quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and should not be relied on to predict our future performance. Our short-term expense levels and manufacturing and production facilities infrastructure overhead are relatively fixed and are based on our expectations of future net revenues. If we were to experience a reduction in net revenues in a quarter, we could have difficulty adjusting our short-term expenditures and absorbing our excess capacity expenses. If this were to occur, our operating results for that quarter would be negatively impacted. Other factors that might cause our operating results to fluctuate on a quarterly basis include.

•	customer decisions to defer, accelerate or cancel orders;

•	timing of shipments of orders for our products;

•	changes in the mix of net revenues attributable to higher-margin and lower-margin products;

•	changes in product mix which could cause unexpected engineering or research and development costs;

•	announcements or introductions of new products by our competitors;

•	engineering or production delays due to product defects or quality problems and production yield issues; and

•	dynamic defense budgets which could cause military program delays or cancellations.

Recent changes in accounting for equity-related compensation could impact our financial statements.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’). SFAS 123R is a revision of Financial Accounting Standards No. 123, as amended, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and supercedes Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees’’. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and to record such expense in the consolidated financial statements, as opposed to the pro forma note presentation previously used. The Company adopted SFAS 123R at the beginning of its first quarter in fiscal 2006, and will apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been provided as of the adoption date. We intend to continue to use the Black-Scholes option pricing model to calculate total stock compensation expense. The Company expects the adoption of this statement will have a non-cash material effect on its financial statements, but the Company cannot reasonably estimate the impact of the adoption with respect to future grants because certain assumptions used in the calculation of the value of share-based payments may change. As of December 31, 2005 the total future compensation cost related to vested and non-vested stock options and the employee stock purchase plan not yet recognized in the statement of operations was $185,000. Of that total, $119,000, $57,000 and $9,000 are expected to be recognized in 2006, 2007 and 2008, respectively.

Competition.

The microwave component and subsystems industry continues to be highly competitive. The Company competes against many companies, both foreign and domestic, many of which are larger and have greater financial and other resources. Direct competitors for Merrimac in the commercial market are Anaren, Sirenza, Vari-L, Radiall and Sochen. Major competitors for Merrimac in the military market are Anaren, M/A Com, L-3 Communications (Narda), Sage, TRM and KW Microwave. Major competitors for Filtran in the microwave micro-circuitry market are Labtech, MPC and Precision Instruments. As a direct supplier to OEMs, the Company also faces significant competition from the in-house capabilities of its customers. However, the current trend in the wireless marketplace has been for the OEMs to outsource more design and production work, thereby freeing up their internal resources for other use. Thus, the Company believes that internal customer competition exists predominantly in its defense and satellite businesses.

In the wireless market, increased price pressure from the Company’s customers is a continuing challenge. It is anticipated that this pricing pressure will continue indefinitely.

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

The RF Microwave components industry is highly competitive and has become more so as defense spending has changed program spending profiles. Furthermore, current Department of Defense efforts are shifting funds to support troops engaged in existing hostilities around the world. We compete against numerous U.S. and foreign providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Changes in the industries and sectors we service could significantly harm our ability to compete, and consolidation trends could result in larger competitors that may have significantly greater resources with which to compete against us.

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

Intellectual property.

Substantial litigation regarding intellectual property rights exists in our industry. We do not believe our intellectual properties infringe those of others, and are not aware that any third party is infringing our intellectual property rights. A risk always exists that third parties, including current and potential competitors, could claim that our products, or our customers’ products, infringe on their intellectual property rights or that we have misappropriated their intellectual property. We may discover that a third party is infringing upon our intellectual property rights, or has been issued an infringing patent.

Infringement suits are time consuming, complex, and expensive to litigate. Such litigation could cause a delay in the introduction of new products, require us to develop non-infringing technology, require us to enter into royalty or license agreements, if available, or require us to pay substantial damages. We have agreed to indemnify certain customers for infringement of third-party intellectual property rights. We could incur substantial expenses and costs in case of a successful indemnification claim. A significant negative impact would result if a successful claim of infringement were made against us and we could not develop non-infringing technology or license the infringed or similar technology on a timely and cost-effective basis.

The Company’s success depends to a significant degree upon the preservation and protection of its product and manufacturing process designs and other proprietary technology. To protect its proprietary technology, the Company generally limits access to its technology, treats portions of such technology as trade secrets, and obtains confidentiality or non-disclosure agreements from persons with access to the technology. The Company’s agreements with its employees prohibits employees from disclosing any confidential information, technology developments and business practices, and from disclosing any confidential information entrusted to the Company by other parties. Consultants engaged by the Company who have access to confidential information generally sign an agreement requiring them to keep confidential and not disclose any non-public confidential information.

The Company currently has 16 active patents and has received a Notice of Allowance from the U.S. Patent and Trademark Office for a new patent that is expected to be issued shortly. The Company plans to pursue intellectual property protection in foreign countries, primarily in the form of international patents, in instances where the technology covered is considered important enough to justify the added expense. By agreement, Company employees who initiate or contribute to a patentable design or process are obligated to assign their interest in any potential patent to the Company.

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

Government regulation.

The Company’s products are incorporated into telecom and wireless communications systems that are subject to regulation domestically by various government agencies, including the Federal Communications Commission and internationally by other government agencies. In addition, because of its participation in the satellite and defense industry, the Company is subject to audit from time to time for compliance with government regulations by various governmental agencies. The Company is also subject to a variety of local, state and federal government regulations relating to environmental laws, as they relate to toxic or other hazardous substances used to manufacture the Company’s products. The Company believes that it operates its business in material compliance with applicable laws and regulations. However, any failure to comply with existing or future laws or regulations could have a material adverse affect on the Company’s business, financial condition and results of operations.

Export controls.

The Company's products are subject to the Export Administration Regulations (‘‘EAR’’) administered by the U.S. Department of Commerce and may, in certain instances, be subject to the International Traffic in Arms Regulations (‘‘ITAR’’) administered by the U.S. Department of State. EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. The Company believes that it has implemented internal export procedures and controls in order to achieve compliance with the applicable U.S. export control regulations. However, the U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations, and it is possible that these regulations could adversely affect the Company's ability to sell its products to non-U.S. customers.

Risks of international operations.

A significant percentage of the Company’s revenues is derived from the operations of its wholly-owned subsidiaries in Costa Rica and Canada. These revenues are subject to the risks normally associated with international operations which include, without limitation, fluctuating currency exchange rates, changing political and economic conditions, difficulties in staffing and managing foreign operations, greater difficulty and expense in administering business abroad, complications in complying with foreign laws and changes in regulatory requirements, and cultural differences in the conduct of business.

While the Company believes that current political and economic conditions in Canada and Costa Rica are relatively stable, such conditions may adversely change so as to effect underlying business assumptions about the current opportunities which exist for doing business in those countries. In particular, the government in Costa Rica could change, the currency exchange rate between the U.S. and Canadian dollars may change adversely (as occurred in 2005 and 2004), or the cost of labor and/or goods and services necessary to the operations of the Company may increase.

Recently enacted changes in the Securities Laws and Regulations are likely to increase costs.

The Sarbanes-Oxley Act of 2002 (the ‘‘Sarbanes-Oxley Act’’) has required changes in some of our corporate governance, securities disclosure and compliance practice. In response to the requirements of the Sarbanes-Oxley Act, the SEC and the American Stock Exchange have promulgated new rules in a variety of subjects. Compliance with these new rules has increased our legal and accounting costs, and we expect these increased costs to continue indefinitely. These developments may also make it more difficult for us to attract and retain qualified members of our board of directors or qualified executive officers.

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

We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act. If we are unable to complete our assessment in a timely manner or if our independent auditors issue other than an unqualified opinion on the design, operating effectiveness or management’s assessment of internal control over financial reporting, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

ITEM 2.	PROPERTIES.

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

Canada

In February 1999, Merrimac entered into a seven-year lease for a 20,000 square-foot manufacturing facility in Ottawa, Ontario, Canada in connection with Merrimac's acquisition of FMI. Merrimac has the option to extend the lease for an additional three-year term, and exercised such option in February 2006.

Costa Rica

The Company currently leases a 36,200 square-foot facility in San Jose, Costa Rica under a five-year lease which expires February 2006 (with a five-year renewal option). The renewal option was exercised in February 2006. This facility, which opened for production in August 2002, is used for manufacturing the Company's products.

ITEM 3.	LEGAL PROCEEDINGS.

Merrimac is a party to lawsuits, arising in the normal course of business. It is the opinion of Merrimac's management that the disposition of these various lawsuits will not individually or in the aggregate have a material adverse effect on the consolidated financial position or the results of operations of Merrimac.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of Merrimac's stockholders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Merrimac's Common Stock has been listed and traded on The American Stock Exchange since July 11, 1988, under the symbol MRM. As of March 24, 2006, Merrimac had approximately 200 holders of record. Merrimac believes there are approximately 1,200 additional holders in ‘‘street name’’ through broker nominees.

The following table sets forth the range of the high and low trading prices as reported by the AMEX for the period from January 4, 2004 to December 31, 2005.

Fiscal Year Ended December 31, 2005	High	Low
First Quarter	$10.25	$8.70
Second Quarter	$9.40	$8.44
Third Quarter	$9.32	$8.55
Fourth Quarter	$9.25	$8.80

Fiscal Year Ended January 1, 2005	High	Low
First Quarter	$10.59	$5.75
Second Quarter	$10.69	$6.91
Third Quarter	$9.35	$6.35
Fourth Quarter	$9.50	$8.50

Merrimac has not paid any cash dividends to its stockholders since the third quarter of 1997.

Equity Compensation Plan Information

The following table gives information as of December 31, 2005, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s existing equity compensation plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	397,869	$9.81	19,300
Equity compensation plans not approved by security holders	33,000 (1)	$10.00	0
Total	430,869	$9.83	19,300

(1) Pursuant to the Company’s 1996 Stock Option Plan for Non-Employee Directors, the Chairman of the board of directors was granted 20,000 options and each of the two then non-employee directors was granted 15,000 options. Each option had an exercise price of $11.00 and was exercisable for ten years from the date of grant. 33,000 of such options remain outstanding. All of the outstanding options under such plan expire September 1, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial information is qualified by reference to, and should be read in conjunction with, the Company’s consolidated financial statements and the notes thereto, and ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ contained elsewhere herein. The selected consolidated statement of operations data for the fiscal years ended December 31, 2005 and January 1, 2005 (both audited by Grant Thornton LLP) and January 3, 2004

(audited by Ernst & Young LLP) and the selected consolidated balance sheet data as of December 31, 2005 and January 1, 2005 are derived from the Company’s audited consolidated financial statements which are included elsewhere herein. The selected consolidated statement of operations data for the fiscal year ended December 28, 2002 and the selected consolidated balance sheet data as of January 3, 2004 and December 28, 2002 (audited by Ernst & Young LLP) and the consolidated statement of operations data for the fiscal year ended December 29, 2001 and the selected consolidated balance sheet data as of December 29, 2001 (audited by Arthur Andersen LLP) are derived from the Company’s audited consolidated financial statements not included herein.

	Fiscal Years Ended
	December 31, 2005 (52 weeks)	January 1, 2005 (52 weeks)	January 3, 2004 (53 weeks)	December 28, 2002 (52 weeks)	December 29, 2001 (52 weeks)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Net sales	$29,719	$30,949	$27,322	$24,570	$25,793
Gross profit	12,214	12,909	10,577	10,466	13,279
Selling, general and administrative	9,540	9,820	9,536	8,950	9,531
Research and development	1,932	1,723	1,737	2,729	3,382
Restructuring charges	—	—	160	510	—
Amortization of goodwill	—	—	—	—	148
Reincorporation charges	—	—	—	—	330
Operating income (loss)	742	1,367	(856)	(1,722)	(113)
Interest and other (expense) income, net	(218)	(265)	(271)	(176)	17
(Loss) gain on disposition of assets	(43)	—	104	—	—
Income taxes (benefit)	(280)	(96)	(109)	237	(120)
Net income (loss)	761	1,198	(914)	(2,135)	24
Net income (loss) per common share:
Basic	.24	.38	(.29)	(.69)	.01
Diluted	.24	.38	(.29)	(.69)	.01
Weighted average number of common shares outstanding:
Basic	3,142	3,127	3,121	3,074	2,624
Diluted	3,177	3,154	3,121	3,074	2,735
Cash dividends declared per common share	—	—	—	—	—
Consolidated Balance Sheet Data (at year end):
Working capital	$9,854	$8,464	$6,805	$3,615	$3,874
Property, plant and equipment, net	13,973	15,584	17,222	19,282	18,963
Total assets	34,422	34,575	34,020	36,487	36,993
Current portion of long-term debt	908	905	954	6,240	4,369
Long-term debt, net of current portion	2,071	2,778	4,208	429	3,872
Stockholders’ equity	27,690	26,598	24,838	24,702	22,053

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Merrimac Industries, Inc. is involved in the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics, and microstrip, bonded stripline and thick metal-backed Teflon® (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. The Company's operations are conducted primarily through two business segments: (1) electronic components and subsystems and (2) microwave micro-circuitry (through its subsidiary, Filtran Microcircuits Inc.).

The following table provides a breakdown of our sales between these segments:

	2005		2004
	$	% of sales	$	% of sales
Electronic components and
Subsystems	$22,483,000	75.7%	$25,141,000	81.2%
Microwave micro-circuitry(1)	$7,372,000	24.8%	$5,956,000	19.2%
Less intersegment sales	$(136,000)	(0.5)%	$(148,000)	(0.4)%
Consolidated	$29,719,000	100.0%	$30,949,000	100.0%

(1) Substantially all conducted by our Canadian subsidiary, Filtran Microcircuits Inc.

Merrimac is a versatile technologically oriented company specializing in miniature radio frequency lumped-element components, integrated networks, microstrip and stripline microwave components, subsystems and ferrite attenuators. Of special significance has been the combination of two or more of these technologies into single components to achieve superior performance and reliability while minimizing package size and weight. Merrimac components are today found in applications as diverse as satellites, military and commercial aircraft, radar, cellular radio systems, medical and dental diagnostic instruments, personal communications systems (‘‘PCS’’) and wireless internet connectivity. Merrimac's components range in price from $0.50 to more than $10,000 and its subsystems range from $500 to more than $1,000,000.

Multi-Mix®

In 1998, Merrimac introduced Multi-Mix® Microtechnology capabilities, an innovative process for microwave, multilayer integrated circuits and micro-multifunction module (MMFM)® technology and subsystems. This process is based on fluoropolymer composite substrates, which are bonded together into a multilayer structure using a fusion bonding process. The fusion process provides a homogeneous dielectric medium for superior electrical performance at microwave frequencies. This 3-dimensional Multi-Mix® design consisting of stacked circuit layers permits the manufacture of components and subsystems that are a fraction of the size and weight of conventional microstrip and stripline products.

Multi-Mix PICO®

In July 2001, Merrimac introduced its Multi-Mix PICO® Microtechnology. Through Multi-Mix PICO® technology, Merrimac offers a group of products at a greatly reduced size, weight and cost that includes hybrid junctions, directional couplers, quadrature hybrids, power dividers and inline couplers, filters and vector modulators along with 802.11a, 802.11b, and 802.11g Wireless Local Area Network modules. When compared to conventional multilayer quadrature hybrids and directional coupler products, Multi-Mix PICO® is more than 84% smaller in size, without the loss of power or performance. Merrimac has completed the development of integrated inline multi-couplers and is supplying these Multi-Mix PICO® products to major basestation customers.

In 2005, Merrimac focused its design and manufacturing efforts on Multi-Mix® multilayer subsystem products for several satcom and military customers.

In addition, Merrimac started the design of a high power amplifier for use in basestation infrastructure, military and satcom applications based upon a U.S. Notice of Allowance for a Patent that is expected to be issued shortly. An important part of basestation infrastructure equipment is the high power transmit amplifier, which must provide extremely linear performance in order to boost signals carrying voice, data and video services without distortion.

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

Merrimac's customers are primarily major industrial corporations that integrate Merrimac's products into a wide variety of defense and commercial systems. Merrimac's customers include:

BAE Systems
The Boeing Company
Celestica, Inc.
EADS Astrium
ITT
Lockheed Martin Corporation
Loral Space & Communications Ltd.
Northrop Grumman Corporation
Raytheon Company
General Dynamics Corporation

The following table presents our key customers and the percentage of net sales made to such customers:

	2005	2004	2003
Israel Aircraft Industries Ltd.	11.2%	6.2%	1.1%
Lockheed Martin Corporation	10.9%	6.6%	7.8%
Raytheon Company	10.5%	13.9%	12.3%
Northrop Grumman Corporation	8.8%	11.9%	12.4%
The Boeing Company	5.9%	7.8%	16.1%

Sales to the foreign geographic area of Europe were 14.8%, 8.9% and 10.3% of net sales in fiscal years 2005, 2004 and 2003, respectively.

The following table provides a breakdown of the net sales by customer industry segment and geographic area:

	2005				2004
	North America		Rest of World		North America		Rest of World
	$	%	$	%	$	%	$	%
Military and commercial satellites	$6,960,000	23.4%	$933,000	3.1%	$6,947,000	22.4%	$459,000	1.5%
Defense	$7,246,000	24.4%	$3,899,000	13.1%	$9,993,000	32.3%	$2,134,000	6.9%
Commercial	$9,746,000	32.8%	$935,000	3.2%	$9,818,000	31.7%	$1,598,000	5.2%

Acquired by Merrimac in February 1999, Filtran Microcircuits Inc. (‘‘FMI’’) is a leading manufacturer of microwave micro-circuitry for the high frequency communications industry. FMI produces microstrip, bonded stripline, and thick metal-backed Teflon® (PTFE) microcircuits for RF applications including satellite, aerospace, PCS, fiber optic telecommunications, automotive, navigational and defense applications worldwide. FMI participates in the market for millimeter-wave applications. FMI also supplies mixed dielectric multilayer and high speed interconnect circuitry to meet customer demand for high performance and cost-effective packaging. FMI's key customers include:

•	Endwave Corporation

•	Herley Industries

•	Israel Aircraft Industries Ltd.

•	L3 Communications Narda Microwave East

•	M/A-Com, Inc.

•	Raytheon Canada Ltd.

•	Trak Microwave Corporation

For more information regarding our electronics components and subsystems business and the microwave micro-circuitry business done by FMI, please see Note 8 of the Notes to Consolidated Financial Statements.

The Company markets and sells its products domestically and internationally through a direct sales force and manufacturers’ representatives. Merrimac has traditionally developed and offered for sale products built to specific customer needs, as well as standard catalog items. The following table provides a breakdown of electronic components sales as derived from initial orders for products custom designed for specific customer applications, repeat orders for such products and from catalog sales:

	2005	2004	2003
Initial designs	27%	27%	35%
Repeat designs	57%	58%	48%
Catalog sales	16%	15%	17%

The Company believes that while its wireless subscriber base continues to grow, the recent economic downturn, resulting in reduced spending by wireless telecommunications service providers, has caused many wireless telecommunications equipment manufacturers to delay or forego purchases of the Company's products. The Company expects that its defense and satellite customers should continue to maintain their approximate current levels of orders during fiscal year 2006, though there are no assurances they will do so. Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company’s core strengths and revenue generators. Accordingly, our defense and military product revenues may decrease and should not be expected to increase, at times of armed conflicts or war. The Company also anticipates increased levels of orders during fiscal year 2006 for its Multi-Mix® Microtechnology products, based on inquiries from existing customers, requests to quote from new and existing customers and market research. The improved telecommunications sector and the continued efforts to diversify FMI into wireless basestations, automotive and defense applications has resulted in additional orders for FMI, which the Company anticipates will continue.

Cost of sales for the Company consists of materials, salaries and related expenses, and outside services for manufacturing and certain engineering personnel and manufacturing overhead. Our products are designed and manufactured in the Company’s facilities. The Company’s manufacturing and production facilities infrastructure overhead are relatively fixed and are based on its expectations of future net revenues. Should the Company experience a reduction in net revenues in a quarter, it could have difficulty adjusting short-term expenditures and absorbing any excess capacity expenses. If this were to occur, the Company’s operating results for that quarter would be negatively impacted. In order to remain competitive, the Company must continually reduce its manufacturing costs through design and engineering innovations and increases in manufacturing efficiencies. There can be no assurance that the Company will be able to reduce its manufacturing costs.

Depreciation and amortization expenses exceeded capital expenditures for new projects and production equipment during 2005 by approximately $1,400,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2006 by approximately $800,000. The Company intends to issue up to $2,000,000 of purchase order commitments for capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during fiscal year 2006. The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 8, 2006. The Company anticipates the revolving credit facility will be renewed.

Selling, general and administrative expenses consist of personnel costs for administrative, selling and marketing groups, sales commissions to employees and manufacturing representatives, travel, product marketing and promotion costs, as well as legal, accounting, information technology and other administrative costs. The Company expects to continue to make significant and increasing expenditures for selling, general and administrative expenses, especially in connection with implementation of its strategic plan for generating and expanding sales of Multi-Mix® products.

Research and development expenses consist of materials, salaries and related expenses of certain engineering personnel, and outside services related to product development projects. The Company charges all research and development expenses to operations as incurred. The Company believes that continued investment in research and development is critical to the Company’s long-term business success. We intend to continue to invest in research and development programs in future periods, and expect that these costs will increase over time, in order to develop new products, enhance performance of existing products and reduce the cost of current or new products.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company's management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders' equity, and revenues and expenses. These assumptions and estimates are inherently uncertain. The management judgments that are currently the most critical are related to the accounting for the Company's investments in Multi-Mix® Microtechnology, contract revenue recognition, inventory valuation, valuation of goodwill and valuation of deferred tax assets. Below is a further description of these policies as well as the estimates involved.

Impairment of long-lived assets

The following is a summary of the carrying amounts of the Multi-Mix® Microtechnology net assets included in the Company's consolidated financial statements at December 31, 2005 and the related future planned purchases and lease obligation commitments through January 2011.

Net assets:

Property, plant and equipment, at cost	$14,153,000
Less accumulated depreciation and amortization	6,707,000
Property, plant and equipment, net	7,446,000
Inventories	583,000
Other assets, net	170,000
Total net assets at December 31, 2005	$8,199,000
Commitments:
Planned equipment purchases for 2006	$1,200,000
Lease obligations through January 2011	925,000
Total commitments	$2,125,000
Total net assets and commitments	$10,324,000

Approximately 32% of the property, plant and equipment may be utilized in other areas of our electronic components and subsystems operations.

The Company anticipates receiving additional orders during 2006 for its Multi-Mix® Microtechnology products, based on inquiries from existing customers, requests to quote from new and existing customers and market research, for which substantial research and development costs have also been incurred. Due to economic and market conditions in the wireless industry since 2000, wireless telecommunications system service providers substantially reduced their capital equipment purchases from our customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix® Microtechnology product purchases that had been anticipated from certain specific customers or programs, in connection with the improved conditions in the industry, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments. Should these alternatives not be realized, the Company would have to write down the value of these assets, thereby incurring an impairment charge to earnings, the net result of which would be materially adverse to the financial results and condition of the Company. In accordance with the Company’s evaluation of Multi-Mix® under SFAS No. 144, the Company has determined no provision for impairment is required at this time. Management will continue to monitor the recoverability of the Multi-Mix® assets.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company’s very limited experience with these contracts. During 2003, the Company recognized revenue of $269,000 related to a cost-reimbursement contract. During 2004, the Company recognized a revenue reduction of $12,000 related to a cost-reimbursement contract. The Company recognized revenue of $106,000 related to cost-reimbursement contracts in 2005.

Inventory Valuation

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,084,000 at December 31, 2005 and $1,942,000 at January 1, 2005, of which $50,000 and $901,000, respectively, represented cost overruns.

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

Write offs or write downs of inventory generally arise from:

•	declines in the market value of inventory; and

•	changes in customer demand for inventory, such as cancellation of orders; and

•	our purchases of inventory beyond customer needs that result in excess quantities on hand and that we are not able to return to the vendor or charge back to the customer

Valuation of Goodwill

With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company performed the annual assessment during the fourth quarter of 2005 and determined there was no impairment.

Valuation of Deferred Tax Assets

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued unchanged in 2003, 2004 and 2005. In 2005 the Company added a valuation allowance for certain Canadian deferred tax assets of $270,000, because it believed that the probability of realization of such assets was uncertain. Management believes that a valuation allowance is not required for the remainder of FMI’s recorded deferred tax assets as they are more likely than not to be realized.

CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY

The following table displays line items in the Consolidated Statements of Operations as a percentage of net sales

	Percentage of Net Sales
	Years Ended
	(Unaudited)
	December 31, 2005	January 1, 2005	January 3, 2004
Net sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	58.9	58.3	61.3
Selling, general and administrative	32.1	31.7	34.9
Research and development	6.5	5.6	6.4
Restructuring charges	—	—	.6
	97.5	95.6	103.2
Operating income (loss)	2.5	4.4	(3.2)
Interest and other expense, net	(.7)	(.8)	(1.0)
(Loss) gain on disposition of assets	(.1)	—	.4
Income (loss) before income taxes	1.7	3.6	(3.8)
Benefit for income taxes	(.9)	(.3)	(.4)
Net income (loss)	2.6%	3.9%	(3.4)%

2005 COMPARED TO 2004

Net sales.

Consolidated results of operations for 2005 reflect a decrease in net sales from 2004 of $1,230,000 or 4.0% to $29,719,000. This decrease was attributable to a $2,657,000 decrease in net sales of electronic components and subsystems offset in part by a $1,416,000 increase in sales of microwave micro-circuitry products from the Company's wholly-owned subsidiary FMI. The decrease in net sales for the electronic components and subsystems segment for 2005 is due to reduced orders from delays in space and defense programs. The Company expects that its orders from its defense and satellite customers to improve during fiscal year 2006, though there are no assurances they will do so. In times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company’s core strengths and revenue generators. The Company also anticipates increased levels of orders during fiscal year 2006 for its Multi-Mix® Microtechnology products, based on inquiries from existing customers, requests to quote from new and existing customers and market research. The increase in sales of the microwave micro-circuitry segment for 2005 was due to new orders from both existing and new customers due to the continued efforts to diversify FMI into wireless basestations, automotive and defense applications. FMI anticipates much of this new order volume to renew in future periods.

Backlog represents the amount of orders the Company has received that have not been shipped as of the end of a particular fiscal period. The orders in backlog are a measure of future sales and determine the Company’s upcoming material, labor and service requirements. The book-to-bill ratio for a particular period represents orders received for that period divided by net sales for the same period. The Company looks for this ratio to exceed 1.0, indicating the backlog is being replenished at a higher rate than the sales being removed from the backlog.

The following table presents key performance measures that we use to monitor our operating results:

	2005	2004
Beginning Backlog	$12,945,000	$12,395,000
Plus Bookings	$29,913,000	$31,499,000
Less Net Sales	$29,719,000	$30,949,000
Ending Backlog	$13,139,000	$12,945,000
Book-to-Bill Ratio	1.01	1.02

Orders of $29,913,000 were received for 2005, a decrease of $1,586,000 or 5.0% compared to $31,499,000 in orders received for 2004. Backlog increased by $194,000 to $13,139,000 at the end of 2005 compared to $12,945,000 at year-end 2004.

Cost of sales and gross profit.

The following table provides comparative gross profit information, by product segment, for the past two years.

	$—	Increase/ (Decrease) from Prior Year	% of Segment Net Sales	$—	Increase/ (Decrease) from Prior Year	% of Segment Net Sales
Electronic Components and Subsystems gross profit	$10,281,000	$(1,060,000)	45.7%	$11,341,000	$1,841,000	45.1%
Microwave Micro-Circuitry gross profit	$1,933,000	$364,000	26.2%	$1,569,000	$492,000	26.3%
Consolidated gross profit	$12,214,000	$(696,000)	41.1%	$12,910,000	$2,333,000	41.7%

The decrease in gross profit for 2005 for the electronic components and subsystems segment was due to the overall decrease in segment sales. Cost of sales for the electronic components and subsystems segment also reflects a reduction of intersegment purchases from FMI of $12,000 for 2005.

Depreciation expense included in 2005 consolidated cost of sales was $2,862,000, a decrease of $8,000 compared to 2004. For 2005, approximately $1,641,000 of depreciation expense was associated with Multi-Mix® Microtechnology capital assets.

FMI sales include intersegment sales of $136,000 and $148,000 in 2005 and 2004, respectively. The decrease in gross margin percent for 2005 is due to higher material and overhead costs, including additional overtime, related to the new defense orders booked in 2004. During the second half of 2004, gross profit margin at FMI was negatively impacted by the weakness of the U.S. dollar against the Canadian dollar. The higher material and overtime costs for such defense orders are not expected to continue into future periods, but certain additional overhead costs may affect future results.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $9,540,000 for 2005 decreased by $280,000 or 2.8%, and when expressed as a percentage of net sales, increased by 0.4 percentage points to 32.1% compared to 2004. The 2005 selling, general and administrative expenses decreased due to lower commissions related to the lower sales level in 2005.

Research and development expenses.

Research and development expenses for new products were $1,932,000 for 2005, an increase of $209,000 or 12.1% and when expressed as a percentage of net sales, an increase of 0.9 percentage points to 6.5% compared to 2004. Except for $154,000 of expenses at FMI (a decrease of $44,000 from such FMI expenses in 2004) substantially all of the research and development expenses were related to Multi-Mix® Microtechnology, Multi-Mix PICO® and power amplifier products. The Company anticipates that these expenses will increase in future periods in connection with further implementation of our strategic plan for Multi-Mix®.

Operating income.

Consolidated operating income for 2005 was $742,000 compared to consolidated operating income of $1,367,000 for 2004. Two expenses which reduced operating income for 2004 were $150,000 for employee incentive compensation payments and $75,000 for a profit-sharing contribution to the Company’s 401(k) Plan, did not recur in 2005.

For 2005, the Company's operating income for its electronic components and subsystems segment was $280,000 compared to operating income of $1,178,000 for 2004. The lower operating income for the electronic components and subsystems segment was due to the segment’s lower gross profit from lower sales, partially offset by lower operating expenses compared to 2004. For 2005, operating income for the microwave micro-circuitry segment was $462,000 compared to operating income of $189,000 for 2004.

Interest and other expense, net.

Interest and other expense, net was $218,000 for 2005 compared to interest and other expense, net of $265,000 for 2004. Interest expense for 2005 and 2004 was principally incurred on borrowings under the revolving line of credit and term loans which the Company consummated during the fourth quarter of 2003. The reduction of interest and other expense was due to lower outstanding debt balances during 2005 as the Company repaid $1,502,000 throughout 2004.

Income taxes.

The Company’s effective tax rate for the years ended December 31, 2005 and January 1, 2005 reflects U.S. Federal Alternative Minimum Tax and State income taxes for the respective years. The 2005 current benefit reflects a $30,000 domestic tax benefit related to tax planning on the 2004 returns. The current foreign tax benefit for the year ended December 31, 2005 represents refundable Canadian provincial tax credits for which FMI, as a technology company, has qualified. The 2004 current tax provision in the amount of $122,000 was based on certain statutory limitations on the use of the Company’s net operating loss carryforwards. Tax benefits were recorded in the amount of $218,000 in 2004 primarily associated with FMI's research and development expenses incurred in Canada.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company may become subject to these limitations in 2006 depending on change in ownership.

Net income.

Net income for 2005 was $761,000 compared to net income of $1,198,000 for 2004. Net income per diluted share for 2005 was $.24 compared to net income per diluted share of $.38 per share for 2004.

2004 COMPARED TO 2003

Net sales.

Consolidated results of operations for 2004 reflect an increase in net sales from 2003 of $3,627,000 or 13.3% to $30,949,000. This increase was attributable to a $1,179,000 increase in net sales of electronic components and subsystems and a $2,247,000 increase in sales of microwave micro-circuitry products from the Company's wholly-owned subsidiary FMI. The increase in net sales for the electronic components and subsystems segment for 2004 is attributable to improved orders in 2004 from existing satellite and defense customers and a higher backlog at the beginning of 2004 as compared to the beginning of 2003; the higher backlog reflected new orders from existing customers in the Company's defense business. The increase in sales of the microwave micro-circuitry segment for 2004 was due to new orders from both existing and new customers due to the continued efforts to diversify FMI into wireless basestations, automotive and defense applications.

Backlog represents the amount of orders the Company has received that have not been shipped as of the end of a particular fiscal period. The orders in backlog are a measure of future sales and determine the Company’s upcoming material, labor and service requirements. The book-to-bill ratio for a particular period represents orders received for that period divided by net sales for the same period. The Company looks for this ratio to exceed 1.0, indicating the backlog is being replenished at a higher rate than the sales being removed from the backlog.

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

Cost of sales and Gross profit.

The following table provides comparative gross profit information, by product segment, for the past two years.

	2004			2003
	$	Increase/ (Decrease) from Prior Year	% of Segment Net Sales	$	Increase/ (Decrease) from Prior Year	% of Segment Net Sales
Electronic Components and Subsystems gross profit	$11,341,000	$1,841,000	45.1%	$9,500,000	$604,000	39.6%
Microwave Micro-Circuitry gross profit	$1,569,000	$492,000	26.3%	$1,077,000	$(493,000)	29.0%
Consolidated gross profit	$12,910,000	$2,333,000	41.7%	$10,577,000	$111,000	38.7%

The increases in gross profit for 2004 for the electronic components and subsystems segment were due to the overall increase in segment sales along with savings resulting from the increased utilization of the Company's West Caldwell, New Jersey and Costa Rica manufacturing production facilities, better product mix and the benefits of the cost containment and restructuring programs instituted during 2003. Cost of sales for the electronic components and subsystems segment also reflects increased staffing to meet production requirements and a reduction of intersegment purchases from FMI of $201,000 for 2004.

Depreciation expense included in 2004 consolidated cost of sales was $2,965,000, an increase of $187,000 compared to 2003. For 2004, approximately $1,593,000 of depreciation expense was associated with Multi-Mix® Microtechnology capital assets. Increases in depreciation expense were a result of capital equipment purchases in the current and prior years.

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

Research and development expenses.

Research and development expenses for new products were $1,723,000 for 2004, a decrease of $14,000 or 0.9% and when expressed as a percentage of net sales, a decrease of 0.8 percentage points to 5.6% compared to 2003. Except for $198,000 of expenses at FMI (an increase of $36,000 from such FMI expenses in 2003) substantially all of the research and development expenses were related to Multi-Mix® Microtechnology and Multi-Mix PICO® products.

Operating income.

Consolidated operating income for 2004 was $1,367,000 compared to a consolidated operating loss of $856,000 for 2003. Operating income for 2004 was reduced by $150,000 for employee incentive compensation payments and by $75,000 for a profit-sharing contribution to the Company’s 401(k) Plan. During 2003 the Company reduced its head count by 14 persons, principally involved in production, manufacturing support, sales and administration. The Company recorded personnel restructuring charges of $160,000, consisting of severance and certain other personnel costs during 2003.

For 2004, the Company's operating income for its electronic components and subsystems segment was $1,178,000 compared to an operating loss of $860,000 for 2003. For 2004, operating income for the microwave micro-circuitry segment was $189,000 compared to operating income of $4,000 for 2003.

Interest and other expense, net.

Interest and other expense, net was $265,000 for 2004 compared to interest and other expense, net of $271,000 for 2003. Interest expense for 2004 was principally incurred on borrowings under the revolving line of credit and term loans which the Company consummated during the fourth quarter of 2003 at higher interest rates than the previous facility. Interest expense for 2003 was principally incurred on borrowings under the mortgage loan and the term loan facility with its prior bank that was entered into during fiscal year 2002. The reduction of interest and other expense was due to lower outstanding debt balances during 2004 as the Company repaid $1,502,000 throughout 2004.

Income taxes.

The Company’s effective tax rate for the year ended January 1, 2005 reflects U.S. Federal Alternative Minimum Tax and State income taxes for the current year in the amount of $122,000 that are due based on certain statutory limitations on the use of the Company’s net operating loss carryforwards. Tax benefits were recorded in the amount of $218,000 and $109,000 in 2004 and 2003, respectively, primarily associated with FMI's research and development expenses incurred in Canada.

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

Quarterly Results

The following table sets forth unaudited financial data for each of the Company’s last eight fiscal quarters.

	Fiscal Year Ended December 31, 2005				Fiscal Year Ended January 1, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands) (Unaudited)
Consolidated Statement of Operations Data:
Net sales	$7,258	$7,568	$7,890	$7,002	$7,647	$7,896	$7,619	$7,785
Gross profit	3,034	3,268	3,250	2,662	3,348	3,308	3,162	3,091
Operating income (loss)	182	416	291	(147)	322	459	383	202
Net income	84	332	228	117	230	443	315	209
Net income per share:
Basic	.03	.10	.07	.04	.07	.14	.10	.07
Diluted	.03	.10	.07	.04	.07	.14	.10	.07

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $4,100,000 at the end of 2005 compared to approximately $2,100,000 at the end of 2004. The Company's working capital was approximately $9,800,000 and its current ratio was 3.2 to 1 at the end of 2005 compared to $8,500,000 and 2.9 to 1, respectively, at the end of 2004. At December 31, 2005 the Company had available borrowing capacity under its revolving line of credit of $3,000,000.

The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented, if necessary, by the Company’s $5,000,000 revolving credit facility, which expires October 8, 2006. The Company anticipates the revolving credit facility will be renewed.

The Company’s operating activities provided net positive cash flows of $4,029,000 during 2005 compared to positive cash flows of $4,788,000 during 2004. The primary sources of operating cash flows for 2005 were the net income of $761,000 which was reduced by depreciation and amortization of $3,155,000; a decrease in accounts receivable of $1,202,000 and an increase in customer deposits of $630,000, offset by an increase in inventories of $774,000, an increase in income taxes receivable of $312,000, an aggregate decrease in accounts payable and accrued liabilities of $627,000 and the reduction of income taxes payable of $83,000. The primary sources of operating cash flows for 2004 were net income of $1,198,000 which was reduced by depreciation and amortization of $3,210,000, a reduction in inventories of $268,000, and an aggregate increase in accounts payable and accrued liabilities of $479,000 partly offset by a reduction of customer deposits of $156,000 and an increase in accounts receivable of $118,000 and other current assets of $96,000.

The Company made net capital investments in property, plant and equipment of $1,474,000 during 2005, compared to net capital investments made in property, plant and equipment of $1,715,000 during 2004. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix® Microtechnology was $7,446,000 at the end of 2005, a decrease of $1,427,000 compared to $8,873,000 at the end of fiscal year 2004.

The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan (‘‘Term Loan A’’) and a $2,750,000 real estate term loan (‘‘Term Loan B’’). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. The revolving line of credit, which expires October 8, 2006, is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At December 31, 2005, the Company had available borrowing capacity under its revolving line of credit of $3,000,000. The revolving line of credit bears interest at the prime rate plus ½ percent (currently 8.25%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 8.75%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 8.75%). As of December 31, 2005, the Company, under the terms of its agreement with CIT, elected to convert $650,000 of Term Loan A and $1,750,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on October 11, 2005 for six months at an interest rate of 7.54%. The current LIBOR interest rate options will expire April 12, 2006. The revolving line of credit and the term loans are secured by substantially all of the Company’s assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at December 31, 2005.

FMI has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus ¾ %. No borrowings were outstanding under this agreement at December 31, 2005.

FMI has a $1,800,000 (Canadian) revolving lease line with the Bank of Nova Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of December 31, 2005, $453,000 (Canadian) has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2005, FMI obtained $287,000 (Canadian) (US$231,000) in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2004.

Assets securing capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $678,000 at December 31, 2005 and $611,000 at January 1, 2005.

The Company’s contractual obligations as of December 31, 2005 are as follows:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$2,979	$908	$1,291	$780	$—
Operating Lease Obligations	2,511	529	1,098	850	34
Total	$5,490	$1,437	$2,389	$1,630	$34

Depreciation and amortization expenses exceeded capital expenditures for new projects and production equipment during 2005 by approximately $1,400,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2006 by approximately $800,000. The Company intends to issue up to $2,000,000 of purchase order commitments for capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during fiscal year 2006.

The functional currency for the Company’s wholly-owned subsidiary FMI is the Canadian dollar. The change in accumulated other comprehensive income for 2005 and 2004 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods. The functional currency for the Company’s Costa Rica operations is the United States dollar.

RELATED PARTY TRANSACTIONS

In May 1998, the Company sold 22,000 shares of Common Stock to Mason N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $11.60 per share, which approximated the average closing price of the Company's Common Stock during the first quarter of

1998. The Company lent Mr Carter $255,000 in connection with the purchase of these shares and combined that loan with a prior loan to Mr Carter in the amount of $105,000. The resulting total principal amount of $360,000 was payable May 4, 2003 and bore interest at a variable interest rate based on the prime rate. This loan was further amended on July 29, 2002. Accrued interest of $40,000 was added to the principal, bringing the principal amount of the loan to $400,000, the due date was extended to May 4, 2006, and interest (at the same rate as was previously applicable) is now payable monthly. Mr Carter has pledged 33,000 shares of Common Stock as security for this loan, which is a full-recourse loan.

On March 29, 2006, the Company entered into an agreement with Mason N. Carter, Chairman, President and Chief Executive Officer of the Company, to purchase 42,105 shares of the Company's common stock owned by Mr. Carter at a purchase price of $9.50 per share (the closing price of the common stock on March 29, 2006) resulting in a total purchase price for the shares of $399,998. As a condition to the Company's obligation to purchase the shares, concurrent with the Company's payment of the purchase price Mr. Carter will pay to the Company $400,000 (plus any accrued and unpaid interest) in full satisfaction of Mr. Carter's promissory note in favor of the Company dated July 29, 2002. The closing of this transaction is scheduled to occur on April 17, 2006.

On August 31, 2000, in connection with an amendment of Mr Carter's employment agreement, the Company loaned Mr Carter an additional $280,000. Interest on the loan varies and is based on the prime rate, payable in accordance with Mr Carter's employment agreement. Each year the Company is required to forgive 20% of the amount due under this loan and the accrued interest thereon. During 2005, the Company forgave $56,000 of principal and $3,000 of accrued interest and paid a tax gross-up benefit of $4,300. During 2004, the Company forgave $56,000 of principal and $4,500 of accrued interest and paid $6,100 for a tax gross-up benefit. During 2003, the Company forgave $56,000 of principal and $7,000 of accrued interest and paid a tax gross-up benefit of $8,300. This loan was fully satisfied in 2005.

During fiscal years 2005, 2004 and 2003, respectively, the Company's General Counsel, Katten Muchin Rosenman LLP, was paid $243,000, $288,000 and $359,000 for providing legal services to the Company. A director of the Company is Counsel to the firm of Katten Muchin Rosenman LLP but does not share in any fees paid by the Company to the law firm.

During fiscal years 2005, 2004 and 2003, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $5,000, $8,000 and $40,000 to these companies during 2005, 2004 and 2003, respectively. A director of the Company is the Chairman and Chief Executive Officer of each of these companies.

During fiscal year 2003 a director of the Company was paid $12,000 for providing financial-related consulting services to the Company. This agreement terminated in April 2003.

During each of fiscal years 2005, 2004 and 2003, a director of the Company was paid $36,000 for providing technology-related consulting services to the Company.

During fiscal years 2005, 2004 and 2003, respectively, DuPont Electronic Technologies (‘‘DuPont’’), a stockholder, was paid $54,000, $84,000 and $109,000 for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. A director of the Company is an officer of DuPont, but does not share in any of these payments.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit Committee receives an annual fee of $2,500 for his services in such capacity. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such option has an exercise price equal to the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. On June 21, 2005, non-qualified stock options to purchase an aggregate of 2,500 shares were issued to each of seven directors at an exercise price of $8.95 per share.

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

On December 13, 2004 Infineon Technologies AG (‘‘Infineon’’), at such time a 15.2% holder of the Company’s common stock, sold 475,000 shares of the Company’s common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig G. Kuttner, purchased shares representing an aggregate of approximately 9.6% of the Company’s common stock. Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the Company.

In connection with the transaction, the Company and Infineon terminated the Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000, as amended, which provided that the Company would design, develop and produce exclusively for Infineon certain Multi-Mix® products that incorporate active RF power transistors for use in certain wireless basestation applications, television transmitters and certain other applications that are intended for Bluetooth tranceivers.

DuPont and the four purchasers above hold registration rights which currently give them the right to register an aggregate of 1,003,413 shares of Common Stock of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, SFAS No. 151, ‘‘Inventory Costs (An amendment of ARB No. 43, Chapter 4),’’ was issued. SFAS No. 151 amends Accounting Research Bulletin (‘‘ARB’’) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on normal capacity of the production facilities. SFAS No. 151 is effective for the Company for inventory costs incurred beginning in fiscal 2006. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial position or results of operations.

In December 2004, SFAS No. 123R, ‘‘Share-Based Payment,’’ a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’, was issued. SFAS No. 123R replaces existing requirements of SFAS No. 123 and APB Opinion No. 25 ‘‘Accounting for Stock-Based Compensation’’, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, with limited exceptions. SFAS No. 123R also affects the pattern in which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. SFAS No. 123R will be effective for the Company as of the beginning of the 2006 fiscal year. The Company expects the adoption of this statement will have a material non-cash effect on its financial statements, but the Company cannot reasonably estimate the impact of the adoption with respect to future grants because certain assumptions used in the calculation of the value of share-based payments may change. As of December 31, 2005 the total future compensation cost related to vested and non-vested stock options and the employee stock purchase plan not yet recognized in the statement of operations was $185,000. Of that total, $119,000, $57,000 and $9,000 are expected to be recognized in 2006, 2007 and 2008, respectively.

The FASB has issued FASB Staff Position No. 109-1, ‘‘Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004.’’ On October 22, 2004, the American Jobs Creation Act of 2004 (the ‘‘Act’’) was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction for up to 9 percent (when fully phased in) of the lesser of (a) ‘‘qualified production activities income,’’ or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109. The FASB staff believes that the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company will be utilizing its net operating loss carryforwards to offset domestic taxable income, thus this provision did not have an impact on its financial position and results of operations in 2005.

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,’’ was issued. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. This standard applies to voluntary changes in existing accounting principles and to new accounting standards that do not specify the transition requirements upon adoption of those standards. Except for changes in depreciation methods, this standard will require retrospective application of the new accounting principle to previous periods reported rather than presenting the cumulative effect of the change as of the beginning of the period of the change. Changes in depreciation methods will be applied on a prospective basis, meaning the effects of the change will be reflected only in current and future periods. Corrections of errors will be reported by restating previously issued financial statements. SFAS No. 154 will be effective for the Company as of the beginning of the 2006 fiscal year. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Interest on the Company’s borrowings under its financing agreement with CIT fluctuates with the prime rate and LIBOR. A variation of 1% in the prime rate and LIBOR during the year ended December 31, 2005 would have affected the Company’s earnings by approximately $20,000.

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

A significant portion of the Company’s revenues and receivables (including those of its Canadian subsidiary) are denominated in U.S. dollars. A strengthening of the U.S. dollar could make the Company’s products less competitive in foreign markets. Alternatively, if the U.S. dollar were to weaken, it would make the Company’s products more competitive in foreign markets, but could result in higher costs from its Canadian operations.

ITEM 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Merrimac Industries, Inc.

We have audited the accompanying consolidated balance sheets of Merrimac Industries, Inc. as of December 31, 2005 and January 1, 2005 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Merrimac Industries, Inc. as of December 31, 2005 and January 1, 2005, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Grant Thornton LLP
Edison, New Jersey March 29, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Merrimac Industries, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders' equity and cash flows of Merrimac Industries, Inc. for the year ended January 3, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15 for the year ended January 3, 2004. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Merrimac Industries, Inc. for the year ended January 3, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended January 3, 2004, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
MetroPark, New Jersey March 29, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

	2005	2004	2003
OPERATIONS
Net sales	$29,719,158	$30,949,487	$27,322,096
Costs and expenses:
Cost of sales	17,504,718	18,039,975	16,745,329
Selling, general and administrative	9,540,101	9,819,800	9,536,144
Research and development	1,932,199	1,722,741	1,736,649
Restructuring charge	—	—	160,000
	28,977,018	29,582,516	28,178,122
Operating income (loss)	742,140	1,366,971	(856,026)
Interest and other expense, net	(218,027)	(264,482)	(271,471)
(Loss) gain on disposition of assets	(42,829)	—	104,024
Income (loss) before income taxes	481,284	1,102,489	(1,023,473)
Benefit for income taxes	(280,000)	(96,000)	(109,000)
Net income (loss)	$761,284	$1,198,489	$(914,473)
Net income (loss) per common share-basic	$.24	$.38	$(.29)
Net income (loss) per common share-diluted	$.24	$.38	$(.29)
Weighted average number of shares outstanding-basic	3,142,425	3,127,070	3,120,557
Weighted average number of shares outstanding-diluted	3,176,521	3,153,854	3,120,557
COMPREHENSIVE INCOME
Net income (loss)	$761,284	$1,198,489	$(914,473)
Comprehensive income:
Foreign currency translation adjustment	208,534	435,724	986,351
Comprehensive income	$969,818	$1,634,213	$71,878

See accompanying notes.

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and January 1, 2005

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$4,081,330	$2,166,481
Accounts receivable, net of allowance of $50,000 and $59,000, respectively	5,309,786	6,472,991
Income tax refunds receivable	418,420	97,643
Inventories, net	3,709,567	2,931,259
Other current assets	692,832	583,029
Deferred tax assets	140,000	676,000
Total current assets	14,351,935	12,927,403
Property, plant and equipment	38,708,486	37,988,352
Less accumulated depreciation and amortization	24,735,905	22,404,372
Property, plant and equipment, net	13,972,581	15,583,980
Restricted cash	1,500,000	1,500,000
Other assets	614,553	746,714
Deferred tax assets	482,000	439,000
Goodwill	3,501,193	3,377,913
Total Assets	$34,422,262	$34,575,010
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$907,895	$904,940
Accounts payable	1,161,199	1,309,132
Accrued liabilities	1,545,407	1,930,682
Customer deposits	863,582	233,406
Income taxes payable	—	85,131
Deferred income taxes	20,000	—
Total current liabilities	4,498,083	4,463,291
Long-term debt, net of current portion	2,071,299	2,778,135
Deferred compensation	19,692	53,739
Deferred liabilities	2,720	33,974
Deferred tax liabilities	140,000	648,000
Total liabilities	6,731,794	7,977,139
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares
No shares issued
Common stock, par value $.01 per share:
20,000,000 shares authorized; 3,228,715 and 3,215,070 shares issued; and 3,146,615 and 3,132,970 shares outstanding, respectively	32,287	32,151
Additional paid-in capital	18,823,353	18,756,710
Retained earnings	8,441,278	7,679,994
Accumulated other comprehensive income	1,367,416	1,158,882
	28,664,334	27,627,737
Less treasury stock, at cost - 82,100 shares	(573,866)	(573,866)
Less loan to officer-stockholder	(400,000)	(456,000)
Total stockholders' equity	27,690,468	26,597,871
Total Liabilities and Stockholders' Equity	$34,422,262	$34,575,010

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

	Common Stock		Common Stock Warrants(A)	Additional Paid-in Capital(B)	Retained Earnings	Accumulated Other Comprehensive Income(Loss)	Treasury Stock		Loan to Officer- Stockholder	Total
	Shares	Amount					Shares	Amount
Balance, December 28, 2002	3,201,069	$32,011	$837,200	$17,841,970	$7,395,978	$(263,193)	82,100	$(573,866)	$(568,000)	$24,702,100
Net loss					(914,473)					(914,473)
Stock Purchase Plan sales	1,922	19		7,744						7,763
Expiration of warrants			(837,200)	837,200						—
Forgiveness of loan to officer-stockholder									56,000	56,000
Foreign currency translation						986,351				986,351
Balance, January 3, 2004	3,202,991	32,030	—	18,686,914	6,481,505	723,158	82,100	(573,866)	(512,000)	24,837,741
Net income.					1,198,489					1,198,489
Exercise of stock options	9,100	91		53,859						53,950
Stock Purchase Plan sales	2,979	30		15,937						15,967
Forgiveness of loan to officer-stockholder									56,000	56,000
Foreign currency translation						435,724				435,724
Balance, January 1, 2005	3,215,070	32,151	—	18,756,710	7,679,994	1,158,882	82,100	(573,866)	(456,000)	26,597,871
Net income					761,284					761,284
Exercise of stock options	5,300	53		21,997						22,050
Stock Purchase Plan sales	8,345	83		44,646						44,729
Forgiveness of loan to officer-stockholder									56,000	56,000
Foreign currency translation						208,534				208,534
Balance, December 31, 2005	3,228,715	$32,287	$—	$18,823,353	$8,441,278	$1,367,416	82,100	$(573,866)	$(400,000)	$27,690,468

(A)	Common stock warrants expired October 26, 2003.

(B)	Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$761,284	$1,198,489	$(914,473)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,155,024	3,209,631	3,191,654
Amortization of deferred financing costs	49,920	49,922	211,661
Amortization of deferred income	—	—	(21,822)
Loss (gain) on disposition of assets	42,829	—	(104,024)
Deferred and other compensation	64,754	69,305	72,414
Deferred income taxes (benefit)	5,000	(218,000)	(42,000)
Changes in operating assets and liabilities:
Accounts receivable	1,202,330	(117,940)	(2,365,009)
Income tax refunds receivable	(312,074)	44,209	169,083
Inventories	(774,498)	267,991	846,726
Other current assets	(110,494)	(96,028)	31,219
Deferred tax assets	13,000	(28,000)	(32,000)
Other assets	82,241	57,851	(248,842)
Accounts payable	(234,768)	276,182	176,432
Accrued liabilities	(392,360)	202,561	(126,553)
Customer deposits	630,176	(155,805)	263,355
Income taxes payable	(82,849)	84,819	(38,356)
Deferred compensation	(39,747)	(43,428)	(43,504)
Other liabilities	(31,254)	(14,040)	67,107
Net cash provided by operating activities	4,028,514	4,787,719	1,093,068
Cash flows from investing activities:
Purchases of capital assets	(1,774,233)	(1,714,951)	(1,265,888)
Proceeds from disposition of capital assets	300,000	—	168,558
Net cash used in investing activities	(1,474,233)	(1,714,951)	(1,097,330)
Cash flows from financing activities:
Borrowings under revolving credit facility	161,017	—	1,634,337
Borrowings under mortgage loan	—	—	2,750,000
Borrowings under term loan	—	—	1,500,000
Borrowings from revolving lease line	230,753	—	—
Restricted cash deposited as collateral	—	—	(1,500,000)
Repayment of borrowings	(1,117,745)	(1,502,231)	(7,695,717)
Proceeds from the exercise of stock options	22,050	53,950	—
Proceeds from Stock Purchase Plan sales	44,729	15,967	7,763
Net cash used in financing activities	(659,196)	(1,432,314)	(3,303,617)
Effect of exchange rate changes	19,764	73,394	149,714
Net increase (decrease) in cash and cash equivalents	1,914,849	1,713,848	(3,158,165)
Cash and cash equivalents at beginning of year	2,166,481	452,633	3,610,798
Cash and cash equivalents at end of year	$4,081,330	$2,166,481	$452,633
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$210,000	$37,500	$6,500
Loan interest	$288,000	$279,000	$285,000
Non-cash activities:
Unpaid purchases of capital assets	$77,000	$—	$224,000
Note payable for insurance premiums	$—	$—	$192,396

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004

1.    Nature of business and summary of significant accounting policies

Nature of business:    The Company is involved in the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics, and microstrip, bonded stripline and thick metal-backed Teflon® (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications.

The Company's operations are conducted primarily through two business segments:    (1) electronic components and subsystems and (2) microwave micro-circuitry.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company’s very limited experience with these contracts. During 2003, the Company recognized revenue of $269,000 related to a cost-reimbursement contract. During 2004, the Company recognized a revenue reduction of $12,000 related to a cost-reimbursement contract. The Company recognized revenue of $106,000 related to cost-reimbursement contracts in 2005.

Warranties:    The Company's products sold under contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $320,000, $167,000 and $162,000 for 2005, 2004 and 2003, respectively. The warranty reserve at December 31, 2005 and January 1, 2005 was $168,000 and $178,000, respectively.

Accounts receivable:    The Company’s accounts receivable are primarily from companies in the defense, satellite and telecommunications industries, with 30 day payment terms. Credit is extended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

1.    Nature of business and summary of significant accounting policies (continued)

based on evaluation of customer’s financial condition. Accounts receivable are stated in the financial statements net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible.

Fair value of financial instruments:    The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2005 and January 1, 2005 because of the relative short maturity of these instruments.

Inventories:    Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

Provision is made for potential losses on slow moving and obsolete inventories when identified.

Foreign currency translation:    The functional currency of the Company’s Canadian subsidiary, Filtran Microcircuits Inc. (‘‘FMI’’) is the Canadian dollar. FMI’s assets and liabilities are translated into U.S. dollars using exchange rates in effect at the balance sheet date and their operations are translated using average exchange rates prevailing during the year. The resulting translation adjustments are reported as a component of accumulated other comprehensive income. Realized foreign exchange transaction gains and losses, which are not material, are included in the consolidated statements of operations.

Comprehensive income:    Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at December 31, 2005 and January 1, 2005 was attributable solely to the effects of foreign currency translation.

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

Land improvements	10 years
Building	25 years
Machinery and equipment	3 – 10 years
Office equipment, furniture and fixtures	5 – 10 years

Assets under construction are not depreciated until the assets are placed into service. Fully depreciated assets included in property, plant and equipment at December 31, 2005 and January 1, 2005 amounted to $15,219,000 and $11,899,000, respectively.

The Company leases various property, plant and equipment. Leased property is accounted for under Financial Accounting Standard No. 13 ‘‘Accounting for Leases’’ (‘‘SFAS 13’’). Accordingly, leased property that meets certain criteria are capitalized and the present value of the related lease payments are recorded as a liability. All other leases are accounted for as operating leases and the related payments are expensed ratably over the rental period. Amortization of assets under capital leases is computed utilizing the straight-line method over the shorter of the remaining lease term or the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

1.    Nature of business and summary of significant accounting policies (continued)

estimated useful life. Company leases that include escalating lease payments are straight-lined over the non-cancelable base lease period in accordance with SFAS 13.

Long-lived assets:    The Company accounts for long-lived assets under SFAS 144, ‘‘Accounting for the impairment or disposal of long-lived assets’’. Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company's stock price for a sustained period; and (iv) a change in the Company's market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included with costs and expenses in the Company's statements of operations, and would result in reduced carrying amounts of the related assets on the Company's balance sheets.

Goodwill:    Goodwill primarily includes the excess purchase price paid over the fair value of net assets acquired. Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards (‘‘SFAS’’), No. 142, ‘‘Goodwill and Other Intangible Assets’’. Under SFAS 142, the Company ceased amortization of goodwill and tests its goodwill on an annual basis using a two-step fair value based test.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. If impairment is determined, the Company will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating income and a reduction in the amount of goodwill.

The changes in the carrying amount of goodwill for the fiscal years ended December 31, 2005 and January 1, 2005 are as follows:

	2005	2004
Original balance	$3,179,341	$3,179,341
Accumulated amortization through 2001	(434,603)	(434,603)
Accumulated foreign currency adjustment through prior year	633,175	377,825
Foreign currency adjustment, current year	123,280	255,350
Balance, end of year	$3,501,193	$3,377,913

Advertising:    The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations were $110,000 in 2005, $123,000 in 2004 and $102,000 in 2003.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

1.    Nature of business and summary of significant accounting policies (continued)

Savings and Investment Plan:    The Company's Savings and Investment Plan is a 401(k) plan (the ‘‘Plan’’) that provides eligible employees with the option to defer and invest up to 25% of their compensation, with 50% of the first 6% of such savings matched by the Company. In May 2003, the Company suspended its matching contributions to the Plan, and, accordingly, the Company made no contributions to the Plan in 2005 and 2004. The Company’s contributions to the Plan were $60,000 in 2003. The Board of Directors may also authorize a discretionary amount to be contributed to the Plan and allocated to eligible employees annually. A discretionary contribution amount of $75,000 was authorized for 2004. No discretionary contribution amounts were authorized for 2005 and 2003.

Stock-based compensation:    The Company accounts for stock options in accordance with SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ (‘‘SFAS 123’’), which allows companies an option to either record compensation expense based on the fair value of stock options granted, as determined by using an option valuation model, or to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees,’’ in accounting for its stock options and other stock-based employee awards. Because the Company has elected this treatment, Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation,’’ (‘‘SFAS No. 123’’) and Statement of Financial Accounting Standards No. 148, ‘‘Accounting for Stock-Based Compensation Transition and Disclosure,’’ (‘‘SFAS No. 148’’) require disclosure of pro forma information which provides the effects on net income (loss) and net income (loss) per share as if the Company had accounted for its employee stock awards under the fair value method prescribed by SFAS 123. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income (loss) at the date of grant, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In accordance with SFAS No. 148, ‘‘Accounting for Stock-Based Compensation – Transition and Disclosure,’’ the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation,’’ to stock-based employee compensation, and the related assumptions described below, is as follows:

	2005	2004	2003
Net income (loss) – as reported	$761,284	$1,198,489	$(914,473)
Plus: Stock-based compensation expense included in reported net income (loss), net of tax	—	—	—
Less: Stock-based compensation expense determined using the fair value method, net of tax	(147,000)	(167,000)	(289,000)
Net income (loss) – pro forma	$614,284	$1,031,489	$(1,203,473)
Basic earnings (loss) per share:
As reported	$.24	$.38	$(.29)
Pro forma	$.20	$.33	$(.39)
Diluted earnings (loss) per share:
As reported	$.24	$.38	$(.29)
Pro forma	$.19	$.33	$(.39)

The fair value of each of the options and purchase plan subscription rights granted in 2005, 2004, and 2003 was estimated on the date of grant using the Black-Scholes option valuation model.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

1.    Nature of business and summary of significant accounting policies (continued)

The following weighted average assumptions were utilized:

	2005	2004	2003
Expected option life (years)	2.4	2.5	2.6
Expected volatility	38.00%	45.00%	50.00%
Risk-free interest rate	4.00%	2.00%	3.00%
Expected dividend yield	0.00%	0.00%	0.00%

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

Research and development:    Research and development expenses include materials, salaries and related expenses of certain engineering personnel, and outside services associated with product development. Research and development expenditures of approximately $1,932,000 in 2005, $1,723,000 in 2004 and $1,737,000 in 2003 were expensed as incurred.

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

Recent Accounting Pronouncements:    In November 2004, SFAS No. 151, ‘‘Inventory Costs (An amendment of ARB No. 43, Chapter 4),’’ was issued. SFAS No. 151 amends Accounting Research Bulletin (‘‘ARB’’) No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on normal capacity of the production facilities. SFAS No. 151 is effective for the Company for inventory costs incurred beginning in fiscal 2006. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial position or results of operations.

In December 2004, SFAS No. 123R, ‘‘Share-Based Payment,’’ a revision of SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’, was issued. SFAS No. 123R replaces existing requirements of SFAS No. 123 and APB Opinion No. 25 ‘‘Accounting for Stock-Based Compensation’’, and requires public companies to recognize the cost of employee services received in exchange for equity instruments, with limited exceptions. SFAS No. 123R also affects the pattern in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

1.    Nature of business and summary of significant accounting policies (continued)

which compensation cost is recognized, the accounting for employee share purchase plans, and the accounting for income tax effects of share-based payment transactions. SFAS No. 123R will be effective for the Company as of the beginning of the 2006 fiscal year. The Company expects the adoption of this statement will have a material non-cash effect on its financial statements, but the Company cannot reasonably estimate the impact of the adoption with respect to future grants because certain assumptions used in the calculation of the value of share-based payments may change. As of December 31, 2005 the total future compensation cost related to vested and non-vested stock options and the employee stock purchase plan not yet recognized in the statement of operations was $185,000. Of that total, $119,000, $57,000 and $9,000 are expected to be recognized in 2006, 2007 and 2008, respectively.

The FASB has issued FASB Staff Position No. 109-1, ‘‘Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S. Based Manufacturers by the American Jobs Creation Act of 2004.’’ On October 22, 2004, the American Jobs Creation Act of 2004 (the ‘‘Act’’) was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction for up to 9 percent (when fully phased in) of the lesser of (a) ‘‘qualified production activities income,’’ or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109. The FASB staff believes that the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company will be utilizing its net operating loss carryforwards to offset domestic taxable income, thus this provision did not have an impact on its financial position and results of operations in 2005.

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,’’ was issued. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. This standard applies to voluntary changes in existing accounting principles and to new accounting standards that do not specify the transition requirements upon adoption of those standards. Except for changes in depreciation methods, this standard will require retrospective application of the new accounting principle to previous periods reported rather than presenting the cumulative effect of the change as of the beginning of the period of the change. Changes in depreciation methods will be applied on a prospective basis, meaning the effects of the change will be reflected only in current and future periods. Corrections of errors will be reported by restating previously issued financial statements. SFAS No. 154 will be effective for the Company as of the beginning of the 2006 fiscal year. The Company does not believe the adoption of SFAS No. 154 will have a material impact on its financial position or results of operations.

2.    Inventories

Inventories consist of the following:

	December 31, 2005	January 1, 2005
Finished goods	$365,346	$263,382
Work in process	1,675,747	1,179,606
Raw materials and purchased parts	1,668,474	1,488,271
	$3,709,567	$2,931,259

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

2.    Inventories (continued)

Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,084,000 at December 31, 2005 and $1,942,000 at January 1, 2005, of which $50,000 and $901,000, respectively, represented cost overruns. The Company disposed of $37,000 and $26,000 of obsolete inventories in 2005 and 2004, respectively.

3.    Property, plant and equipment

Property, plant and equipment, which is carried at cost, consists of the following:

	December 31, 2005	January 1, 2005
Land and land improvements	$671,474	$670,724
Building	6,622,162	6,581,867
Machinery and equipment	23,614,299	22,864,570
Office equipment, furniture and fixtures	7,800,551	7,871,191
	$38,708,486	$37,988,352

Depreciation expense was approximately $3,155,000, $3,210,000 and $3,191,000 for 2005, 2004 and 2003, respectively.

4.    Current and long-term debt

The Company was obligated under the following debt instruments at December 31, 2005 and January 1, 2005:

	2005	2004
The CIT Group/Business Credit, Inc. (A):
Revolving line of credit, interest ½% above prime	$—	$—
Term loan A, due October 8, 2008, variable interest above LIBOR or prime.	725,000	1,075,000
Term loan B, due October 8, 2010, variable interest above LIBOR or prime.	1,866,074	2,258,930
The Bank of Nova Scotia (B):
Capital leases, interest 8.7%, due June 2005	—	117,539
Capital leases, interest 7.3%, due April 2006	74,025	124,125
Capital leases, interest 5.85%, due May 2006.	36,725	—
Capital leases, interest 7.9%, due June 2006	67,469	107,481
Capital leases, interest 5.8%, due January 2010	209,901	—
	2,979,194	3,683,075
Less current portion	907,895	904,940
Long-term portion	$2,071,299	$2,778,135

(A)    The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan (‘‘Term Loan A’’) and a $2,750,000 real estate term loan (‘‘Term Loan B’’). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. The revolving line of credit, which expires October 8, 2006, is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At December 31, 2005, the Company had available borrowing capacity under its revolving line of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

4.    Current and long-term debt (continued)

credit of $3,000,000. The revolving line of credit bears interest at the prime rate plus ½ percent (currently 8.25%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 8.75%). The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 8.75%). As of December 31, 2005, the Company, under the terms of its agreement with CIT, elected to convert $650,000 of Term Loan A and $1,750,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on October 11, 2005 for six months at an interest rate of 7.54%. The current LIBOR interest rate options will expire April 12, 2006. The revolving line of credit and the term loans are secured by substantially all of the Company’s assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants. The Company was in compliance with these covenants at December 31, 2005.

(B)    FMI has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus ¾%. No borrowings were outstanding under this agreement at December 31, 2005.

FMI has a $1,800,000 (Canadian) revolving lease line with the Bank of Nova Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of December 31, 2005, $453,000 (Canadian) has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2005, FMI obtained $287,000 (Canadian) (US$231,000) in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2004.

Assets securing capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $678,000 at December 31, 2005 and $611,000 at January 1, 2005.

At December 31, 2005 and January 1, 2005, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

The payments now required under the long-term obligations listed above during the years following December 31, 2005 are set forth below:

2006	$907,895
2007	731,869
2008	559,193
2009	436,656
2010	343,581
Thereafter	—
$2,979,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

5.    Accrued liabilities

Accrued liabilities consist of the following:

	2005	2004
Commissions	$236,580	$275,857
Vacation	327,158	302,446
Employee compensation	220,051	473,796
Warranty reserve	168,012	177,833
Deferred compensation	34,818	39,000
Professional fees	457,221	500,078
Restructuring	—	10,200
Other	101,567	151,472
	$1,545,407	$1,930,682

6.    Stock option and stock purchase plans

Under the Company's 1993 Stock Option Plan, 324,210 shares of common stock were initially reserved for issuance. The 1993 Option Plan provides for issuance of incentive and non-qualified stock options. The incentive options may not be issued at less than 100% of the fair market value of the shares on the date of grant and they may be exercised at any time between one and ten years from the date of grant. The non-qualified options may be granted to employees at an exercise price determined by the Stock Option Committee of the Board of Directors which may not be less than fair market value. Such options may become exercisable immediately after the grant and/or at any time before the tenth anniversary of the grant. As of December 31, 2005, options for the purchase of a total of 112,500 shares remained outstanding of which 109,750 are exercisable under the 1993 Option Plan. No options were available for future grant.

The non-qualified options under the 1993 Stock Option Plan may also be granted to non-employee directors, provided the option price is at least equal to the fair market value on the date the option is granted. Such options are exercisable after the grant or at any time before the fifth anniversary of the grant.

In 1997, the Company's stockholders approved a Long Term Incentive Plan (‘‘LTIP’’) pursuant to which 275,000 shares of the Company's common stock were initially reserved for grant to eligible employees. The LTIP provides for issuance of Incentive Stock Options, Non-qualified Stock Options, Bonus Stock and Discounted Stock Options. Under this Plan, the Company may grant to employees who hold positions no more senior than mid-level management, discounted stock options for up to 110,000 shares of common stock, with the option price per share of common stock to be at least greater than or equal to 50% of the fair market value of the common stock on the date of grant. As of December 31, 2005, options for the purchase of 137,169 shares remain outstanding of which all are exercisable under the LTIP. No options were available for future grant under the LTIP.

In 2001, the Company's stockholders approved the 2001 Stock Option Plan pursuant to which 175,000 shares of the Company's common stock were reserved for issuance of incentive and non-qualified stock options. The options may not be issued at less than 100% of the fair market value of the shares on the date of grant and they may be exercised at any time between one and ten years from the date of grant. Such options may become exercisable immediately after the grant and/or at any time before the tenth anniversary of the grant. As of December 31, 2005, options for the purchase of a total of 148,200 shares remained outstanding of which 123,100 are exercisable under the 2001 Stock Option Plan, and options for 19,300 shares were available for future grant.

The non-qualified options under the 2001 Stock Option Plan may also be granted to non-employee directors, provided the option price is at least equal to the fair market value on the date the option is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

6.    Stock option and stock purchase plans (continued)

granted. Annual options granted to non-employee directors are exercisable after the grant or at any time before the tenth anniversary of the grant.

In addition, non-qualified options for the purchase of a total of 33,000 shares remained outstanding and exercisable at $10.00 per share expiring September 1, 2006, as a result of grants by the Board of Directors in 1996 to non-employee directors at fair market value on the date of grant.

A summary of all stock option activity and information related to all options outstanding follows:

	2005		2004		2003
	Weighted average exercise price	Shares or price per share	Weighted average exercise price	Shares or price per share	Weighted average exercise price	Shares or price per share
Outstanding at beginning of year	$9.81	431,766	$9.76	426,116	$10.29	446,331
Granted	9.00	42,600	8.40	32,500	3.46	25,000
Exercised	4.16	(5,300)	5.93	(9,100)	—	—
Cancelled	9.49	(38,197)	8.09	(17,750)	11.34	(45,215)
Outstanding at end of year	9.83	430,869	9.81	431,766	9.76	426,116
Exercisable at end of year	$9.85	403,019	$9.83	413,766	$9.77	415,616
Option price range at end of year		$3.10-$17.00	$3.10-$17.00		$3.10-$17.00
Weighted average estimated fair value of options granted during the year		$1.95		$2.49		$1.88

The following table sets forth information as of December 31, 2005 regarding weighted average exercise prices, weighted average remaining contractual lives and remaining outstanding options under the various stock option plans sorted by range of exercise price:

Options Outstanding				Options Exercisable
Options Price Range	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number Exercisable	Weighted Average Exercise Price
$3.10-$7.00	93,100	$6.03	4.7 years	93,100	$6.03
$7.01-$10.00	165,459	$9.30	5.1 years	140,359	$9.34
$10.01-$13.00	92,310	$11.03	1.8 years	92,310	$11.03
$13.01-$17.00	80,000	$13.94	4.2 years	77,250	$13.96

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

6.    Stock option and stock purchase plans (continued)

A summary of stock purchase plan subscription activity follows:

	2005		2004		2003
	Weighted average exercise price	Shares or price per share	Weighted average exercise price	Shares or price per share	Weighted average exercise price	Shares or price per share
Subscribed at beginning of year	$5.36	33,176	$—	—	$12.50	3,838
Subscribed	7.48	22,694	5.36	36,155	—	—
Purchased	5.36	(8,345)	5.36	(2,979)	4.04	(1,922)
Cancelled	6.80	(3,478)	—	—	12.50	(1,916)
Subscribed at end of year	$6.34	44,047	$5.36	33,176	$—	—
Subscription price range end of year	$5.36-$7.48			$5.36		$—
Weighted average estimated fair value of rights granted during the year		$3.18		$2.30		$—

As of December 31, 2005, there were 181,121 shares available for future stock purchase plan subscriptions.

2001 Key Employee Incentive Plan:

In June 2001, the stockholders of the Company approved the 2001 Key Employee Incentive Plan, which provides for an award consisting of restricted stock of approximately five percent of the average number of outstanding shares of Company Common Stock during a six-month period upon the attainment of an average market capitalization during the same six-month period of $50,000,000, and an additional award of approximately five percent of the average number of outstanding shares upon the attainment of an average market capitalization during a subsequent six-month period of $80,000,000. Any shares of restricted stock awarded vest annually over a three-year period. Approximately 227,000 shares were reserved for issuance under the 2001 Key Employee Incentive Plan at December 31, 2005. No awards have been made under this plan. This Plan expires in May 2006.

As permitted by SFAS No. 148, the Company has applied the provisions of APB Opinion No. 25, ‘‘Accounting for Stock-Based Compensation,’’ for all employee stock option grants and has elected to disclose pro forma net income (loss) and income (loss) per share amounts as if the fair-value based method had been applied in measuring compensation costs.

As explained in Note 1, the Company has adopted the disclosure-only provisions of Statement No. 148. Accordingly, no earned or unearned compensation cost was recognized in the accompanying consolidated financial statements for stock options and stock purchase plan subscription rights granted in 2005, 2004 and 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

7.    Income taxes

The benefit for income taxes consists of the following components:

	2005	2004	2003
Current tax (benefit) provision:
Federal	$(20,000)	$38,000	$—
Foreign	(255,000)	—	(67,000)
State	(10,000)	84,000	—
	(285,000)	122,000	(67,000)
Deferred tax provision (benefit):
Federal	—	—	—
Foreign	5,000	(218,000)	(42,000)
State	—	—	—
	5,000	(218,000)	(42,000)
Benefit for income taxes	$(280,000)	$(96,000)	$(109,000)

Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities at December 31, 2005 and January 1, 2005 are as follows:

	2005	2004
Current deferred tax assets:
Inventory valuation allowance	$535,000	$797,000
Capitalized inventory costs	33,000	31,000
Warranty cost	60,000	60,000
Deferred compensation	14,000	16,000
Lease obligations	70,000	—
Net operating loss carryforwards	—	440,000
Other	163,000	314,000
	875,000	1,658,000
Less valuation allowance	(500,000)	(940,000)
Current deferred tax assets	375,000	718,000
Current deferred tax liabilities-
Research and development credits and costs	(70,000)	(42,000)
Prepaid expenses	(185,000)	—
Net current deferred tax assets	120,000	676,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

7.    Income taxes (continued)

Non-current deferred tax assets:
Deferred compensation	8,000	21,000
Net operating loss carryforwards	1,151,000	603,000
Capitalized leases	62,000	51,000
Research and development credits and costs	950,000	674,000
Other	144,000	174,000
	2,315,000	1,523,000
Less valuation allowance	(1,060,000)	(515,000)
Non-current deferred tax assets	1,255,000	1,008,000
Non-current deferred tax liabilities:
Depreciation and amortization	(913,000)	(1,191,000)
Other	—	(26,000)
Non-current deferred tax liabilities	(913,000)	(1,217,000)
Net non-current deferred tax assets	342,000	(209,000)
Net deferred tax assets	$462,000	$467,000

The statutory Federal income tax rate is reconciled to the effective tax rate computed by dividing the benefit for income taxes by income (loss) before income taxes as follows:

	2005	2004	2003
Statutory Federal income tax rate	34.0%	34.0%	(34.0)%
Effect of:
State income tax, net of Federal income tax effects	(1.4)	7.6	—
Research and development credits	—	—	(4.7)
Change in valuation allowance	(17.5)	(35.5)	19.5
Tax effect of foreign operations	(69.5)	(19.8)	6.0
Other	(3.8)	5.0	2.5
Effective tax benefit	(58.2)%	(8.7)%	(10.7)%

The Company files a U.S. income tax return which includes its Costa Rican subsidiary. This subsidiary is not subject to income tax in Costa Rica as it takes advantage of that country’s Free Trade Zone Law.

The current foreign tax benefit for the year ended December 31, 2005 reflects refundable Canadian provincial tax credits for which FMI, as a technology company, has qualified.

As of December 31, 2005, the Company had net operating loss carryforwards of approximately $3,100,000 for Federal income tax purposes and $1,500,000 for state income tax purposes which are available to offset future taxable income through 2023 and 2013, respectively. The Company utilized approximately $100,000 of its net operating loss carryforwards for Federal income tax purposes for 2005. Included in the net operating losses as of December 31, 2005 are approximately $760,000 of future Federal tax deductions related to the exercise of employee stock options. In addition, the Company has U.S Federal income tax credit carryforwards of approximately $185,000 of which $74,000 expire through 2015, $74,000 that expire through 2022 and $37,000 which have no expiration. The Canadian research and development benefits of $875,000 include $400,000 of investment tax credits that expire through 2015, and the remaining benefits can be carried forward indefinitely.

The Company decreased its domestic deferred tax asset valuation allowance by $165,000 to $1,290,000, in fiscal year 2005 reflecting utilization of net operating loss carryforwards and lower gross deferred

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

7.    Income taxes (continued)

tax assets. In 2005 the Company added a valuation allowance for certain Canadian deferred tax assets of $270,000, because it believed that the probablility of realization of such assets was uncertain. The Company reduced its domestic deferred tax asset valuation allowance by $391,000 to $1,455,000 in fiscal year 2004 reflecting utilization of net operating loss carryforwards. The Company's domestic net deferred tax assets have been fully reserved as of December 31, 2005 and January 1, 2005.

The provision (benefit) for foreign income taxes is based upon foreign income (losses) before income taxes as follows: $249,000 for 2005, $5,000 for 2004 and $(158,000) for 2003. Deferred Federal and state income taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because such earnings are considered to be invested permanently in those operations. At December 31, 2005, the cumulative earnings of foreign subsidiaries were approximately $1,400,000. The amount of unrecognized deferred tax liability on the undistributed cumulative earnings was approximately $210,000.

The American Jobs Creation Act of 2004 (the Act) allows U.S. companies a one-time opportunity to repatriate non-U.S. earnings through 2005 at a 5.25% rate of tax rather than the normal U.S. tax rate of 34%, provided that certain criteria, including qualified U.S. reinvestment, are met. Available tax credits related to the repatriation would be reduced under provisions of the Act. Because the vast majority of its permanently reinvested non-U.S. earnings have been deployed in active business operations, the Company did not repatriate any material portion of its permanently reinvested non-U.S. earnings. Thus, no incremental tax provision effect has been recorded through December 31, 2005.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company may become subject to these limitations in 2006 depending on change in ownership.

8.    Business segment and geographic data

The Company's operations are conducted primarily through two business segments:    (1) electronic components and subsystems and (2) microwave micro-circuitry. These segments, and the principal operations of each, are as follows:

Electronic components and subsystems:    Design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 82% are located in the United States and 18% are located in Costa Rica.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

8.    Business segment and geographic data (continued)

	2005	2004	2003
	(In thousands of dollars)
Industry segments:
Sales to unaffiliated customers:
Electronic components and subsystems	$22,483	$25,141	$23,962
Microwave micro-circuitry	7,372	5,956	3,709
Intersegment sales	(136)	(148)	(349)
Consolidated	$29,719	$30,949	$27,322
Income (loss) before (benefit) provision for income taxes:
Operating income (loss):
Electronic components and subsystems	$280	$1,178	$(860)
Microwave micro-circuitry	462	189	4
Interest and other expense, net	(261)	(265)	(167)
Consolidated	$481	$1,102	$(1,023)
Identifiable assets:
Electronic components and subsystems	$23,307	$25,593	$28,063
Microwave micro-circuitry	7,087	6,849	5,550
Corporate	4,081	2,166	453
Intersegment assets	(53)	(33)	(46)
Consolidated	$34,422	$34,575	$34,020
Depreciation and amortization:
Electronic components and subsystems	$2,884	$2,965	$2,964
Microwave micro-circuitry	271	245	228
Consolidated	$3,155	$3,210	$3,192
Capital expenditures:
Electronic components and subsystems	$1,575	$1,419	$1,195
Microwave micro-circuitry	199	296	71
Consolidated	$1,774	$1,715	$1,266
Geographic areas:
Sales to unaffiliated customers:
North America	$23,952	$26,757	$22,389
Europe	4,401	2,748	2,802
Far East	925	1,271	1,616
Other	441	173	515
Consolidated	$29,719	$30,949	$27,322

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

8.    Business segment and geographic data (continued)

The Company's customers are primarily major industrial corporations that integrate the Company's products into a wide variety of defense and commercial systems. The Company's customers include BAE Systems, The Boeing Company, Celestica, Inc., EADS Astrium, General Dynamics Corporation, ITT, Lockheed Martin Corporation, Loral Space & Communications Ltd., Northrop Grumman Corporation and Raytheon Company.

The following table presents our key customers and the percentage of net sales made to such customers:

	2005	2004	2003
Israel Aircraft Industries Ltd.	11.2%	6.2%	1.1%
Lockheed Martin Corporation	10.9%	6.6%	7.8%
Raytheon Company	10.5%	13.9%	12.3%
Northrop Grumman Corporation	8.8%	11.9%	12.4%
The Boeing Company	5.9%	7.8%	16.1%

Accounts receivable are financial instruments that expose the Company to a concentration of credit risk. A substantial portion of the Company's accounts receivable are from customers in the defense industry, and approximately 44% and 64% of its receivables at December 31, 2005 and January 1, 2005, respectively, were from five and six customers, respectively. Exposure to credit risk is limited by the large number of customers comprising the remainder of the Company's customer base, their geographical dispersion and by ongoing customer credit evaluations performed by the Company.

9.    Net income per common share

The following table summarizes the calculation of basic and diluted net income (loss) per common share for 2005, 2004 and 2003:

	2005	2004	2003
Numerator:
Net income (loss) available to common stockholders	$761,284	$1,198,489	$(914,473)
Denominator:
Weighted average shares outstanding for basic net income (loss) per share	3,142,425	3,127,070	3,120,557
Effect of dilutive securities - stock options (1)	34,096	26,784	—
Weighted average shares outstanding for diluted net income (loss) per share	3,176,521	3,153,854	3,120,557
Net income (loss) per share - basic	$.24	$.38	$(.29)
Net income (loss) per share - diluted	$.24	$.38	$(.29)

(1)	Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

Diluted net income per share excludes 285,000 and 322,000 shares underlying stock options for the years ended December 31, 2005 and January 1, 2005, respectively as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on net income per share. Because of the net loss for the year ended January 3, 2004 approximately 426,000 shares underlying stock options were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

10.    Commitments and contingencies

Lease commitments:

The Company leases real estate and equipment under operating leases expiring at various dates through January 2011, which includes a 36,200 square-foot manufacturing facility in Costa Rica. The leases include provisions for rent escalation, renewals and purchase options, and the Company is generally responsible for taxes, insurance, repairs and maintenance.

Total rent expense charged to operations amounted to $462,000 in 2005, $438,000 in 2004 and $498,000 in 2003. Future minimum lease payments under noncancellable operating leases with an initial term exceeding one year are as follows:

2006	$529,000
2007	549,000
2008	549,000
2009	428,000
2010	422,000
Thereafter	34,000

Lease modification and facility sharing agreement:

The Company entered into an agreement effective January 2001, with a customer to relinquish to this customer approximately half of the Company's 17,000 square-foot leased manufacturing facility in Costa Rica. Associated with the transaction, the Company entered into a four-year lease agreement with a five-year renewal option with its Costa Rica landlord for the reduced space. In addition, the Company transferred certain employees to its customer, agreed to share certain personnel resources and common costs, and committed to provide certain management, administrative and other services to its customer. On March 31, 2003, the Company relinquished the balance of the space to its customer. The completion of these transactions resulted in a gain of $71,000 during the second quarter of 2003. In connection with the 2001 agreement, the Company received $450,000 from its customer. The Company reduced its facility occupancy expenses by approximately $22,000 in 2003.

Capital leases included in property, plant and equipment at December 31, 2005 are approximately as follows:

Machinery and equipment	$1,463,000
Less accumulated depreciation and amortization	785,000
Total	$678,000

Future minimum lease payments under capital leases and the present value of such payments as of December 31, 2005 are approximately as follows (see Note 4):

2006	$231,000
2007	48,000
2008	48,000
2009	48,000
2010	49,000
Total minimum lease payments	424,000
Less amount representing interest	36,000
Present value of total minimum lease payments	$388,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

10.    Commitments and contingencies (continued)

Purchase obligations:

The Company intends to issue commitments to purchase $2,000,000 of capital equipment from various vendors. Such equipment will be purchased and become operational during 2006.

Consulting and employment agreements; deferred compensation:

The Company has been a party to an employment agreement with its Chairman, President and Chief Executive Officer that provides him with a minimum annual salary of $240,000 for an initial term and automatically renews for successive twelve-month periods thereafter unless terminated pursuant to the terms of the agreement. On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter $280,000. Interest on the loan will be calculated at a variable interest rate based on the prime rate, payable in accordance with Mr. Carter's employment agreement. Each year the Company will forgive 20% of the amount due under this loan and the accrued interest thereon. During 2005, the Company forgave $56,000 of principal and $3,000 of accrued interest and paid a tax gross-up benefit of $4,300. During 2004, the Company forgave $56,000 of principal and $4,500 of accrued interest and paid $6,100 for a tax gross-up benefit. During 2003, the Company forgave $56,000 of principal and $7,000 of accrued interest and paid a tax gross-up benefit of $8,300. This loan was fully satisfied in 2005.

A subsidiary of the Company entered into an employment agreement with the Founder and President Emeritus of FMI that provides for a minimum annual salary of $150,000 (Canadian). The term of the agreement ended on August 26, 2004 and was extended through January 27, 2006. It was subsequently extended until August 2006 at a minimum annual salary of $120,000 (Canadian).

The Company entered into a consulting agreement on January 1, 1998 with a director of the Company. The term of the consulting agreement, which initially ended on January 1, 1999, automatically renews for successive twelve-month periods until terminated pursuant to the terms of the agreement. The consulting agreement provides this director with an annual fee of $36,000 for his services.

The Company is party to a retirement agreement effective January 1997, with its former Vice President, Secretary and Controller, that provides him with annual payments of $30,000 for ten years. This agreement will terminate in December 2006.

In connection with certain of these consulting and retirement agreements that extend beyond one year described above, the Company is obligated to make the following deferred compensation payments:

2006	$36,000
2007	9,000
2008	9,000
2009	9,000
Total estimated future deferred compensation	63,000
Less amount representing interest	8,000
Present value of deferred compensation	$55,000

Litigation:

The Company is a party to lawsuits, arising from the normal course of business. It is the opinion of management, that the disposition of these various lawsuits will not have a material adverse effect to the consolidated financial position or results of operations of the Company.

11.    Restructurings and related charges

During 2003 the Company reduced its headcount by 14 persons, principally involved in production, manufacturing support, sales and administration. The Company recorded personnel restructuring

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

11.    Restructurings and related charges (continued)

charges of $160,000, consisting of severance and certain other personnel costs, during the last three quarters of 2003. Such charges increased the net loss by $.05 per share. The Company paid $129,000 of these restructuring charges in 2003. Substantially all of the remaining 2003 restructuring charges were paid in 2004.

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

On December 13, 2004 Infineon Technologies AG (‘‘Infineon’’), at such time a 15.2% holder of the Company’s common stock, sold 475,000 shares of the Company’s common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig G. Kuttner, purchased shares representing an aggregate of approximately 9.6% of the Company’s common stock. Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the Company.

In connection with the transaction, the Company and Infineon terminated the Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000, as amended, which provided that the Company would design, develop and produce exclusively for Infineon certain Multi-Mix® products that incorporate active RF power transistors for use in certain wireless basestation applications, television transmitters and certain other applications that are intended for Bluetooth tranceivers.

DuPont and the four purchasers above hold registration rights which currently give them the right to register an aggregate of 1,003,413 shares of Common Stock of the Company.

13.    Related party transactions

In May 1998, the Company sold 22,000 shares of Common Stock to Mason N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $11.60 per share, which approximated the average closing price of the Company's Common Stock during the first quarter of 1998. The Company lent Mr. Carter $255,000 in connection with the purchase of these shares and combined that loan with a prior loan to Mr. Carter in the amount of $105,000. The resulting total principal amount of $360,000 was payable May 4, 2003 and bore interest at a variable interest rate based on the prime rate. This loan was further amended on July 29, 2002. Accrued interest of $40,000 was added to the principal, bringing the principal amount of the loan to $400,000, the due date was extended to May 4, 2006, and interest (at the same rate as was previously applicable) is now payable monthly. Mr. Carter has pledged 33,000 shares of Common Stock as security for this loan, which is a full-recourse loan (see note 15).

On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate, payable in accordance with Mr. Carter's employment agreement. Each year the Company is required to forgive 20% of the amount due under this loan and the accrued interest thereon. During 2005, the Company forgave $56,000 of principal and $3,000 of accrued interest and paid a tax gross-up benefit of $4,300. During 2004, the Company forgave $56,000 of principal and $4,500 of accrued interest and paid $6,100 for a tax gross-up benefit. During 2003, the Company forgave $56,000 of principal and $7,000 of accrued interest and paid a tax gross-up benefit of $8,300. This loan was fully satisfied in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

13.    Related party transactions (continued)

During fiscal years 2005, 2004 and 2003, respectively, the Company's General Counsel, Katten Muchin Rosenman LLP, was paid $243,000, $288,000 and $359,000 for providing legal services to the Company. A director of the Company is Counsel to the firm of Katten Muchin Rosenman LLP but does not share in any fees paid by the Company to the law firm.

During fiscal years 2005, 2004 and 2003, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $5,000, $8,000 and $40,000 to these companies during 2005, 2004 and 2003, respectively. A director of the Company is the Chairman and Chief Executive Officer of each of these companies.

During fiscal year 2003 a director of the Company was paid $12,000 for providing financial-related consulting services to the Company. This agreement terminated in April 2003.

During each of fiscal years 2005, 2004 and 2003, a director of the Company was paid $36,000 for providing technology-related consulting services to the Company.

During fiscal years 2005, 2004 and 2003, respectively, DuPont Electronic Technologies (‘‘DuPont’’), a stockholder, was paid $54,000, $84,000 and $109,000 for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. A director of the Company is an officer of DuPont, but does not share in any of these payments.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit Committee receives an annual fee of $2,500 for his services in such capacity. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2001 Stock Option Plan, each non-employee director is granted an immediately exercisable option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Each such option has an exercise price equal to the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. On June 21, 2005, non-qualified stock options to purchase an aggregate of 2,500 shares were issued to each of seven directors at an exercise price of $8.95 per share.

14.    Stockholder Rights Plan

On March 5, 1999, the Board of Directors of the Company approved a stockholder rights plan and declared a dividend of one common share purchase right (a ‘‘Right’’) for each outstanding share of Common Stock of the Company. The dividend was payable on March 19, 1999 (the ‘‘Record Date’’) to stockholders of record as of the close of business on that date. Each Right will entitle the holder to purchase from the Company, upon the occurrence of certain events, one share of Common Stock for $25.00.

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

15.    Subsequent Event

On March 29, 2006, the Company entered into an agreement with Mason N. Carter, Chairman, President and Chief Executive Officer of the Company, to purchase 42,105 shares of the Company's

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, January 1, 2005 and January 3, 2004  — (Continued)

15.    Subsequent Event (continued)

common stock owned by Mr. Carter at a purchase price of $9.50 per share (the closing price of the common stock on March 29, 2006) resulting in a total purchase price for the shares of $399,998. As a condition to the Company's obligation to purchase the shares, concurrent with the Company's payment of the purchase price Mr. Carter will pay to the Company $400,000 (plus any accrued and unpaid interest) in full satisfaction of Mr. Carter's promissory note in favor of the Company dated July 29, 2002 (see note 13). The closing of this transaction is scheduled to occur on April 17, 2006.

END OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of December 31, 2005 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company's disclosure controls and procedures are effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

Pursuant to General Instruction E3 to Form 10-K, portions of information required by Items 10 through 12 and 14 and indicated below are hereby incorporated by reference to Merrimac's definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (the ‘‘Proxy Statement’’) which Merrimac will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information under the caption ‘‘Election of Directors’’ contained in the Proxy Statement with respect to the Board of Directors is incorporated herein by reference.

The following is a list of Merrimac's current executive officers, their ages and their positions. Generally, each executive officer is elected for a term of one year at the organizational meeting of the Board of Directors following the Annual Meeting of Stockholders.

NAME	AGE	POSITION
Mason N. Carter	60	Chairman, President and Chief Executive Officer
Robert V. Condon	59	Vice President, Finance, Treasurer, Secretary and Chief Financial Officer
Richard E. Dec	63	Vice President, Corporate Relations
Rocco A. DeLillo	38	Vice President, Research and Development
Michael M. Ghadaksaz	51	Vice President, Market Development
Reynold K. Green	47	Vice President and Chief Operating Officer
Jayson E. Hahn	38	Vice President, Information Technology and Chief Information Officer
James J. Logothetis	46	Vice President and Chief Technology Officer
Adriana Mazza	54	Vice President, Human Resources
Michael Pelenskij	45	Vice President, Manufacturing

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

Mr. DeLillo was appointed Vice President, Research and Development in September 2003, after serving as Vice President, Engineering since November 2002. He served as Vice President of Research and Development from September 2002 to November 2002. Prior to September 2002 he was Director of Research and Development since 1999. He joined the Company in March 1998 as a Senior Research and Development Engineer.

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

Mr. Logothetis was appointed Vice President and Chief Technology Officer in March 2002. Mr. Logothetis was appointed Vice President, Multi-Mix® Engineering in May 1998, after rejoining

Merrimac in January 1997 to serve as Director, Advanced Technology. Prior to rejoining Merrimac, he served as a director for Electromagnetic Technologies, Inc. in 1995 and became Vice President of Microwave Engineering at such corporation in 1996. From 1984 through 1994, Mr. Logothetis had various engineering positions with Merrimac including Group Manager, Engineering.

Mrs. Mazza was appointed Vice President, Human Resources in December 2005, after serving as Manager of Human Resources of the Company from September 2002 to December 2005. She joined the Company in May 2000, serving in various human resource capacities until September 2002. Prior to joining Merrimac, she worked for Monroe Systems for Business, a division of Litton Industries; Exxon Office System, a division of Exxon Corporation and did private consulting work in both profit and nonprofit capacities.

Mr. Pelenskij was appointed Vice President Manufacturing in January 2000 after serving as Director of Manufacturing of the Company from January 1999 to January 2000. Prior to January 1999, Mr. Pelenskij held the positions of Manager of Screened Components, RF Design Engineer, and District Sales Manager at the Company since joining the Company in 1993.

Information under the caption ‘‘Section 16 (a) Beneficial Ownership Reporting Compliance’’ contained in the Proxy Statement relating to compliance with Section 16 of the Exchange Act is incorporated herein by reference.

The Company has adopted a code of ethics that applies to its chief executive officer and chief financial officer, its principal executive officer and principal financial officer, respectively, and all of the Company’s other officers, directors and employees. The Company makes its code of ethics available free of charge through its internet website, www.merrimacind.com. The Company will disclose on its web site at www.merrimacind.com amendments to or waivers from its code of ethics within four business days following the date of any such amendment or waiver.

ITEM 11.	EXECUTIVE COMPENSATION

Information called for by Item 11 is set forth under the heading ‘‘Executive Compensation’’ in the Proxy Statement, which information is incorporated herein by reference.

On March 29, 2006, the Compensation Committee of the Board of Directors of the Company adopted the Company's Amended and Restated Severance Plan (which replaces the previous plan adopted in September 2003) for certain key executives. The plan provides, among other things, that if an executive is terminated by the Company without "cause" or the executive resigns for "good reason" (as such terms are defined in the plan) within 12 months following a "change in control" (as defined therein) the Company, or any successor to the Company, is obligated to pay to the executive one or two times (as determined by the Compensation Committee) his annual base salary and to continue to provide health insurance benefits for 24 months (to the extent not covered by any new employer). All payments under the plan will be payable at such times as determined by the Compensation Committee provided that all such payments are made prior to the later of (1) March 15 of the calendar year following the year in which the termination occurs and (2) two and one-half months after the end of the Company's year end in which such termination occurred. All payments will be made so as to comply with Section 409A of the Internal Revenue Code. In connection with any payment under the plan, the Compensation Committee may require that the executive enter into such non-competition/non-solicitation and confidentiality agreements as it deems appropriate. If an executive has entered into an agreement with the Company, which agreement covers the subject matter of the plan, such agreement will govern so that the executive will not be entitled to payments under both the agreement and the plan. The plan is attached as Exhibit 10(z) to this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information called for by Item 12 is set forth under the heading ‘‘Share Ownership of Directors, Executive Officers and Certain Stockholders’’ contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information called for by Item 13 is set forth under the subheading ‘‘Certain relationships and related transactions’’ under the caption ‘‘Executive Compensation’’ contained in the Proxy Statement, which information is incorporated herein by reference.

On March 29, 2006, the Company entered into an agreement with Mason N. Carter, its Chairman, President and Chief Executive Officer, to purchase 42,105 shares of the Company's common stock owned by Mr. Carter for a purchase price of $9.50 per share (the closing price of the common stock on March 29, 2006), resulting in a total purchase price for the shares of $399,998. As a condition to the Company's obligation to purchase the shares, concurrent with the Company's payment of the purchase price Mr. Carter will pay to the Company $400,000 (plus any accrued and unpaid interest) in full satisfaction of Mr. Carter's promissory note in favor of the Company dated July 29, 2002. The closing of this transaction is scheduled to occur on April 17, 2006. The agreement with Mr. Carter is attached as Exhibit 10(aa) to this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information called for by Item 14 is set forth under the caption ‘‘Principal Accountant Fees and Services’’ contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
3(a)	Certificate of Incorporation of Merrimac is hereby incorporated by reference to Exhibit 3(i)(b) to Post-Effective Amendment No. 2 to the Registration Statement on Form S-8 (No. 33-68862) of Merrimac dated February 23, 2001.
3(b)	By-laws of Merrimac are hereby incorporated by reference to Exhibit 3(ii)(b) to Post-Effective Amendment No. 2 to the Registration Statement on Form S-8 (No. 33-68862) of Merrimac dated February 23, 2001.
4(a)	Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 1999.
4(b)	Amendment No. 1 dated as of June 9, 1999, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1 to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 1999.
4(c)	Amendment No. 2 dated as of April 7, 2000, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 1(b) to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 10, 2000.
4(d)	Amendment No. 3 dated as of October 26, 2000, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit 2 to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 27, 2000.
4(e)	Amendment No. 4 dated as of February 21, 2001, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and Mellon Investor Services, L.L.C. (formerly known as ChaseMellon Stockholder Services, L.L.C.), as Rights Agent, is hereby incorporated by reference to Exhibit 1(d) to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2001.
4(f)	Amendment No. 5, dated February 28, 2002, to the Rights Agreement, between Merrimac and Mellon Investor Services LLC (f.k.a. ChaseMellon Shareholder Services, L.L.C.), as Rights Agent is hereby incorporated by reference to Exhibit 99.4 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.
4(g)	Amendment No. 6, dated September 18, 2002, to the Rights Agreement, between Merrimac and Mellon Investor Services LLC, as Rights Agent is hereby incorporated by reference to Exhibit 99.3 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on October 10, 2002.
4(h)	Amendment No. 7, dated December 13, 2004, to the Rights Agreement, between Merrimac and Wachovia Bank, National Association, as successor Rights Agent, is hereby incorporated by reference to Exhibit 4.1 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10(a)	Registration Rights Agreement dated as of April 7, 2000, between Merrimac and Ericsson Holding International, B.V. is hereby incorporated by reference to Exhibit 10(b) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 1, 2000.
10(b)	Registration Rights Agreement dated October 26, 2000, between Merrimac and Ericsson Holding International, B.V. is hereby incorporated by reference to Exhibit 10(u) to Merrimac's Annual Report on Form 10-KSB dated for the year ending December 30, 2000.
10(c)	Registration Rights Agreement, dated February 28, 2002 between Merrimac and DuPont Chemical and Energy Operations, Inc., a subsidiary of E.I. DuPont de Nemours and Company is hereby incorporated by reference to Exhibit 99.3 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.
10(d)	Profit Sharing Plan of Merrimac is hereby incorporated by reference to Exhibit 10(n) to Merrimac's Registration Statement on Form S-1 (No. 2-79455).*
10(e)	1993 Stock Option Plan of Merrimac effective March 31, 1993, is hereby incorporated by reference to Exhibit 4(c) to Merrimac's Registration Statement on Form S-8 (No. 33-68862) dated September 14, 1993.*
10(f)	1997 Long-Term Incentive Plan of Merrimac is hereby incorporated by reference to Exhibit A to Merrimac's Proxy Statement filed with the Securities and Exchange Commission on April 11, 1997.*
10(g)	Resolutions of the Stock Option Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1983 Key Employees Stock Option Plan of Merrimac, the 1993 Stock Option Plan of Merrimac and the 1997 Long-Term Incentive Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(f) to Merrimac's Annual Report on Form 10-KSB for the year ending March 30, 1999.*
10(h)	Resolutions of the Stock Purchase Plan Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1995 Stock Purchase Plan of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(g)(2) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*
10(i)	Resolutions of the Board of Directors of Merrimac, adopted June 3, 1998, amending the 1996 Stock Option Plan for Non-Employee Directors of Merrimac and adjusting outstanding awards thereunder to give effect to Merrimac's 10% stock dividend paid June 5, 1998, are hereby incorporated by reference to Exhibit 10(h)(2)to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*
10(j)	Amended and Restated Employment Agreement dated as of January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*
10(k)	Amendment dated August 31, 2000 to the Amended and Restated Employment Agreement dated January 1, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-QSB for the period ending September 30, 2000.*

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
10(l)	Amended and Restated Pledge Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(c) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*
10(m)	Amended Promissory Note dated as of May 4, 1998, executed by Mason N. Carter in favor of Merrimac is hereby incorporated by reference to Exhibit 10(l) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*
10(n)	Registration Rights Agreement dated as of May 4, 1998, between Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(e) to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 4, 1998.*
10(o)	Consulting Agreement dated as of January 1, 1998, between Merrimac and Arthur A. Oliner is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending April 4, 1998.*
10(p)	Separation Agreement dated as of December 31, 1998, between Merrimac and Eugene W. Niemiec is hereby incorporated by reference to Exhibit 10(p) to Merrimac's Annual Report on Form 10-KSB for the year ending January 2, 1999.*
10(q)	Stockholder's Agreement dated as of October 30, 1998, between Merrimac and Charles F. Huber II is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending October 3, 1998.
10(r)	Shareholder's Agreement dated as of June 3, 1999, among Merrimac, William D. Witter, Inc. and William D. Witter is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending July 3, 1999.
10(s)	2001 Key Employee Incentive Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63434) dated June 20, 2001.*
10(t)	2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63436) dated June 20, 2001.*
10(u)	2001 Stock Purchase Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63438) dated June 20, 2001.*
10(v)	2001 Amended and Restated Stock Option Plan is hereby incorporated by reference to Exhibit 4(i) to Merrimac's Quarterly Report on Form 10-QSB for the period ending June 30, 2001.*
10(w)	Financing Agreement, dated October 8, 2003, between Merrimac and The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(qq) to Merrimac’s Form 10-QSB for the period ending September 27, 2003.
10(x)	Trademark and Patent Security Agreement, dated October 8, 2003, between Merrimac and The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(rr) to Merrimac’s Form 10-QSB for the period ending September 27, 2003.
10(y)	Mortgage and Security Agreement, dated October 8, 2003, by Merrimac in favor of The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(ss) to Merrimac’s Form 10-QSB for the period ending September 27, 2003.
10(z)+	Merrimac Severance Plan, as adopted March 29, 2006 and replaces the September 17, 2003 Severance Plan.*
10(aa)+	Stock Purchase Agreement, dated March 29, 2006, between Merrimac and Mason N. Carter.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
21+	Subsidiaries of Merrimac.
23.1+	Consent of Independent Registered Public Accounting Firm Grant Thornton LLP.
23.2+	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP.
31.1+	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

+	Indicates that exhibit is filed as an exhibit hereto.

MERRIMAC INDUSTRIES, INC. AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
Deducted from asset accounts:
For the 2003 fiscal year ended January 3, 2004
Allowance for doubtful accounts(a)	$40	$17	$—	$7	(d)	$50
Reserve for inventory obsolescence(b)	$1,088	$253	$—	$300		$1,041
Reserve for cost overruns(b)	$146	$601	$—	$—		$747
Restructuring charges(c)	$179	$160	$—	$236		$103
Warranty reserve(c)	$150	$—	$—	$—		$150
Valuation allowance on deferred tax assets	$1,350	$496	$—	$—		$1,846
Deducted from asset accounts:
For the 2004 fiscal year ended January 1, 2005
Allowance for doubtful accounts(a)	$50	$30	$—	$21	(d)	$59
Reserve for inventory obsolescence(b)	$1,041	$211	$—	$211		$1,041
Reserve for cost overruns(b)	$747	$168	$—	$14		$901
Restructuring charges (c)	$103	$—	$—	$93		$10
Warranty reserve(c)	$150	$28	$—	$—		$178
Valuation allowance on deferred tax assets	$1,846	$—	$—	$391		$1,455
Deducted from asset accounts:
For the 2005 fiscal year ended December 31, 2005
Allowance for doubtful accounts(a)	$59	$(9)	$—	$—		$50
Reserve for inventory obsolescence(b)	$1,041	$99	$—	$106		$1,034
Reserve for cost overruns(b)	$901	$(851)	$—	$—		$50
Restructuring charges(c)	$10	$—	$—	$10		$—
Warranty reserve(c)	$178	$(10)	$—	$—		$168
Valuation allowance on deferred tax assets	$1,455	$270	$—	$165		$1,560

(a)	Included in accounts receivable.

(b)	Included in inventory.

(c)	Included in accrued liabilities.

(d)	Comprised of uncollected accounts charged against the allowance.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMAC INDUSTRIES, INC. (Registrant)
Date: March 31, 2006	By:	/s/ Mason N. Carter
Mason N. Carter Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Title
/s/ Mason N. Carter (Mason N. Carter)	March 31, 2006	Chairman, President and Chief Executive Officer (Principal executive officer and Director)
/s/ Albert H. Cohen (Albert H. Cohen)	March 24, 2006	Director
/s/ Edward H. Cohen (Edward H. Cohen)	March 29, 2006	Director
/s/ Fernando L. Fernandez (Fernando L. Fernandez)	March 25, 2006	Director
/s/ Joel H. Goldberg (Joel H. Goldberg)	March 21, 2006	Director
/s/ David B. Miller (David B. Miller)	March 21, 2006	Director
/s/ Arthur A. Oliner (Arthur A. Oliner)	March 29, 2006	Director
/s/ Harold J. Raveché (Harold J. Raveché)	March 21, 2006	Director
/s/ Robert V. Condon (Robert V. Condon)	March 31, 2006	Vice President, Finance, Treasurer, Secretary and Chief Financial Officer (principal financial and accounting officer)