Form 10-Q
period 2006-04-01
MERRIMAC INDUSTRIES INC
filed 2006-05-16
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended April 1, 2006

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

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

As of May 12, 2006, there were 3,136,135 shares of Common Stock, par value $0.01 per share, outstanding.

                            MERRIMAC INDUSTRIES, INC.
                               41 Fairfield Place
                             West Caldwell, NJ 07006

                                      INDEX

                                                                            Page
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

   Consolidated Statements of Operations and Comprehensive Income (Loss)
          for the Quarters Ended April 1, 2006 and April 2, 2005
          (Unaudited)........................................................ 1

   Consolidated Balance Sheets-April 1, 2006 (Unaudited) and
          December 31, 2005.................................................. 2

   Consolidated Statement of Stockholders' Equity as of
          April 1, 2006 (Unaudited).......................................... 3

   Consolidated Statements of Cash Flows for the Quarters
          Ended April 1, 2006 and April 2, 2005 (Unaudited).................. 4

   Notes to Consolidated Financial Statements................................ 5

Item 2.   Management's Discussion and Analysis of Financial Condition

PART II.  OTHER INFORMATION

Exhibit Index ...............................................................

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MERRIMAC INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                              Quarters Ended
                                                                  -----------------------------------
                                                                   April 1, 2006       April 2, 2005
                                                                   -------------       --------------

      OPERATIONS
      Net sales                                                      $ 6,230,703         $ 7,258,335
                                                                     -----------         -----------
      Costs and expenses:
          Cost of sales                                                3,829,766           4,223,957
          Selling, general and administrative                          2,485,894           2,311,398
          Research and development                                       371,948             540,596
                                                                     -----------         -----------
                                                                       6,687,608           7,075,951
      Operating income (loss)                                           (456,905)            182,384

      Interest and other expense, net                                    (18,704)            (52,934)

      Loss on disposition of capital assets                                   --             (35,868)
                                                                     -----------         -----------

      Income (loss) before income taxes                                 (475,609)             93,582
      (Benefit) provision for income taxes                               (35,000)             10,000
                                                                     -----------         -----------

      Net income (loss)                                              $  (440,609)        $    83,582
                                                                     ===========         ===========

      Net income (loss) per common share-basic                       $      (.14)        $       .03
                                                                     ===========         ===========

      Net income (loss) per common share-diluted                     $      (.14)        $       .03
                                                                     ===========         ===========
      Weighted average number of shares outstanding:

          Basic                                                        3,149,164           3,137,784
                                                                     ===========         ===========
          Diluted                                                      3,149,164           3,174,520
                                                                     ===========         ===========

      COMPREHENSIVE INCOME (LOSS)

      Net income (loss)                                               $ (440,609)        $    83,582
      Comprehensive income:
          Foreign currency translation adjustment                         (8,709)            (58,694)
                                                                     -----------         -----------
      Comprehensive income (loss)                                     $ (449,318)        $    24,888
                                                                     ===========         ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                         April 1, 2006     December 31, 2005
                                                                         -------------     -----------------
                                                                          (UNAUDITED)           (AUDITED)

ASSETS
Current assets:
  Cash and cash equivalents                                                $ 3,302,525         $ 4,081,330
  Restricted cash                                                            1,500,000                  --
  Accounts receivable, net                                                   5,405,000           5,309,786
  Income tax refunds receivable                                                418,700             418,420
  Inventories, net                                                           4,223,659           3,709,567
  Other current assets                                                         653,539             692,832
  Deferred tax assets                                                          140,000             140,000
                                                                           -----------         -----------
                  Total current assets:                                     15,643,423          14,351,935
                                                                           -----------         -----------
Property, plant and equipment                                               39,330,224          38,708,486
  Less accumulated depreciation and amortization                            25,395,853          24,735,905
                                                                           -----------         -----------
Property, plant and equipment, net                                          13,934,371          13,972,581

Restricted cash                                                                     --           1,500,000
Other assets                                                                   634,537             614,553
Deferred tax assets                                                            481,000             482,000
Goodwill                                                                     3,497,146           3,501,193
                                                                           -----------         -----------
                  Total Assets:                                            $34,190,477         $34,422,262
                                                                           ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                        $ 2,608,110         $   907,895
  Accounts payable                                                           1,118,158           1,161,199
  Accrued liabilities                                                        1,659,249           1,545,407
  Customer deposits                                                            974,080             863,582
  Deferred income taxes                                                         20,000              20,000
                                                                           -----------         -----------
                  Total current liabilities:                                 6,379,597           4,498,083
Long-term debt, net of current portion                                         298,343           2,071,299
Deferred compensation                                                           16,657              19,692
Deferred liabilities                                                                --               2,720
Deferred tax liabilities                                                       140,000             140,000
                                                                           -----------         -----------
                  Total liabilities.                                         6,834,597           6,731,794
                                                                           -----------         -----------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, par value $.01 per share:
     Authorized: 1,000,000 shares
     No shares issued
  Common stock, par value $.01 per share:
     20,000,000 shares authorized; 3,238,862 and 3,228,715 shares issued;
     and 3,156,762 and 3,146,615 shares outstanding, respectively               32,389              32,287
  Additional paid-in capital                                                18,937,981          18,823,353

  Retained earnings                                                          8,000,669           8,441,278
  Accumulated other comprehensive income                                     1,358,707           1,367,416
                                                                           -----------         -----------
                                                                            28,329,746          28,664,334

  Less treasury stock, at cost - 82,100 shares                                (573,866)           (573,866)

  Less loan to officer-stockholder                                            (400,000)           (400,000)
                                                                           -----------         -----------
                  Total stockholders' equity                                27,355,880          27,690,468
                                                                           -----------         -----------
                  Total Liabilities and Stockholders' Equity               $34,190,477         $34,422,262
                                                                           ===========         ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           QUARTER ENDED APRIL 1, 2006
                                   (UNAUDITED)

                                                                                  Accumulated
                                                       Additional                    Other
                                    Common Stock        Paid-in      Retained    Comprehensive
                                 Shares      Amount    Capital(A)    Earnings       Income
                             ------------------------------------------------------------------

Balance, December 31, 2005..    3,228,715   $32,287   $18,823,353   $8,441,278    $1,367,416
Net loss....................                                          (440,609)
Share-based compensation....                               43,667
Stock Purchase Plan sales...        8,347        84        58,629
Exercise of stock options...        1,800        18        12,332
Foreign currency translation                                                          (8,709)
                             ------------------------------------------------------------------
Balance, April 1, 2006......    3,238,862   $32,389   $18,937,981   $8,000,669    $1,358,707
                             ==================================================================

                                                       Loan to
                                 Treasury  Stock      Officer-
                                 Shares    Amount    Stockholder      Total
                             -------------------------------------------------

Balance, December 31, 2005..     82,100  $(573,866)   $(400,000)   $27,690,468
Net loss....................                                          (440,609)
Share-based compensation....                                            43,667
Stock Purchase Plan sales...                                            58,713
Exercise of stock options...                                            12,350
Foreign currency translation                                            (8,709)
                             -------------------------------------------------
Balance, April 1, 2006......     82,100  $(573,866)   $(400,000)   $27,355,880
                             =================================================

(A) Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Quarters Ended
                                                                    ----------------------------
                                                                    April 1, 2006  April 2, 2005
                                                                    -------------  -------------

Cash flows from operating activities:
  Net income (loss)                                                   $ (440,609)    $   83,582
  Adjustments to reconcile net income (loss) to net cash (used
  in) provided by operating activities:
      Depreciation and amortization                                      662,728        764,495
      Amortization of deferred financing costs                            12,480         12,480
      Share-based compensation                                            43,667             --
      Loss on disposition of assets                                           --         35,868
      Deferred and other compensation                                        860          1,437

      Changes in operating assets and liabilities:
          Accounts receivable                                            (82,955)       251,702
          Income tax refunds receivable                                     (485)         3,758
          Inventories                                                   (514,563)      (363,269)
          Other current assets                                            39,303        (86,327)
          Other assets                                                   (10,752)        29,559
          Accounts payable                                              (133,809)       (20,232)
          Accrued liabilities                                             99,578       (325,213)
          Customer deposits                                              110,498        (43,688)
          Income taxes payable                                                --          7,657
          Deferred compensation                                           (3,895)       (10,904)
          Other liabilities                                               (2,720)        (7,813)
                                                                      ----------     ----------
Net cash (used in) provided by operating activities                     (220,674)       333,092
                                                                      ----------     ----------

Cash flows from investing activities:
   Purchases of capital assets                                          (552,338)      (244,963)
                                                                      ----------     ----------

Net cash used in investing activities                                   (552,338)      (244,963)
                                                                      ----------     ----------

Cash flows from financing activities:
   Repayment of borrowings                                              (232,902)      (389,111)
   Borrowings under revolving credit facility                                 --        161,017
   Borrowings from revolving lease line                                  159,988        230,753
   Proceeds from the exercise of stock options                            12,350         20,000
   Proceeds from Stock Purchase Plan sales                                58,713         11,749
                                                                      ----------     ----------

Net cash (used in) provided by financing activities                       (1,851)        34,408
                                                                      ----------     ----------

Effect of exchange rate changes                                           (3,942)         5,282
                                                                      ----------     ----------

Net (decrease) increase in cash and cash equivalents                    (778,805)       127,819
Cash and cash equivalents at beginning of year                         4,081,330      2,166,481
                                                                      ----------     ----------

Cash and cash equivalents at end of period                            $3,302,525     $2,294,300
                                                                      ==========     ==========
Supplemental disclosures of cash flow information:
     Cash paid during the period for:
     Income taxes                                                     $       --     $  120,000
                                                                      ==========     ==========
     Interest on credit facilities                                    $   67,507     $   69,133
                                                                      ==========     ==========
Non-cash activities:
      Unpaid purchases of capital assets                              $  150,000     $       --
                                                                      ==========     ==========
      Uncollected proceeds from disposition of capital assets         $       --     $  295,000
                                                                      ==========     ==========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by generally accepted accounting principles for a full fiscal year. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of
April 1, 2006 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the
Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The
Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company's very limited experience with these contracts. No revenue was recognized related to cost-reimbursement contracts during the first quarter of 2006 or 2005, respectively.

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

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at April 1, 2006 and
December 31, 2005 was attributable solely to the effects of foreign currency translation.

5. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, SFAS No. 151, "Inventory Costs (An amendment of ARB No. 43,
Chapter 4)," was issued. SFAS No. 151 amends Accounting Research Bulletin
("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on normal capacity of the production facilities. The Company adopted SFAS No. 151 on January 1,
2006. The adoption of SFAS No. 151 did not have a material impact on its financial position and results of operations.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The FASB has issued FASB Staff Position No. 109-1, "Application of FASB
Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on
Qualified Production Activities by the American Jobs Creation Act of 2004." On
October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction for up to 9 percent (when fully phased in) of the lesser of (a) "qualified production activities income," or (b)
taxable income (after the deduction for the utilization of any net operating loss carryforwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109. The FASB staff believes that the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company will be utilizing its net operating loss carryforwards to offset domestic taxable income, thus the Company does not anticipate this provision will have an impact on its financial position and results of operations in 2006.

In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections, a
replacement of APB Opinion No. 20 and FASB Statement No. 3," was issued. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. This standard applies to voluntary changes in existing accounting principles and to new accounting standards that do not specify the transition requirements upon adoption of those standards. Except for changes in depreciation methods, this standard will require retrospective application of the new accounting principle to previous periods reported rather than presenting the cumulative effect of the change as of the beginning of the period of the change. Changes in depreciation methods will be applied on a prospective basis, meaning the effects of the change will be reflected only in current and future periods. Corrections of errors will be reported by restating previously issued financial statements. The Company adopted SFAS No. 154 as of the beginning of the 2006 fiscal year. The adoption of SFAS No. 154 did not have a material impact on its financial position or results of operations.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP
123R-3"), "Transition Election Related to Accounting for the Tax Effects of
Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC
Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The
Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods; however, neither alternative would have an impact on the Company's results of operations or financial condition for the quarter ended April 1, 2006, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R.

6. SHARE-BASED COMPENSATION

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No.
123(revised 2004), "Share-Based Payment" ("SFAS No. 123R") which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of
SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated. Total share-based compensation expense recorded in the
Consolidated Statement of Operations for the quarter ended April 1, 2006 is
$44,000. The impact on both basic and diluted net income per common share for the quarter ended April 1, 2006 was $.01 per share.

For the quarter ended April 1, 2006, share-based compensation expense related to the 2001 Employee Stock Purchase Plan and the various stock option plans was allocated as follows:

Cost of sales ................................................ $ 11,000
Selling, general and administrative ..........................   33,000
                                                               --------
Total share-based compensation ............................... $ 44,000
                                                               ========

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to adopting SFAS No. 123R on January 1, 2006, the Company's share-based compensation expense was accounted for under the recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock-Based Compensation" and
related interpretations. For the quarter ended April 2, 2005, no share-based compensation expense is reflected in net income, as all options granted under the Company's stock option plans had an exercise price equal to the underlying common stock price on the date of the grant. The following table illustrates the effect on net income and net income per common share for the quarter ended April
2, 2005, as if the Company had applied the fair value recognition provisions for share-based employee compensation of SFAS 123R:

                                                          Quarter Ended
                                                          -------------
                                                          April 2, 2005

      Net income - as reported                            $      83,582
           Plus: stock-based compensation
           expense included in reported net income                   --
      Less: Stock-based compensation expense determined
      using the fair value method                               (33,000)
                                                          -------------

      Net income - pro forma                              $      50,582
                                                          =============

      Basic net income per share:
           As reported                                    $         .03
           Pro forma                                      $         .02
      Diluted net income per share:
           As reported                                    $         .03
           Pro forma                                      $         .02

The fair value of each of the options granted in 2005 was estimated on the date of grant using the Black-Scholes option valuation model.

The following weighted average assumptions were utilized:

                                                           2005
                                                           -----
              Expected option life (years)                   1.0

              Expected volatility                          25.00%

              Risk-free interest rate                       3.50%

              Expected dividend yield                       0.00%

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

Stock Option and Employee Stock Purchase Plans:

At April 1, 2006, the Company maintains share-based compensation arrangements under the following plans: (i) 1993 Stock Option Plan; (ii) 1997 Long Term
Incentive Plan; and (iii) 2001 Stock Option Plan. In addition, non-qualified options for the purchase of a total of 33,000 shares remained outstanding and exercisable at $10.00 per share expiring September 1, 2006, as a result of grants by the Board of Directors in 1996 to non-employee directors at fair market value on the date of grant.

At April 1, 2006 there were 416,684 options outstanding under these plans of which 407,084 were exercisable. 19,700 options were available for future grant under the 2001 Stock Option Plan. No options were available for future grant under the 1993 Stock Option Plan and the 1997 Long Term Incentive Plan.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of all stock option activity and information related to all options outstanding follows:

                                                     Weighted
                                                     average    Shares
                                                     exercise  or price
                                                      price    per share
                                                     -------------------
Outstanding at January 1, 2005 ..................... $  9.81     431,766
Granted ............................................    9.00      42,600
Exercised ..........................................    4.16      (5,300)
Cancelled ..........................................    9.49     (38,197)
                                                     -------------------
Outstanding at December 31, 2005 ...................    9.83     430,869

Granted ............................................      --          --
Exercised ..........................................    6.86      (1,800)
Cancelled ..........................................   10.25     (12,385)
                                                     -------------------
Outstanding at April 1, 2006 .......................    9.83     416,684
                                                     -------------------
Option price range at end of period                      $3.10-$17.00
                                                     -------------------

The following table sets forth information as of April 1, 2006 regarding weighted average exercise prices, weighted average remaining contractual lives and remaining outstanding options under the various stock option plans sorted by range of exercise price:

                      Options Outstanding                              Options Exercisable
---------------------------------------------------------------    ----------------------------
                                 Weighted      Weighted Average                     Weighted
Options           Number         Average          Remaining          Number         Average
Price Range     Outstanding   Exercise Price   Contractual Life    Exercisable   Exercise Price
-----------     -----------   --------------   ----------------    -----------   ---------------

$3.10-$7.00        91,300         $ 6.01          4.5 years           91,300         $ 6.01
$7.01-$10.00      154,294         $ 9.25          5.2 years          147,444         $ 9.26
$10.01-$13.00      91,790         $11.03          1.6 years           91,790         $11.03
$13.01-$17.00      79,300         $13.95          3.9 years           76,550         $13.96

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

A summary of stock purchase plan subscription activity follows:

                                                        Weighted
                                                        average    Shares
                                                        exercise  or price
                                                         price    per share
                                                        -------------------
Subscribed at January 1, 2005 .......................   $  5.36      33,176
Subscribed ..........................................      7.48      22,694
Purchased ...........................................      5.36      (8,345)
Cancelled ...........................................      6.80      (3,478)
                                                        -------------------
Subscribed December 31, 2005 ........................   $  6.34      44,047
                                                        -------------------
Subscribed ..........................................        --          --
Purchased ...........................................      7.03      (8,347)
Cancelled ...........................................      5.36        (682)
                                                        -------------------
Subscribed April 1, 2006 ............................   $  6.19      35,018
                                                        -------------------
Subscription price
 range end of year ..................................      $5.36 - $7.48
                                                        -------------------

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

New Share-Based Compensation Plans:

On April 26, 2006, the Board of Directors adopted, subject to stockholder approval, three new share-based compensation programs as follows: (i) 2006 Stock
Option Plan; (ii) 2006 Key Employee Incentive Plan; and (iii) 2006 Non-Employee
Directors' Stock Plan.

The 2006 Stock Option Plan authorizes the grant of an aggregate of 500,000 shares of Common Stock to employees, directors and consultants of the Company.
Under the 2006 Stock Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986 ("Code"), and/or non-qualified stock options. The purposes of the 2006
Stock Option Plan are to attract, retain and motivate employees, compensate consultants, and to enable employees, consultants and directors, including non-employee directors, to participate in the long-term growth of the Company by providing for or increasing the proprietary interests of such persons in the
Company, thereby assisting the Company to achieve its long-range goals. The 2006
Stock Option Plan is intended to replace the 2001 Stock Option Plan, which will be terminated if the 2006 Stock Option Plan is approved by stockholders.

The 2006 Stock Option Plan may be terminated, amended, altered, or discontinued
at any time by the Board, but no amendment may impair the rights of a participant without the participant's consent, subject to the terms of the 2006
Stock Option Plan. In addition, the 2006 Stock Option Plan may not be amended without the approval of the Company's stockholders to the extent such approval is required by law or listing requirement on which the Company's equity securities are publicly traded. Options may not be granted under the 2006 Stock
Option Plan after March 28, 2016, or earlier as the Compensation Committee may determine.

The 2006 Key Employee Incentive Plan replaces the 2001 Key Employee Incentive
Plan, which terminated on April 20, 2006. The purpose of the 2006 Key Employee
Incentive Plan is to give the Company a competitive advantage in retaining and motivating key officers and employees and to provide the Company and its subsidiaries with a stock plan providing incentives linked to increases in stockholder value.

The 2006 Key Employee Incentive Plan is substantially similar to the 2001 Key
Employee Incentive Plan. The changes primarily relate to updating for changes in applicable tax law and to raise the target market capitalization levels to be achieved by the Company in order for the 2006 Key Employee Incentive Plan participants to receive the benefits of the 2006 Key Employee Incentive Plan.

The number of Restricted Shares issued under the 2006 Key Employee Incentive
Plan will depend on whether the Company achieves certain target market capitalizations during the five-year period beginning on March 29, 2006 (the
"Effective Date"). If the Company attains or achieves an average market capitalization equal to or greater than $58,000,000 during any six-month period during the five-year period beginning on the Effective Date (the "$58,000,000
Market Capitalization"), then each participant who shall still be in the employ of the Company on the last day of such six-month period will be issued the number of Restricted Shares determined by multiplying (a) his or her Award
Percentage, (b) 5% and (c) the average market capitalization during such six-month period and dividing the product by the average fair market value of the Common Stock during such six-month period.

If the Company attains or achieves an average market capitalization equal to or greater than $93,000,000 over the course of any six-month period during the five-year period beginning on the Effective Date (the "$93,000,000 Market
Capitalization"), then each participant who shall still be in the employ of the
Company on the last day of such six-month period will be awarded the number of
Restricted Shares determined by multiplying (a) his or her Award Percentage, (b)
5% and (c) the average market capitalization during such six-month period and dividing the product by the average fair market value of the Common Stock during such six-month period. Such six-month periods may be, in whole or in part, coterminous with, the six-month period in which the $58,000,000 Market
Capitalization is achieved. In no event can Restricted Shares be issued upon attainment of either the $58,000,000 Market Capitalization or the $93,000,000
Market Capitalization more than once during the five-year term of the 2006 Key
Employee Incentive Plan.

In the event of a Change in Control prior to the achievement of the $58,000,000
Market Capitalization, the $58,000,000 Market Capitalization will be deemed to be achieved if the number of outstanding shares of Common Stock (calculated on a fully diluted basis) on the date of the Change in Control multiplied by the fair market value determined as of the date of the Change of Control is equal to or greater than $58,000,000, and in the event it is achieved, each participant will be granted the number of Restricted Shares determined by multiplying (i) such participant's Award Percentage, (ii) 5% and (iii) the Change in Control Market
Capitalization

and dividing the product by the Change in Control Price. Similarly, the
$93,000,000 Market Capitalization will be deemed to be achieved if such number of shares on the date of the Change of Control multiplied by the fair market value as of the date of the Change of Control is equal to or greater than
$93,000,000, and in the event it is achieved, each participant will be granted the number of Restricted Shares determined by multiplying (i) such participant's
Award Percentage, (ii) (A) if the $58,000,000 Market Capitalization shall have previously been achieved, 5% or (B) if the $58,000,000 Market Capitalization shall not have previously been achieved, 10% and (iii) the Change in Control
Market Capitalization and dividing the product by the Change in Control Price.

The maximum value of an award of Restricted Shares which may be issued to any participant upon achievement (or deemed achievement) of the $58,000,000 Market
Capitalization is $1,500,000 (based on the fair market value on the date of issuance of such shares). The maximum value of an award of Restricted Shares which may be issued to any participant upon achievement (or deemed achievement)
of the $93,000,000 Market Capitalization is $3,500,000 (based on the fair market value of the Common Stock on the date of issuance of the Restricted Shares). In the event a Change in Control shall occur which results in a change of control market capitalization equal to or greater than $93,000,000 prior to achievement of the $58,000,000 Market Capitalization, the maximum award would be $5,000,000.
The 2006 Key Employee Incentive Plan will terminate at the end of ten years after its Effective Date; provided that the Restricted Shares outstanding as of such date will not be affected or impaired by the termination of the 2006 Key
Employee Incentive Plan.

The 2006 Non-Employee Directors' Stock Plan is a new plan that authorizes the grant of an aggregate of 100,000 shares of Common Stock to the non-employee directors of the Company. If the plan is approved by the stockholders, each non-employee director will receive 1,500 shares of restricted stock in 2006, or such other amount as the Board of Directors may decide from year to year in the future following the Company's Annual Meeting of stockholders.

The purpose of the 2006 Non-Employee Directors' Stock Plan is to attract, retain and motivate the most capable non-employee directors, to align the interests of the Company's non-employee directors and stockholders, to compensate the non-employee directors in line with the Company's competitors, and to generally increase the effectiveness of the Company's non-employee director compensation structure, thereby assisting the Company to achieve its long-range goals. The
2006 Non-Employee Directors' Stock Plan may be terminated, amended, altered, or discontinued at any time by the Board, but no amendment may impair the rights of a participant without the participant's consent, subject to the terms of the
2006 Non-Employee Directors' Stock Plan. In addition, the 2006 Non-Employee
Directors' Stock Plan may not be amended without the approval of the Company's stockholders to the extent such approval is required by law or listing requirement on which the Company's equity securities are publicly traded. Awards may not be granted under the 2006 Non-Employee Directors' Stock Plan after
December 31, 2015, or earlier as the Board may determine.

7. GOODWILL

The changes in the carrying amount of goodwill for the periods ended April 1,
2006 and December 31, 2005 are as follows:

                                                         2006           2005
                                                      -----------   -----------
      Original balance                                $ 3,179,341   $ 3,179,341
      Accumulated amortization through 2001              (434,603)     (434,603)
      Accumulated foreign currency adjustment
      through prior year                                  756,455       633,175
      Foreign currency adjustment, current year            (4,047)      123,280
                                                      -----------   -----------
      Balance, end of period                          $ 3,497,146   $ 3,501,193
                                                      ===========   ===========

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVENTORIES

Inventories consist of the following:

                                                 April 1,     December 31,
                                                   2006           2005
                                                -----------   -----------
      Finished goods                            $   650,181   $    365,346
      Work in process                             1,984,185      1,675,747
      Raw materials and purchased parts           1,589,293      1,668,474
                                                -----------   -----------
      Total                                     $ 4,223,659   $  3,709,567
                                                ===========   ============

Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,114,000 at April 1, 2006 and $1,084,000 at December 31, 2005.

9. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at April 1, 2006 and December 31, 2005:

                                                                              April 1,     December 31,
                                                                                2006           2005
                                                                             -----------   ------------

The CIT Group/Business Credit, Inc. (A):
      Revolving line of credit, interest 1/2% above prime                             --            --
      Term loan A, due October 8, 2008, variable interest above
      LIBOR or prime                                                         $   650,000   $    725,000
      Term loan B, due October 8, 2010, variable interest above
      LIBOR or prime                                                           1,767,860      1,866,074

The Bank of Nova Scotia (B):
      Capital leases, interest 7.3%, due April 2006                               59,808         74,025
      Capital leases, interest 5.85%, due May 2006                                14,783         36,725
      Capital leases, interest 7.9%, due June 2006                                55,997         67,469
      Capital leases, interest 5.8%, due January 2010                            200,688        209,901
      Capital leases, interest 6.6%, due March 2011                              157,317             --
                                                                             -----------   ------------
                                                                               2,906,453      2,979,194
Less current portion                                                           2,608,110        907,895
                                                                             -----------   ------------

Long-term portion                                                            $   298,343   $  2,071,299
                                                                             ===========   ============

The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a
$2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. The revolving line of credit, which expires October 8, 2006, is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At April
1, 2006, the Company had available borrowing capacity under its revolving line of credit of $2,800,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 8.50%). The principal amount of Term Loan
A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 9.00%). The principal amount of Term
Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 9.00%). As of April 1, 2006, the
Company, under the terms of its agreement with CIT, had elected to convert
$650,000 of Term Loan A and $1,750,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on October 11, 2005 for six months at an interest rate of 7.54% and expired April 12, 2006. The new LIBOR interest rate options were renewed for six months at 8.4543% and will expire October 13, 2006. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the
Company's subsidiaries located in Costa Rica and Canada.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provisions of the financing agreement require the Company to maintain certain financial and other covenants. At April 1, 2006 the Company was not in compliance with one of these covenants. Due to the convenant violation, the
Company has classified the amounts owed under the financing agreement with CIT as current liabilities at April 1, 2006.

FMI has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus 3/4%. No borrowings were outstanding under this agreement at April 1, 2006.

FMI has a $1,800,000 (Canadian) revolving lease line with the Bank of Nova
Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of April 1, 2006, $570,000
(Canadian) has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2006, FMI obtained $160,000 (US) in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2005.

Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $806,000 at April 1, 2006 and $678,000 at
December 31, 2005.

10. INCOME TAXES

The current foreign tax benefit for the quarter ended April 1, 2006 represents refundable Canadian provincial tax credits for which FMI, as a technology company, has qualified.

The Company's effective tax rate for the quarter ended April 2, 2005 reflects
U.S. Federal Alternative Minimum Tax and state income taxes that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards.

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued
unchanged in 2003, 2004, 2005 and the first quarter of 2006. In 2005 the Company added a valuation allowance for certain Canadian deferred tax assets of
$270,000, because it believed that the probability of realization of such assets was uncertain. Management believes that a valuation allowance is not required for the remainder of FMI's recorded deferred tax assets as they are more likely than not to be realized.

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
These segments, and the principal operations of each, are as follows:

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Electronic components and subsystems: Design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 83% are located in the United States and 17% are located in Costa Rica. Included in such segment are the Multi-Mix(R)
Microtechnology net assets.

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
Intersegment sales and the resulting intersegment assets are principally due to intercompany sales from the microwave micro-circuitry segment to the electronic components and subsystems segment.

                                                                        Quarters Ended
                                                                  --------------------------
                                                                   April 1,       April 2,
                                                                     2006           2005
                                                                  -----------    -----------
                                                                  (In thousands of dollars)

Industry segments:
   Sales to unaffiliated customers:
      Electronic components and subsystems                        $     4,682    $     5,637
      Microwave micro-circuitry                                         1,646          1,635
      Intersegment sales                                                  (97)           (14)
                                                                  -----------    -----------
      Consolidated                                                $     6,231    $     7,258
                                                                  ===========    ===========
Income (loss) before income taxes:
   Operating income (loss):
       Electronic components and subsystems                       $      (627)   $       187
       Microwave micro-circuitry                                          170             (5)
   Interest and other expense, net                                        (19)           (52)
   Loss on disposition of assets                                           --            (36)
                                                                  -----------    -----------
       Consolidated                                               $      (476)   $        94
                                                                  ===========    ===========
Depreciation and amortization:
       Electronic components and subsystems                       $       594    $       696
       Microwave micro-circuitry                                           69             69
                                                                  -----------    -----------
       Consolidated                                               $       663    $       765
                                                                  ===========    ===========
Capital expenditures:
       Electronic components and subsystems                       $       538    $       233
       Microwave micro-circuitry                                           14             12
                                                                  -----------    -----------
       Consolidated                                               $       552    $       245
                                                                  ===========    ===========
Identifiable assets:
       Electronic components and subsystems                       $    24,095    $    25,181
       Microwave micro-circuitry                                        6,821          6,779
       Corporate                                                        3,303          2,294
       Intersegment                                                       (29)           (21)
                                                                  -----------    -----------
       Consolidated                                               $    34,190    $    34,233
                                                                  ===========    ===========

12. NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                                                        Quarters Ended
                                                                  --------------------------
                                                                   April 1,       April 2,
                                                                     2006           2005
                                                                  -----------    -----------

Net income (loss) available to common stockholders                $  (440,609)   $    83,582
                                                                  ===========    ===========

Basic net income (loss) per share
Weighted average number of shares outstanding for basic
net income per share -
Common stock                                                        3,149,164      3,137,784
Net income (loss) per share - basic                               $      (.14)   $       .03
                                                                  ===========    ===========

Diluted net income (loss) per share
Weighted average number of shares outstanding for basic
net income per share -
Common stock                                                        3,149,164      3,137,784
Effect of dilutive securities - stock options (1)                          --         36,736
                                                                  -----------    -----------

Weighted average number of shares outstanding for basic
Diluted net income (loss) per share                                 3,149,164      3,174,520
                                                                  ===========    ===========

Net income (loss) per share - diluted                             $      (.14)   $       .03
                                                                  ===========    ===========

(1)   Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

      Because of the net loss for the quarter ended April 1, 2006 approximately
      417,000 shares underlying stock options were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive. Diluted net income per share excludes 253,000 shares underlying stock options for the quarter ended April 2, 2005 as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on net income per share.

13. RELATED PARTY TRANSACTIONS

In May 1998, the Company sold 22,000 shares of Common Stock to Mason N. Carter,
Chairman, President and Chief Executive Officer of the Company, at a price of
$11.60 per share, which approximated the average closing price of the Company's
Common Stock during the first quarter of 1998. The Company lent Mr. Carter
$255,000 in connection with the purchase of these shares and combined that loan with a prior loan to Mr. Carter in the amount of $105,000. The resulting total principal amount of $360,000 was payable May 4, 2003 and bore interest at a variable interest rate based on the prime rate. This loan was further amended on
July 29, 2002. Accrued interest of $40,000 was added to the principal, bringing the new principal amount of the loan to $400,000, the due date was extended to
May 4, 2006, and interest (at the same rate as was previously applicable) is now payable monthly. Mr. Carter pledged 33,000 shares of Common Stock as security for this loan, which is a full-recourse loan.

On August 31, 2000, in connection with an amendment of Mr. Carter's employment agreement, the Company loaned Mr. Carter an additional $280,000. Interest on the loan varies and is based on the prime rate, payable in accordance with Mr.
Carter's employment agreement. Each year the Company is required to forgive 20%
of the amount due under this loan and the accrued interest thereon. During 2005, the Company forgave $56,000 of principal and $3,000 of accrued interest and paid a tax gross-up benefit of $4,300. This loan was fully satisfied in 2005.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 29, 2006, the Company entered into an agreement with Mr. Carter to purchase 42,105 shares of the Company's common stock owned by Mr. Carter at a purchase price of $9.50 per share (the closing price of the common stock on
March 29, 2006) resulting in a total purchase price for the shares of $399,998.
As a condition to the Company's obligation to purchase the shares, concurrent with the Company's payment of the purchase price Mr. Carter will pay to the
Company $400,000 (plus any accrued and unpaid interest) in full satisfaction of
Mr. Carter's promissory note in favor of the Company dated July 29, 2002. This transaction was closed on April 24, 2006.

During the first quarter of 2006, the Company's outside general counsel Katten
Muchin Rosenman LLP was paid $93,000 for providing legal services to the
Company. During the first quarter of 2005, Katten Muchin Rosenman LLP was paid
$100,000. A director of the Company is counsel to Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2006 and 2005 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $2,000 to these companies during the first quarter of 2006 and $2,000 to these companies during the first quarter of
2005. A director of the Company is the chairman and chief executive officer of these companies.

During the first quarter of 2006 and 2005, a director of the Company was paid
$9,000 for providing technology-related consulting services to the Company.

During the first quarter of 2006, DuPont Electronic Technologies ("DuPont"), a
stockholder and the employer of a director, was paid $15,000 for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002.
During the first quarter of 2005, DuPont was paid $17,000. A director of the
Company is an officer of DuPont, but does not share in any of these payments.

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

On December 13, 2004 Infineon Technologies AG ("Infineon"), at such time the beneficial owner of approximately 15% of the Company's common stock, sold
475,000 shares of the Company's common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings
LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig
G. Kuttner, purchased shares representing an aggregate of approximately 9.6% of the Company's common stock. Mr. Kuttner is a nominee for election to the
Company's Board of Directors at its 2006 Annual Meeting of Stockholders.
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

The following table provides a breakdown of our sales between these segments for the quarters ended April 1, 2006 and April 2, 2005:

                                                         Quarters Ended
                                        -------------------------------------------------
                                           April 1, 2006               April 2, 2005
                                        --------------------       ----------------------
                                                       % of                        % of
                                             $        sales             $         sales
                                        -----------   ------       -----------   --------

Electronic components and subsystems    $ 4,682,000     75.1%      $ 5,637,000      77.7%

Microwave micro-circuitry (1)           $ 1,646,000     26.4%      $ 1,635,000      22.5%

Less intersegment sales                 $   (97,000)    (1.5)%     $   (14,000)     (0.2)%
                                        -----------   ------       -----------    -------

Consolidated                            $ 6,231,000    100.0%      $ 7,258,000      100.0%
                                        ===========   ======       ===========    =======

(1)   Substantially all conducted by our Canadian subsidiary, Filtran
      Microcircuits Inc.

Merrimac is a versatile technologically oriented company specializing in miniature radio frequency lumped-element components, integrated networks, microstrip and stripline microwave components, subsystem assemblies and ferrite attenuators. Of special significance has been the combination of two or more of these technologies into single components to achieve superior performance and reliability while minimizing package size and weight. Merrimac components are today found in applications as diverse as satellites, military and commercial aircraft, radar, cellular radio systems, medical and dental diagnostic instruments and wireless Internet connectivity. Merrimac's components range in price from $0.50 to more than $10,000 and its subsystem assemblies range from
$500 to more than $1,000,000.

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

Beginning in 2005 and continuing into 2006, Merrimac focused its design and manufacturing efforts on Multi-Mix(R) multilayer subsystem products for sale to several satcom and military customers during 2005 and 2006.

In addition, in 2005 Merrimac started the design of a high power amplifier for use in basestation infrastructure, military and satcom applications. An important part of basestation infrastructure equipment is the high power transmit amplifier, which must provide extremely linear performance in order to boost signals carrying voice, data and video services without distortion.

In 2006, the Company anticipates exploiting Multi-Mix(R) advanced high power integration technology by offering new high-power subsystem assembly solutions to wireless infrastructure OEMs for size, weight, and cost reduction of base station power amplifiers. The Company believes the Resource Module will be the foundation or building block for providing Total Integrated Platform Solutions by attaching and embedding high-power semiconductor transistor die (such as;
LDMOS, SiC, GaN, SiGe, GaAs FET/MESFET and PHEMT) into 3D highly integrated multilayer modules for use in wireless infrastructure high-power amplifiers, tower top amplifiers, WiMAX base stations, radio transceivers and phased-array radar transmitter elements. The Company believes the Resource Module offers a very attractive value proposition that provides enabling solutions to a variety of different commercial and military market applications.

Recently, Merrimac was granted a United States Patent for its Multi-Mix(R)
Resource Module along with another Patent for its Multi-Mix(R) Microtechnology from the State Intellectual Property Office of the People's Republic of China
entitled "Method of Making Microwave Multifunction Modules Using Fluoropolymer
Composite Substrates".

Merrimac has delivered custom designed and high power Multi-Mix(R) components for a Homeland Security and Public Safety integrated communications system to assist in future civil and governmental inter-departmental communications. This program offers a substantial future growth opportunity for Multi-Mix(R). In addition, Multi-Mix PICO(R) orders for WiMAX customer premise equipment (CPE)
also increased in 2006. WiMAX is another growth area for Multi-Mix(R). WiMAX provides wireless access technology for "last mile" broadband services for the home, such as high-speed Internet and video on demand, offering size and cost advantages.

Merrimac continues to make upgrades to existing military systems that require more functionality and advanced capabilities in smaller and lightweight equipment. Multi-Mix(R) Microtechnology provides leverage to a host of military systems where size, weight and performance requirements are mission critical.
Ongoing collaborative efforts with our key account customers ensure the best tradeoffs in size, cost, performance and power for their systems, while utilizing advanced integration capabilities of Multi-Mix(R) Microtechnology.

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

Any future demand for Multi-Mix(R) for the wireless market is dependent on various third-party programs and is directly related to the timing of our customers' and potential customers' phase-out of existing programs and their migration, which is not assured and has not yet commenced commercially, toward new programs to meet their customers' new requirements. However, the Company expects that its defense and satellite customers should continue to maintain their approximate current levels of orders for the remainder of fiscal year
2006, though there are no assurances they will do so. The Company also anticipates increased levels of orders during fiscal year 2006 for its
Multi-Mix(R) Microtechnology products, based on inquiries from existing customers, requests to quote from prospective and existing customers and market research. Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company's core strengths and revenue generators. Accordingly, defense and military product revenues may decrease and should not be expected to increase, at times of armed conflicts or war. Certain defense orders from existing customers expected for
FMI have been delayed into the second half of 2006.

Cost of sales for the Company consists of materials, salaries and related expenses, and outside services for manufacturing and certain engineering personnel and manufacturing overhead. Our products are designed and manufactured in the Company's facilities. The Company's manufacturing and production facilities infrastructure overhead are relatively fixed and are based on its expectations of future net revenues. Should the Company experience a reduction in net revenues in a quarter, as discussed below, it could have difficulty adjusting short-term expenditures and absorbing any excess capacity expenses. If this were to occur, the Company's operating results for that quarter would be negatively impacted. In order to remain competitive, the Company must continually reduce its manufacturing costs through design and engineering innovations and increases in manufacturing efficiencies. There can be no assurance that the Company will be able to reduce its manufacturing costs.

The Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2006 by approximately $800,000. The Company intends to issue commitments to purchase $1,500,000 of capital equipment from various vendors for the remainder of 2006. The Company anticipates that such equipment will be purchased and become operational during the remainder of 2006.
The Company's planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company's $5,000,000 revolving credit facility, which expires October 8, 2006. The Company anticipates the revolving credit facility will be renewed.

Selling, general and administrative expenses consist of personnel costs for administrative, selling and marketing groups, sales commissions to employees and manufacturing representatives, travel, product marketing and promotion costs, as well as legal, accounting, information technology and other administrative costs. As discussed below, the Company expects to continue to make significant and increasing expenditures for selling, general and administrative expenses, especially in connection with implementation of its strategic plan for generating and expanding sales of Multi-Mix(R) products.

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

The Company is currently anticipating a flat to declining level of sales and operating income for 2006, primarily resulting from materially decreased bookings in late 2005 and the first quarter of 2006 and resulting lower backlog of the Company's traditional products, particularly products sold by its Filtran subsidiary. The Company will continue to focus its Multi-Mix(R) Microtechnology business strategy on development, manufacturing and marketing of the high power amplifier Multi-Mix(R) Resource Module and ancillary products. Accordingly, to support the Multi-Mix(R) initiative, the Company expects to make significant investments in additional technical designing and engineering personnel resources, resulting in increased annual compensation costs of up to approximately $700,000, and additional assets and equipment of approximately
$400,000.

The adoption by the Company of SFAS No. 123R accounting, effective January 1,
2006, will add additional non-cash compensation expense from previously issued stock options and Stock Purchase Plan offerings to the Company's future reported results of operations. Such expenses have not been recorded in this manner prior to 2006, in accordance with prior accounting requirements, and so future results are not directly comparable to all pre-2006 accounting periods. Further, additional non-cash share-based compensation charges to operating income will result from future stock option grants, Stock Purchase Plan offerings and restricted stock awards to co-workers and non-officer Directors under the
Company's various compensation plans. See Note 6 of Notes to Consolidated
Financial Statements.

As a result of this increased investment in our Multi-Mix(R) technology initiative, the lower level of certain traditional sales currently being experienced and anticipated, the adoption of the SFAS No. 123R accounting standard and other future events described herein, the Company anticipates that operating income, net income and net income per share could be adversely affected during the remainder of 2006 and until our Multi-Mix(R) product line sales increase as anticipated.

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

Impairment of long-lived assets

Following is a summary of the carrying amounts of the Multi-Mix(R)
Microtechnology net assets included in the Company's consolidated financial statements at April 1, 2006 and the related future planned purchases and lease obligation commitments through January 2011.

      Net assets:
      Property, plant and equipment, at cost                  $14,625,000
      Less accumulated depreciation and amortization            7,079,000
                                                              -----------

      Property, plant and equipment, net                        7,546,000
      Inventories                                                 493,000
      Other assets, net                                           165,000
                                                              -----------

      Total net assets at April 1, 2006                       $ 8,204,000
                                                              -----------

      Commitments:
      Planned equipment purchases for the remainder of 2006   $   950,000
      Lease obligations through January 2011                      885,000
                                                              -----------

      Total commitments                                       $ 1,835,000
                                                              -----------

      Total net assets and commitments                        $10,039,000
                                                              ===========

Approximately 35% of the property, plant and equipment may be utilized in other areas of our electronic components and subsystems operations.

Any future demand for Multi-Mix(R) for the wireless market is dependent on various third-party programs and is directly related to the timing of our customers' and potential customers' phase-out of existing programs and their migration, which is not assured and has not yet commenced commercially, toward new programs to meet their customers' new requirements. While these circumstances have resulted in the delay or cancellation of Multi-Mix(R)
Microtechnology product purchases that had been anticipated from certain specific customers or programs, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the Company. In accordance with the Company's evaluation of Multi-Mix(R) under SFAS No. 144, the Company has determined no provision for impairment is required at this time. Management will continue to monitor the recoverability of the Multi-Mix(R) assets.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The
Company submits financial information regarding the cost rates on cost-
reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company's very limited experience with these contracts. No revenue was recognized related to cost-reimbursement contracts during the first quarter of 2006 or 2005, respectively.

Inventory Valuation

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,114,000 at April
1, 2006 and $1,084,000 at December 31, 2005.

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

Valuation of Deferred Tax Assets

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued
unchanged in 2003, 2004, 2005 and the first quarter of 2006. In 2005 the Company added a valuation allowance for certain Canadian deferred tax assets of
$270,000, because it believed that the probability of realization of such assets was uncertain. Management believes that a valuation allowance is not required for the remainder of FMI's recorded deferred tax assets as they are more likely than not to be realized.

                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                                   (UNAUDITED)

The following table reflects the percentage relationships of items from the
Consolidated Statements of Operations as a percentage of net sales.

                                                      Percentage of Net Sales
                                                          Quarters Ended
                                                     -------------------------
                                                     April 1,         April 2,
                                                       2006             2005
                                                     --------         --------
     Net sales                                          100.0%           100.0%
                                                     --------         --------
     Costs and expenses:
         Cost of sales                                   61.5             58.2
         Selling, general and administrative             39.9             31.9
         Research and development.                        6.0              7.4
                                                     --------         --------
                                                        107.4             97.5
     Operating income (loss).                            (7.4)             2.5
     Interest and other expense, net                      (.3)             (.7)
     Loss on disposition of capital assets                 --              (.5)
                                                     --------         --------
     Income (loss) before income taxes                   (7.7)             1.3
     (Benefit) provision for income taxes                 (.6)              .1
                                                     --------         --------
     Net income                                          (7.1)%            1.2%
                                                     ========         ========

FIRST QUARTER OF 2006 COMPARED TO THE FIRST QUARTER OF 2005

Net sales.

Consolidated results of operations for the first quarter of 2006 reflect a decrease in net sales from the first quarter of 2005 of $1,027,000 or 14.2% to
$6,231,000. This decrease was attributable to a $955,000 decrease in net sales of electronic components and subsystems and was offset by an $11,000 increase in sales of microwave micro-circuitry products from the Company's wholly-owned subsidiary Filtran Microcircuits Inc. ("FMI") and an $83,000 increase in intersegment sales. The decrease in net sales for the electronic components and subsystems segment for 2006 is attributable to lower orders in late 2005 as compared to late 2004 due to delays in 2005 in expected satellite and defense programs from existing customers. Sales for the first quarter of 2006 would have been favorably impacted by an additional $750,000 order, invoiced in March 2006
(and due for payment in May 2006), which the Company is holding in its own facility at the customer's specific instructions for shipment in June 2006. This order was completed and ready for shipment in March 2006 but cannot be recognized as a sale under applicable revenue recognition requirements until the order is actually shipped. The Company anticipates recognizing this order as revenue in the second quarter of 2006.

The Company expects that its defense and satellite customers should continue to maintain their approximate current levels of orders during fiscal year 2006, though there are no assurances they will do so. Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company's core strengths and revenue generators. The Company also anticipates increased levels of orders during fiscal year 2006 for its Multi-Mix(R) Microtechnology products, based on inquiries from existing customers, requests to quote from prospective and existing customers and market research.

Sales for the microwave micro-circuitry segment for the first quarter of 2006 were flat compared to the first quarter of 2005. New orders from existing customers in the first quarter of 2006 resulting from the automotive and defense markets have been delayed. FMI anticipates much of this new order volume to renew later in 2006.

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

The following table presents key performance measures that we use to monitor our operating results for the quarters ending April 1, 2006 and April 2, 2005:

                                      2006              2005
                                      ----              ----

     Beginning backlog            $ 13,139,000      $ 12,945,000

     Plus bookings                $  3,945,000      $  8,195,000

     Less net sales               $  6,231,000      $  7,258,000

     Ending backlog               $ 10,853,000      $ 13,882,000

     Book-to-bill ratio               0.63              1.13

Orders of $3,945,000 were received during the first quarter of 2006, a decrease of $4,250,000 or 51.9% compared to $8,195,000 in orders received during the first quarter of 2005 due to delays in expected satellite and defense programs.
Backlog decreased by $2,286,000 to $10,853,000 at the end of first quarter of
2006 compared to $13,139,000 at year-end 2005.

Any future demand for Multi-Mix(R) for the wireless market is dependent on various third-party programs and is directly related to the timing of our customers' and potential customers' phase-out of existing programs and their migration, which is not assured and has not yet commenced commercially, toward new programs to meet their customers' new requirements. However, the Company expects that its defense and satellite customers should continue to maintain their approximate current levels of orders for the remainder of fiscal year
2006, though there are no assurances they will do so. The Company also anticipates increased levels of orders during fiscal year 2006 for its
Multi-Mix(R) Microtechnology products, based on inquiries from existing customers, requests to quote from prospective and existing customers and market research. Certain defense orders from existing customers expected for FMI have been delayed into the second half of 2006.

Cost of sales and Gross profit.

The following table provides comparative gross profit information, by product segment, between the quarters ended April 1, 2006 and April 2, 2005.

                                      Quarter ended April 1, 2006            Quarter ended April 2, 2005
                                  ------------------------------------   -----------------------------------
                                                Increase/                             Increase/
                                               (Decrease)      % of                   (Decrease)     % of
                                               from prior     Segment                 from prior    Segment
                                      $          period      Net Sales       $          period     Net Sales
                                  ----------   ----------    ---------   ----------   ----------   ---------

Electronic Components and
Subsystems Gross Profit           $1,868,000   $ (804,000)     39.9%     $2,672,000   $ (270,000)    47.4%

Microwave Micro-Circuitry         $  533,000   $  171,000      32.4%     $  362,000   $  (44,000)    22.2%
Gross Profit

Consolidated Gross Profit         $2,401,000   $ (633,000)     38.5%     $3,034,000   $ (314,000)    41.8%

The decrease in gross profit for 2006 for the electronic components and subsystems segment was due to the overall decrease in segment sales augmented by an increase of intersegment purchases from FMI of $83,000 for the first quarter of 2006 compared to the first quarter of 2005. The decrease in gross margin percent to 39.9% in the first quarter of 2006 from 47.4% in the first quarter of
2005 for the electronic components and subsystems segment was due to an increased percentage of lower margin product in the overall product mix.

Depreciation expense included in consolidated cost of sales for the first quarter of 2006 was $607,000, a decrease of $81,000 compared to the first quarter of 2005. For the first quarter of 2006, approximately $370,000 of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. For the first quarter of 2005, approximately $380,000 of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets.

FMI sales include intersegment sales of $97,000 and $14,000 in the first quarter of 2006 and 2005, respectively. The increase in gross margin and gross margin percent for the first quarter of 2006 compared to the first quarter of 2005 is due to favorable material costs and production efficiencies.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,486,000 for the first quarter of 2006 increased by $175,000 or 7.5%, and when expressed as a percentage of net sales, increased by 8.0 percentage points to 39.9% compared to the first quarter of 2005. The increase in such expenses for the first quarter of 2006 was due to higher marketing and administrative expenses offset by lower commissions related to the lower sales level in the first quarter of 2006. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for Multi-Mix(R).

Research and development expenses.

Research and development expenses for new products were $372,000 for the first quarter of 2006, a decrease of $169,000 or 31.2%, and when expressed as a percentage of net sales, a decrease of 1.4 percentage points to 6.0% compared to the first quarter of 2005. Except for $32,000 of expenses at FMI (a decrease of
$8,000 from such FMI expenses in the first quarter of 2005) substantially all of the research and development expenses were related to Multi-Mix(R)
Microtechnology and Multi-Mix PICO(R) products. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for Multi-Mix(R).

Operating income (loss).

Consolidated operating loss for the first quarter of 2006 was $457,000 compared to consolidated operating income of $182,000 for the first quarter of 2005. The consolidated operating loss resulted from lower gross profit from the lower sales level. Consolidated operating loss for the first quarter of 2006 includes
$44,000 of share-based compensation due to the adoption of SFAS No. 123R at
January 1, 2006.

For the first quarter of 2006, the Company's operating loss for its electronic components and subassemblies segment was $627,000 compared to operating income of $187,000 for the first quarter of 2005. For the first quarter of 2006, operating income for the microwave micro-circuitry segment was $170,000 compared to an operating loss of $5,000 for the first quarter of 2005.

Interest and other expense, net.

Interest and other expense, net was $19,000 for the first quarter of 2006 compared to interest and other expense, net of $53,000 for the first quarter of
2004. Interest expense for the first quarter of 2006 and 2005 was principally incurred on borrowings under the term loans which the Company consummated during the fourth quarter of 2003. Despite the general rise in interest rates from 2005 to 2006, the reduction of interest and other expense was due to lower outstanding debt balances during the first quarter of 2006 and the institution of a cash management program in the fourth quarter of 2005 that generated interest income on the Company's free cash balances.

Income taxes.

The current foreign tax of benefit for the quarter ended April 1, 2006 represents refundable Canadian provincial tax credits for which FMI, as a technology company, has qualified.

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

Net income.

Net loss for the first quarter of 2006 was $441,000 compared to net income of
$84,000 for the first quarter of 2005. Net loss per share for the first quarter of 2006 was $.14 compared to net income of $.03 per diluted share for the first quarter of 2005. Net loss for the first quarter of 2006 included a non-cash charge of $44,000 or $.01 per share for share-based compensation expense resulting from the adoption of SFAS No. 123R. Net loss for the first quarter of
2006 also included a tax benefit of $35,000 or $.01 per share representing refundable Canadian provincial technology tax credits for which the Company has qualified and lower net interest expense. Net income for the first quarter of
2005 included a loss on the disposition of capital assets of $36,000 or $.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $3,300,000 at the end of the first quarter of 2006 compared to approximately $4,100,000 at the end of 2005. The Company's working capital was approximately $9,200,000 and its current ratio was 2.4 to 1 at the end of the first quarter of 2006 compared to $9,800,000 and 3.2 to 1, respectively, at the end of 2005. At April 1, 2006, the Company had available borrowing capacity under its revolving line of credit of $2,800,000.

The Company's operating activities utilized operating cash flows of $221,000 during the first quarter of 2006 compared to generating $333,000 of operating cash flows during the first quarter of 2005. The primary uses of operating cash flows for the first quarter of 2006 were the net loss of $441,000 which was reduced by depreciation and amortization of $663,000 and share-based compensation of $44,000, an increase in accounts receivable of $83,000 and an increase in inventories of $515,000 offset by an aggregate increase in accounts payable, customer deposits and accrued liabilities of $76,000 and a decrease in other current assets of $39,000. The primary sources of operating cash flows for the first quarter of 2005 were the quarterly net income of $83,000 which was reduced by depreciation and amortization of $764,000, the reduction of accounts receivable of $252,000, offset by an increase in inventories of $363,000, an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $389,000 and an increase in other current assets of $86,000.

The Company made net cash investments in property, plant and equipment of
$552,000 during the first quarter of 2006 compared to net cash investments made in property, plant and equipment of $245,000 during the first quarter of 2005.
These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $7,546,000 at the end of the
first quarter of 2006, an increase of $100,000 compared to $7,446,000 at the end of fiscal year 2005.

The Company's planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company's $5,000,000 revolving credit facility, which expires October 8, 2006. The Company anticipates the revolving credit facility will be renewed.

The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a
$2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. The revolving line of credit, which expires October 8, 2006, is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At April
1, 2006, the Company had available borrowing capacity under its revolving line of credit of $2,800,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 8.50%). The principal amount of Term Loan
A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 9.00%). The principal amount of Term
Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 9.00%). As of April 1, 2006, the
Company, under the terms of its agreement with CIT, had elected to convert
$650,000 of Term Loan A and $1,750,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on October 11, 2005 for six months at an interest rate of 7.54% and expired April 12, 2006. The new LIBOR interest rate options were renewed for six months at 8.4543% and will expire October 13, 2006. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the
Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial and other covenants.

The provisions of the financing agreement require the Company to maintain certain financial and other covenants. At April 1, 2006 the Company was not in compliance with one of these covenants. Due to the covenant violation, the
Company has classified the amounts owed under the financing agreement with CIT as current liabilities at April 1, 2006.

FMI has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus 3/4%. No borrowings were outstanding under this agreement at April 1, 2006.

FMI has a $1,800,000 (Canadian) revolving lease line with the Bank of Nova
Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of April 1, 2006, $570,000
(Canadian) has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2006, FMI obtained $160,000 (US) in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2005.

Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $806,000 at April 1, 2006 and $678,000 at
December 31, 2005.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first quarter of 2006 by approximately $110,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2006 by approximately $800,000. The
Company intends to issue commitments to purchase $1,500,000 of capital equipment from various vendors for the remainder of 2006. The Company anticipates that such equipment will be purchased and become operational during the second half of 2006.

The functional currency for the Company's wholly-owned subsidiary FMI is the
Canadian dollar. The changes in accumulated other comprehensive income for the first quarter of 2006 and 2005 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods.
The functional currency for the Company's Costa Rica operations is the United
States dollar.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, SFAS No. 151, "Inventory Costs (An amendment of ARB No. 43,
Chapter 4)", was issued. SFAS No. 151 amends Accounting Research Bulletin
("ARB") No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to inventory be based on normal capacity of the production facilities. The Company adopted SFAS No. 151 on January 1,
2006. The adoption of

SFAS No. 151 did not have a material impact on its financial position and results of operations.

The FASB has issued FASB Staff Position No. 109-1, "Application of FASB
Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on
Qualified Production Activities by the American Jobs Creation Act of 2004." On
October 22, 2004, the American Jobs Creation Act of 2004 (the "Act") was signed into law by the President. This Act includes tax relief for domestic manufacturers by providing a tax deduction for up to 9 percent (when fully phased in) of the lesser of (a) "qualified production activities income," or (b)
taxable income (after the deduction for the utilization of any net operating loss carryforwards). As a result of this Act, an issue has arisen as to whether this deduction should be accounted for as a special deduction or a tax rate reduction under SFAS No. 109. The FASB staff believes that the domestic manufacturing deduction is based on the future performance of specific activities, including the level of wages. Accordingly, the FASB staff believes that the deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction. The Company will be utilizing its net operating loss carryforwards to offset domestic taxable income, thus the Company does not anticipate this provision will have an impact on its financial position and results of operations in 2006.

In May 2005, SFAS No. 154, "Accounting Changes and Error Corrections, a
replacement of APB Opinion No. 20 and FASB Statement No. 3," was issued. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. This standard applies to voluntary changes in existing accounting principles and to new accounting standards that do not specify the transition requirements upon adoption of those standards. Except for changes in depreciation methods, this standard will require retrospective application of the new accounting principle to previous periods reported rather than presenting the cumulative effect of the change as of the beginning of the period of the change. Changes in depreciation methods will be applied on a prospective basis, meaning the effects of the change will be reflected only in current and future periods. Corrections of errors will be reported by restating previously issued financial statements. The Company adopted SFAS No. 154 as of the beginning of the 2006 fiscal year. The adoption of SFAS No. 154 did not have a material impact on its financial position or results of operations.

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP
123R-3"), "Transition Election Related to Accounting for the Tax Effects of
Share-based Payment Awards", that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC
Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The
Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods; however, neither alternative would have an impact on the Company's results of operations or financial condition for the quarter ended April 1, 2006, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R.

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
Carter's employment agreement. Each year the Company is required to forgive 20%
of the amount due under this loan and the accrued interest thereon. During 2005, the Company forgave $56,000 of principal and $3,000 of accrued interest and paid a tax gross-up benefit of $4,300. This loan was fully satisfied in 2005.

On March 29, 2006, the Company entered into an agreement with Mr. Carter to purchase 42,105 shares of the Company's common stock owned by Mr. Carter at a purchase price of $9.50 per share (the closing price of the common stock on
March 29, 2006) resulting in a total purchase price for the shares of $399,998.
As a condition to the Company's obligation to purchase the shares, concurrent with the Company's payment of the purchase price Mr. Carter will pay to the
Company $400,000 (plus any accrued and unpaid interest) in full satisfaction of
Mr. Carter's promissory

note in favor of the Company dated July 29, 2002. This transaction was closed on
April 24, 2006.

During the first quarter of 2006, the Company's outside general counsel Katten
Muchin Rosenman LLP was paid $93,000 for providing legal services to the
Company. During the first quarter of 2005, Katten Muchin Rosenman LLP was paid
$100,000. A director of the Company is counsel to Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2006 and 2005 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $2,000 to these companies during the first quarter of 2006 and $2,000 to these companies during the first quarter of
2005. A director of the Company is the chairman and chief executive officer of these companies.

During the first quarter of 2006 and 2005, a director of the Company was paid
$9,000 for providing technology-related consulting services to the Company.

During the first quarter of 2006, DuPont Electronic Technologies ("DuPont"), a
stockholder and the employer of a director, was paid $15,000 for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002.
During the first quarter of 2005, DuPont was paid $17,000. A director of the
Company is an officer of DuPont, but does not share in any of these payments.

On December 13, 2004 Infineon Technologies AG ("Infineon"), at such time the beneficial owner of approximately 15% of the Company's common stock, sold
475,000 shares of the Company's common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings
LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig
G. Kuttner, purchased shares representing an aggregate of approximately 9.6% of the Company's common stock. Mr. Kuttner is a nominee for election to the
Company's Board of Directors at its 2006 Annual Meeting of Stockholders.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about the market risks affecting
Merrimac, see "Quantitative and Qualitative Disclosures about Market Risk" in
Item 7A of Part II of the Company's annual Report on Form 10-K for the fiscal year ending December 31, 2005, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

As of April 1, 2006 (the end of the period covered by this report), the
Company's management carried out an evaluation, with the participation of the
Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that, as of April 1, 2006, the Company's disclosure controls and procedures were effective.

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

ITEM 1. LEGAL PROCEEDINGS.

Merrimac is a party to lawsuits, arising in the normal course of business. It is the opinion of Merrimac's management that the disposition of these various lawsuits will not individually or in the aggregate have a material adverse effect on the consolidated financial position or the results of operations of
Merrimac.

ITEM 1A. RISK FACTORS.

There have been certain material changes to our risk factors from those presented in our Form 10-K for fiscal 2005. Our risk factors, as revised, are provided below for your convenience.

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

Multi-Mix(R) Microtechnology and Multi-Mix PICO(R) Products.

      We have made capital investments of approximately $14.6 million in our proprietary line of Multi-Mix(R) Microtechnology products.

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

      In addition, we have invested significant engineering, research and development, personnel and other resources in developing our Multi-Mix Zapper(R)
product line, introduced in June 2004. While revenues to date have not been material, we intend to incur significant additional expenses, including sales and marketing costs, in implementing our strategic plan to commercialize various applications of our Multi-Mix(R) technologies. These products are direct drop-in replacements for competing technologies used in virtually all wireless basestations. There are competing technologies already in the marketplace, and in order to obtain market share we will have to convince customers to convert to our products from those that are already in use.

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

      Our business plan anticipates significant future revenues from our
Multi-Mix(R) products. Any future demand for Multi-Mix(R) for the wireless market is dependent on various third-party programs and is directly related to the timing of our customers' and potential customers' phase-out of existing programs and their migration, which is not assured and has not yet commenced commercially, toward new programs to meet their customers' new requirements.
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

Dependence on Limited Number of Suppliers

      Electronic devices, components and made-to-order assemblies used in the
Company's traditional (i.e., non-Multi-Mix) products are generally obtained from a number of suppliers, although certain components are obtained from a limited number of suppliers. Some devices or components are standard items while others are manufactured to the Company's specifications by its suppliers.

      Except as described below, the Company believes that most raw materials used in manufacturing its products are available from alternative suppliers. We do not have binding agreements or commitments with our suppliers for the quantity and prices of our raw materials. Our reliance on suppliers, especially sole source or limited suppliers, involves the risks of adequate capacity and reduced control over delivery schedules and costs. While there may be alternative qualified suppliers for some of these components, substitutes for certain materials are not readily available. Any significant interruption in delivery of such items could have an adverse effect on the Company's operations.

      Manufacturing of our Multi-Mix products requires certain components and raw materials that currently are only available from a sole supplier or limited number of suppliers, particularly for products intended for specific applications. The Company's Multi-Mix products utilize certain substrate materials in the fusion bonding process, currently obtained from a single vendor. Although there may be alternative types of substrates that are under evaluation, the Company has designed its current Multi-Mix products utilizing the current source of supply, and use of alternative substrates could result in design, engineering, manufacturing, performance and cost challenges and delays.

      In addition, certain Multi-Mix products utilizing high power RF circuitry designed for telecommunications/wireless base station infrastructure applications require the use of LDMOS transistors which are not currently generally commercially available in the configurations required by the Company.
The Company's Multi-Mix Resource Module would require such commercially unavailable components when used for commercial high power amplifier base station infrastructure applications but does not depend on these components for military and other commercial applications for which a variety of components are available in the proper configuration from a number of alternative sources. In order to commercialize this high power base station LDMOS application of the (R)
Resource Module, the Company would need to establish a supply relationship with a vendor willing to provide commercial quantities of the needed components in a configuration that that would maximize the value of the patented Multi-Mix
Resource Module for this market. Although discussions are on-going with LDMOS transistor providers, there is no assurance we will be able to do so, in which case would be unable to manufacture commercial quantities of (R) products for high power base station infrastructure applications.

      Any difficulty in obtaining sufficient quantities of such raw materials on a timely basis, and at economic prices, could result in design and engineering changes and expenses, shipment delays and/or our inability to manufacture certain Multi-Mix products. Significant increases in the costs of such materials could also have a material adverse effect on our value proposition and marketing efforts with potential customers and our results of operations and profitability.

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

      Our products and therefore our inventories are subject to technological risk. At any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk we may be unable to sell our inventory in a timely manner and avoid it becoming obsolete. As of April 1, 2006, our inventories including raw materials, work-in-process and finished goods, were valued at $4.2 million reflecting reductions due to valuation allowances for obsolescence of approximately $1.1 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our valuation allowances and our operating results could be substantially adversely affected.

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
dollar. Changes in exchange rates among other currencies and the U.S. dollar will affect our cost of sales, operating margins and revenues. Our Canadian operations were adversely impacted in fiscal 2005 as a result of changes in the
Canadian and U.S. Dollar exchange rates. We cannot predict the impact of future exchange rate fluctuations. In addition, certain of our subsidiaries that have
non-U.S. dollar functional currencies transact business in U.S. dollars.

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

      -     customer decisions to defer, accelerate or cancel orders;

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

      -     dynamic defense budgets which could cause military program delays or cancellations.

Recent changes in accounting for equity-related compensation could impact our financial statements.

      On December 16, 2004, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based
Payment" ("SFAS 123R"). SFAS 123R is a revision of Financial Accounting
Standards No. 123, as amended, "Accounting for Stock-Based Compensation" ("SFAS
123") and supersedes Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees". SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123R requires the Company to measure all employee stock-based compensation awards using a fair value method and to record such expense in the consolidated financial statements, as opposed to the pro forma note presentation previously used. The Company adopted SFAS 123R at the beginning of its first quarter in fiscal 2006, and will apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been provided as of the adoption date. We intend to continue to use the Black-Scholes option pricing model to calculate total stock compensation expense. The Company expects the adoption of this statement will have a non-cash material effect on its financial statements, but the Company cannot reasonably estimate the impact of the adoption because certain assumptions used in the calculation of the value of share-based payments may change. As of December 31, 2005 the total future compensation cost related to non-vested stock options and the employee stock purchase plan not yet recognized in the consolidated statement of operations was $185,000. Of that total, $119,000, $57,000 and $9,000 are expected to be recognized in 2006, 2007 and 2008, respectively.

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

      The Company currently has 18 active patents. The Company plans to pursue intellectual property protection in foreign countries, primarily in the form of international patents, in instances where the technology covered is considered important enough to justify the added expense. By agreement, Company employees who initiate or contribute to a patentable design or process are obligated to assign their interest in any potential patent to the Company.

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

Federal Communications Commission and internationally by other government agencies. In addition, because of its participation in the satellite and defense industry, the Company is subject to audit from time to time for compliance with government regulations by various governmental agencies. The Company is also subject to a variety of local, state and federal government regulations relating to environmental laws, as they relate to toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it operates its business in material compliance with applicable laws and regulations. However, any failure to comply with existing or future laws or regulations could have a material adverse affect on the Company's business, financial condition and results of operations.

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

ITEM 6. EXHIBITS

Exhibits:

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
                2000.

      EXHIBIT
      NUMBER    DESCRIPTION OF EXHIBIT
      -------   ----------------------
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

      EXHIBIT
      NUMBER    DESCRIPTION OF EXHIBIT
      -------   ----------------------
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

      10(z)     Merrimac Severance Plan, as adopted March 29, 2006 is hereby incorporated by reference to Exhibit 10(z) to Merrimac's Form
                10-K for the period ending December 31, 2005.*

      10(aa)    Stock Purchase Agreement, dated March 29, 2006, between Merrimac and Mason N. Carter is hereby incorporated by reference to
                Exhibit 10(aa) to Merrimac's Form 10-K for the period ending
                December 31, 2005.

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

                            MERRIMAC INDUSTRIES, INC.

Date: May 16, 2006                      By: /s/ Mason N. Carter
                                            -------------------
                                        Mason N. Carter
                                        Chairman, President and
                                        Chief Executive Officer

Date: May 16, 2006                      By: /s/ Robert V. Condon
                                            --------------------
                                        Robert V. Condon
                                        Vice President, Finance and
                                        Chief Financial Officer

