Form 10-Q
period 2006-07-01
MERRIMAC INDUSTRIES INC
filed 2006-08-17
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended July 1, 2006

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Large accelerated filer [_]   Accelerated filer [_]   Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]

As of August 11, 2006, there were 3,148,171 shares of Common Stock, par value
$.01 per share, outstanding.

                            MERRIMAC INDUSTRIES, INC.
                               41 Fairfield Place
                             West Caldwell, NJ 07006

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

   Consolidated Statements of Operations and Comprehensive Income
           for the Quarters and Six Months Ended July 1, 2006 and July 2,
           2005 (Unaudited)..............................................     1

   Consolidated Balance Sheets-July 1, 2006 (Unaudited) and
           December 31, 2005.............................................     2

   Consolidated Statement of Stockholders' Equity as of
           July 1, 2006 (Unaudited)......................................     3

   Consolidated Statements of Cash Flows for the Six Months
           Ended July 1, 2006 and July 2, 2005 (Unaudited)...............     4

   Notes to Consolidated Financial Statements............................     5

Item 2.    Management's Discussion and Analysis of Financial Condition

PART II.   OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MERRIMAC INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                      Quarters Ended            Six Months Ended
                                                 -----------------------   -------------------------
                                                   July 1,      July 2,      July 1,       July 2,
                                                    2006         2005          2006          2005
                                                 ----------   ----------   -----------   -----------

OPERATIONS
Net sales ....................................   $8,250,886   $7,568,977   $14,481,589   $14,827,312
                                                 ----------   ----------   -----------   -----------
Costs and expenses:
   Cost of sales .............................    4,540,285    4,300,801     8,370,051     8,524,758
   Selling, general and administrative .......    2,645,035    2,343,888     5,130,929     4,655,286
   Research and development ..................      516,096      508,074       888,044     1,048,670
                                                 ----------   ----------   -----------   -----------
                                                  7,701,416    7,152,763    14,389,024    14,228,714
                                                 ----------   ----------   -----------   -----------
Operating income .............................      549,470      416,214        92,565       598,598
Interest and other expense, net ..............      (32,977)     (63,954)      (51,681)     (116,888)
Loss on disposition of capital assets.........           --           --            --       (35,868)
                                                 ----------   ----------   -----------   -----------
Income before income taxes....................      516,493      352,260        40,884       445,842
Provision (benefit) for income taxes..........      (13,000)      20,000       (48,000)       30,000
                                                 ----------   ----------   -----------   -----------
Net income ...................................   $  529,493   $  332,260   $    88,884   $   415,842
                                                 ==========   ==========   ===========   ===========
Net income per common share-basic.............   $      .17   $      .11   $       .03   $       .13
                                                 ==========   ==========   ===========   ===========
Net income per common share-diluted...........   $      .17   $      .10   $       .03   $       .13
                                                 ==========   ==========   ===========   ===========
Weighted average number of shares outstanding:
   Basic .....................................    3,143,725    3,140,876     3,146,444     3,139,330
                                                 ==========   ==========   ===========   ===========
   Diluted....................................    3,183,322    3,172,577     3,166,243     3,173,549
                                                 ==========   ==========   ===========   ===========
COMPREHENSIVE INCOME
Net income ...................................   $  529,493   $  332,260   $    88,884   $   415,842
Comprehensive income:
   Foreign currency translation adjustment....      327,556      (53,140)      318,847      (111,834)
                                                 ----------   ----------   -----------   -----------
Comprehensive income .........................   $  857,049   $  279,120   $   407,731   $   304,008
                                                 ==========   ==========   ===========   ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                       July 1, 2006   December 31, 2005
                                                       ------------   -----------------
                                                        (UNAUDITED)       (AUDITED)

ASSETS
Current assets:
   Cash and cash equivalents                            $ 3,382,762      $ 4,081,330
   Accounts receivable, net                               5,545,433        5,309,786
   Income tax refunds receivable                            432,700          418,420
   Inventories, net                                       4,002,925        3,709,567
   Other current assets                                     619,176          692,832
   Deferred tax assets                                      140,000          140,000
                                                        -----------      -----------
      Total current assets                               14,122,996       14,351,935
                                                        -----------      -----------
Property, plant and equipment                            39,765,621       38,708,486
   Less accumulated depreciation and amortization        26,147,518       24,735,905
                                                        -----------      -----------
Property, plant and equipment, net                       13,618,103       13,972,581
Restricted cash                                           1,500,000        1,500,000
Other assets                                                645,816          614,553
Deferred tax assets                                         502,000          482,000
Goodwill                                                  3,680,862        3,501,193
                                                        -----------      -----------
      Total Assets                                      $34,069,777      $34,422,262
                                                        ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                    $   855,573      $   907,895
   Accounts payable                                       1,021,584        1,161,199
   Accrued liabilities                                    1,666,354        1,545,407
   Customer deposits                                        126,406          863,582
   Deferred income taxes                                     20,000           20,000
                                                        -----------      -----------
      Total current liabilities                           3,689,917        4,498,083
Long-term debt, net of current portion                    1,842,398        2,071,299
Deferred compensation                                        13,555           19,692
Deferred liabilities                                         17,343            2,720
Deferred tax liabilities                                    140,000          140,000
                                                        -----------      -----------
      Total liabilities                                   5,703,213        6,731,794
                                                        -----------      -----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $.01 per share:
      Authorized: 1,000,000 shares, no shares issued
   Common stock, par value $.01 per share:
      20,000,000 shares authorized; 3,270,840 and
      3,228,715 shares issued; and 3,146,635 and
      3,146,615 shares outstanding, respectively             32,708           32,287
   Additional paid-in capital                            19,188,478       18,823,353
   Retained earnings                                      8,530,162        8,441,278
   Accumulated other comprehensive income                 1,686,263        1,367,416
                                                        -----------      -----------
                                                         29,437,611       28,664,334
   Less treasury stock, at cost - 124,205 shares at
      July 1, 2006 and 82,100 shares at December 31,
      2005                                                 (973,864)        (573,866)
   Less loan to officer-stockholder                              --         (400,000)
   Less unearned compensation                               (97,183)              --
                                                        -----------      -----------
      Total stockholders' equity                         28,366,564       27,690,468
                                                        -----------      -----------
      Total Liabilities and Stockholders' Equity        $34,069,777      $34,422,262
                                                        ===========      ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          SIX MONTHS ENDED JULY 1, 2006
                                   (UNAUDITED)

                                                                   Accumulated
                                                                      Other
                             Common Stock    Additional             Comprehen-                       Loan to    Unearned
                          -----------------    Paid-in   Retained      sive    Treasury    Stock     Officer-  Compensa-
                            Shares   Amount  Capital(A)  Earnings     Income    Shares    Amount   Stockholder    tion      Total
                          --------- ------- ----------- ---------- ----------- -------- ---------  ----------- --------- -----------

Balance, December 31,
   2005.................  3,228,715 $32,287 $18,823,353 $8,441,278  $1,367,416  82,100  $(573,866)  $(400,000) $     --  $27,690,468
Net income..............                                    88,884                                                            88,884
Share-based
   compensation.........                         79,223                                                           2,777       82,000
Stock Purchase Plan
   sales................     29,625     296     172,467                                                                      172,763
Exercise of stock
   options..............      2,000      20      13,580                                                                       13,600
Grant of restricted
   stock................     10,500     105      99,855                                                         (99,960)          --
Foreign currency
   translation..........                                               318,847                                               318,847
Repayment of Loan to
   Officer-Stockholder..                                                        42,105   (399,998)    400,000                      2
                          --------- ------- ----------- ----------  ---------- -------  ---------   ---------  --------  -----------
Balance, July 1, 2006...  3,270,840 $32,708 $19,188,478 $8,530,162  $1,686,263 124,205  $(973,864)  $      --   (97,183) $28,366,564
                          ========= ======= =========== ==========  ========== =======  =========   =========  ========  ===========

(A)  Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended
                                                       ---------------------------
                                                       July 1, 2006   July 2, 2005
                                                       ------------   ------------

Cash flows from operating activities:
   Net income                                           $   88,884     $  415,842
   Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization                      1,317,701      1,564,483
      Amortization of deferred financing costs              24,960         24,960
      Share-based compensation                              82,000             --
      Loss on disposition of assets                             --         35,868
      Deferred and other compensation                        1,729          2,858
      Changes in operating assets and liabilities:
         Accounts receivable                              (174,158)        87,178
         Income tax refunds receivable                     (15,228)        94,905
         Inventories                                      (286,625)      (592,998)
         Other current assets                               77,199       (121,608)
         Deferred tax assets                                    --         18,000
         Other assets                                      (21,511)        44,383
         Accounts payable                                  (95,417)        65,484
         Accrued liabilities                                96,469       (444,502)
         Customer deposits                                (737,176)       (89,320)
         Income taxes payable                                   --        (83,782)
         Deferred compensation                              (7,862)       (21,913)
         Other liabilities                                  14,623        (15,627)
                                                        ----------     ----------
Net cash provided by operating activities                  365,588        984,211
                                                        ----------     ----------
Cash flows from investing activities:
   Purchases of capital assets                            (979,366)      (559,812)
   Proceeds from disposition of capital assets                  --        295,000
                                                        ----------     ----------
Net cash used in investing activities                     (979,366)      (264,812)
                                                        ----------     ----------
Cash flows from financing activities:
   Borrowings under revolving credit facility                   --        161,017
   Borrowings from revolving lease line                    159,988        230,753
   Repayment of borrowings                                (464,263)      (612,558)
   Proceeds from the exercise of stock options              13,600         20,000
   Proceeds from Stock Purchase Plan sales                 172,763         29,550
                                                        ----------     ----------
Net cash used in financing activities                     (117,912)      (171,238)
                                                        ----------     ----------
Effect of exchange rate changes                             33,122          6,338
                                                        ----------     ----------
Net (decrease) increase in cash and cash equivalents      (698,568)       554,499
Cash and cash equivalents at beginning of year           4,081,330      2,166,481
                                                        ----------     ----------
Cash and cash equivalents at end of period              $3,382,762     $2,720,980
                                                        ==========     ==========
Supplemental disclosures of cash flow information:
   Cash paid during the period for:
   Income taxes                                         $       --     $  210,000
                                                        ==========     ==========
   Interest on credit facilities                        $  144,331     $  144,158
                                                        ==========     ==========
Non-cash activities:
      Repurchase of common stock for treasury           $  399,998     $       --
                                                        ==========     ==========
   Loan to officer-stockholder repaid through
      repurchase of common stock for treasury           $  400,000     $       --
                                                        ==========     ==========

See accompanying notes

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by generally accepted accounting principles for a full fiscal year. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of
July 1, 2006 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the
Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The
Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company's very limited experience with these contracts. $250,000 of revenue was recognized related to cost reimbursement contracts during the second quarter and first six months of 2006. No revenue was recognized related to cost-reimbursement contracts during the second quarter and first six months of 2005.

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

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at July 1, 2006 and
December 31, 2005 was attributable solely to the effects of foreign currency translation.

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

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP
123R-3"), "Transition Election Related to Accounting for the Tax Effects of
Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC
Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The
Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods; however, neither alternative would have an impact on the Company's results of operations or financial condition for the six months ended July 1, 2006, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes", ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after
December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial position and results of operations.

6. SHARE-BASED COMPENSATION

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No.
123(revised 2004), "Share-Based Payment" ("SFAS No. 123R") which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of
SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated. As a result of the adoption of SFAS No. 123R, the Company's financial results were lower than under our previous accounting method for share-based compensation expense by the following amounts:

                               Quarter Ended   Six Months Ended
                                July 1, 2006     July 1, 2006
                               -------------   ----------------
Operating income                  $35,000           $79,000
Income before income taxes        $35,000           $79,000
Net income                        $35,000           $79,000
Basic net income per share        $   .01           $   .03
Diluted net income per share      $   .01           $   .03

Because of the Company's net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

For the quarter and six months ended July 1, 2006, share-based compensation expense related to the 2001 Employee Stock Purchase Plan and the various stock option plans was allocated as follows:

                                      Quarter Ended   Six Months Ended
                                       July 1, 2006     July 1, 2006
                                       ------------   ----------------
Cost of sales                            $ 4,000           $15,000
Selling, general and administrative      $31,000           $64,000
                                         -------           -------
Total share-based compensation           $35,000           $79,000
                                         =======           =======

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to adopting SFAS No. 123R on January 1, 2006, the Company's share-based compensation expense was accounted for under the recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock-Based Compensation" and
related interpretations. For the quarter and six months ended July 2, 2005, no share-based compensation expense is reflected in net income, as all options granted under the Company's stock option plans had an exercise price equal to the underlying common stock price on the date of the grant. The following table illustrates the effect on net income and net income per common share for the quarter ended July 2, 2005, as if the Company had applied the fair value recognition provisions for share-based employee compensation of SFAS 123R:

                                                       Quarter Ended   Six Months Ended
                                                        July 2, 2005     July 2, 2005
                                                        ------------   ----------------

Net income - as reported                                  $332,260         $415,842
   Plus: stock-based compensation                                                --
      expense included in reported net income                   --
   Less: Stock-based compensation expense determined
      using the fair value method                          (36,000)         (69,000)
                                                          --------         --------
Net income - pro forma                                    $296,260         $346,842
                                                          ========         ========
Basic net income per share:
   As reported                                            $    .11         $    .13
   Pro forma                                              $    .10         $    .11
Diluted net income per share:
   As reported                                            $    .10         $    .13
   Pro forma                                              $    .09         $    .11

The fair value of each of the options granted in 2006 and 2005 was estimated on the date of grant using the Black-Scholes option valuation model.

The following weighted average assumptions were utilized:

                                              2006    2005
                                             -----   -----
Expected option life (years)..............     3.0     2.0
Expected volatility.......................   30.00%  36.00%
Risk-free interest rate...................    5.15%   3.60%
Expected dividend yield...................    0.00%   0.00%
Fair value per share of options granted...   $2.57   $3.20

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options and subscription rights.

New Share-Based Compensation Plans:

On June 22, 2006, the Company's stockholders approved three new share-based compensation programs as follows: (i) 2006 Stock Option Plan; (ii) 2006 Key
Employee Incentive Plan; and (iii) 2006 Non-Employee Directors' Stock Plan.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2006 Stock Option Plan authorizes the grant of an aggregate of 500,000 shares of Common Stock to employees, directors and consultants of the Company.
Under the 2006 Stock Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986 ("Code"), and/or non-qualified stock options. The purposes of the 2006
Stock Option Plan are to attract, retain and motivate employees, compensate consultants, and to enable employees, consultants and directors, including non-employee directors, to participate in the long-term growth of the Company by providing for or increasing the proprietary interests of such persons in the
Company, thereby assisting the Company to achieve its long-range goals. The 2006
Stock Option Plan replaced the 2001 Stock Option Plan, and the remaining unissued options of 19,700 under the 2001 Stock Option Plan are no longer available for grant.

The 2006 Stock Option Plan may be terminated, amended, altered, or discontinued
at any time by the Board, but no amendment may impair the rights of a participant without the participant's consent, subject to the terms of the 2006
Stock Option Plan. In addition, the 2006 Stock Option Plan may not be amended without the approval of the Company's stockholders to the extent such approval is required by law or the listing requirements of any exchange on which the
Company's equity securities are publicly traded. Options may not be granted under the 2006 Stock Option Plan after March 28, 2016, or earlier as the
Compensation Committee may determine.

At July 1, 2006 there were 82,500 options outstanding under the 2006 Stock
Option Plan of which none were exercisable. These options were granted on June
22, 2006 at an exercise price of $9.52, the closing price of the Company's shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan. Options available for grant under the
2006 Stock Option Plan were 417,500 at July 1, 2006.

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

For purposes of the 2006 Key Employee Incentive Plan, market capitalization is defined as the number of outstanding shares of Common Stock (excluding any shares of Common Stock issued subsequent to the Effective Date, other than shares of Common Stock issued upon the exercise of stock options granted to employees, directors or consultants or through the purchase of shares of Common
Stock under any stock purchase plan) on a fully diluted basis, multiplied by the fair market value per share of the Common Stock.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2006 Non-Employee Directors' Stock Plan is a new plan that authorizes the grant of an aggregate of 100,000 shares of Common Stock to the non-employee directors of the Company. The plan authorizes each non-employee director will receive 1,500 shares of restricted stock in 2006, or such other amount as the
Board of Directors may decide from year to year in the future following the
Company's Annual Meeting of Stockholders.

The purpose of the 2006 Non-Employee Directors' Stock Plan is to attract, retain and motivate the most capable non-employee directors, to align the interests of the Company's non-employee directors and stockholders, to compensate the non-employee directors in line with the Company's competitors, and to generally increase the effectiveness of the Company's non-employee director compensation structure, thereby assisting the Company to achieve its long-range goals. The
2006 Non-Employee Directors' Stock Plan may be terminated, amended, altered, or discontinued at any time by the Board, but no amendment may impair the rights of a participant without the participant's consent, subject to the terms of the
2006 Non-Employee Directors' Stock Plan. In addition, the 2006 Non-Employee
Directors' Stock Plan may not be amended without the approval of the Company's stockholders to the extent such approval is required by law or the listing requirements of any exchange on which the Company's equity securities are publicly traded. Awards may not be granted under the 2006 Non-Employee
Directors' Stock Plan after December 31, 2015, or earlier as the Board may determine.

On June 22, 2006, the Company issued its initial grant of 10,500 shares of restricted stock to its non-employee directors. The per share price of the grant was $9.52 (the closing price of the Company's shares on the American Stock
Exchange on the date immediately prior to the grant, pursuant to the terms of the Plan). The shares of restricted stock vest over a three-year period.
Share-based compensation expense for the quarter and six months ended July 1,
2006 related to the grant of restricted stock was approximately $3,000 and unearned compensation of $97,000 is included in the accompanying consolidated balance sheets as a reduction of stockholders' equity.

Existing Stock Option and Employee Stock Purchase Plans:

At July 1, 2006, the Company maintains share-based compensation arrangements under the following plans: (i) 1993 Stock Option Plan; (ii) 1997 Long Term
Incentive Plan; and (iii) 2001 Stock Option Plan. In addition, non-qualified options for the purchase of a total of 33,000 shares remained outstanding and exercisable at $10.00 per share expiring September 1, 2006, as a result of grants by the Board of Directors in 1996 to non-employee directors at fair market value on the date of grant.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At July 1, 2006 there were 416,484 options outstanding under the 1993 Stock
Option Plan, the 1997 Long Term Incentive Plan and the 2001 Stock Option Plan of
which 406,884 were exercisable. No options are available for future grant under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan or the 2001 Stock
Option Plan.

A summary of all stock option activity and information related to all options outstanding follows:

                                         Weighted
                                          average
                                         exercise
                                           price      Shares
                                         --------    -------
Outstanding at December 31, 2005......     $9.83     430,869
Granted   ............................      9.52      82,500
Exercised ............................      6.80      (2,000)
Cancelled ............................     10.25     (12,385)
                                           -----     -------
Outstanding at July 1, 2006...........     $9.78     498,984
                                           -----     -------
Option price range at end of period...       $3.10-$17.00
                                           -----------------

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the second quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2006. At July 1, 2006, the aggregate intrinsic value was $478,000. This amount changes based on the fair market value of the Company's common stock. The total intrinsic value of options exercised for the quarter and six months ended July 1, 2006 was $1,000 and
$4,000, respectively. The total fair value of options vested for the six months ended July 1, 2006 was approximately $19,000.

The following table sets forth information as of July 1, 2006 regarding weighted average exercise prices, weighted average remaining contractual lives and remaining outstanding options under the various stock option plans sorted by range of exercise price:

                      Options Outstanding                              Options Exercisable
---------------------------------------------------------------   ----------------------------
                                 Weighted      Weighted Average                    Weighted
Options            Number         Average          Remaining         Number         Average
Price Range     Outstanding   Exercise Price   Contractual Life   Exercisable   Exercise Price
-------------   -----------   --------------   ----------------   -----------   --------------

$3.10-$7.00        91,100         $ 6.01           4.2 years         91,100         $ 6.01
$7.01-$10.00      236,794         $ 9.34           6.7 years        147,444         $ 9.26
$10.01-$13.00      91,790         $11.03           1.3 years         91,790         $11.03
$13.01-$17.00      79,300         $13.95           3.6 years         76,550         $13.96

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

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock purchase plan subscription activity follows:

                                      Weighted
                                      average
                                     subscription
                                        price       Shares
                                     ------------   -------
Subscribed at December 31, 2005...       $6.34       44,047
                                         -----      -------
Subscribed .......................          --           --
Purchased ........................        5.83      (29,625)
Cancelled ........................        5.36         (682)
                                         -----      -------
Subscribed at July 1, 2006........       $7.48       13,740
                                         -----      -------
Subscription price

 range end of period.............               $7.48
                                         ------------------

7. GOODWILL

The changes in the carrying amount of goodwill for the periods ended July 1,
2006 and December 31, 2005 are as follows:

                                               2006         2005
                                            ----------   ----------
Original balance                            $3,179,341   $3,179,341
Accumulated amortization through 2001         (434,603)    (434,603)
Accumulated foreign currency adjustment        756,455      633,175
   through prior year
Foreign currency adjustment, current year      179,669      123,280
                                            ----------   ----------
Balance, end of period                      $3,680,862   $3,501,193
                                            ==========   ==========

8. INVENTORIES

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

Inventories consist of the following:

                                      July 1,    December 31,
                                       2006          2005
                                    ----------   ------------
Finished goods                      $  669,901    $  365,346
Work in process                      1,474,426     1,675,747
Raw materials and purchased parts    1,858,598     1,668,474
                                    ----------    ----------
Total                               $4,002,925    $3,709,567
                                    ==========    ==========

Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,200,000 at July 1, 2006 and $1,084,000 at December 31, 2005.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at July 1, 2006 and December 31, 2005:

                                                     July 1, 2006   December 31, 2005
                                                     ------------   -----------------

The CIT Group/Business Credit, Inc. (A):
   Revolving line of credit, interest 1/2% above
      prime                                                   --                --
   Term loan A, due October 8, 2008, variable
      interest above LIBOR or prime                   $  575,000        $  725,000
   Term loan B, due October 8, 2010, variable
      interest above LIBOR or prime                    1,669,646         1,866,074

The Bank of Nova Scotia (B):

   Capital leases, interest 7.3%, due April 2006              --            74,025
   Capital leases, interest 5.85%, due May 2006               --            36,725
   Capital leases, interest 7.9%, due June 2006               --            67,469
   Capital leases, interest 7.35%, due March 2007         47,378                --
   Capital leases, interest 7.5%, due May 2007            46,472                --
   Capital leases, interest 5.8%, due January 2010       200,511           209,901
   Capital leases, interest 6.6%, due March 2011         158,964                --
                                                      ----------        ----------
                                                       2,697,971         2,979,194
Less current portion                                     855,573           907,895
                                                      ----------        ----------
Long-term portion                                     $1,842,398        $2,071,299
                                                      ==========        ==========

The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a
$2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. The revolving line of credit, which expires October 8, 2006, is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At July 1,
2006, the Company had available borrowing capacity under its revolving line of credit of $4,100,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 8.75%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 9.25%). The principal amount of Term Loan
B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent (currently 9.25%). As of July 1, 2006, the
Company, under the terms of its agreement with CIT, had elected to convert
$500,000 of Term Loan A and $1,570,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on April 13, 2006 for six months at an interest rate of 8.4543% and expires October 13, 2006. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United
States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada.

The provisions of the financing agreement require the Company to maintain certain financial and other covenants. At April 1, 2006 the Company was not in compliance with one of these covenants. Due to the covenant violation, the
Company had classified the amounts owed under the financing agreement with CIT as current liabilities at April 1, 2006. In May 2006, the Company and CIT
amended the covenant that was violated, and accordingly, at July 1, 2006 the
Company was in compliance with these covenants and the Company has classified the non-current portion owed under the financing agreement with CIT as long-term debt.

Based on current projections, the Company believes it may not meet its fixed charge coverage ratio covenant under the financing agreement with its lender
CIT. CIT has been apprised of this possibility and has indicated its ongoing support for the Company and willingness to waive or amend the covenant, although there can be no assurance that CIT will do so. If the Company does not meet the debt covenant at September 30, 2006 and CIT does not so waive or amend, the
Company would be required to classify the amounts owed to CIT as current liabilities at September 30, 2006, and CIT would have the right to declare default and accelerate payment of the loans.

FMI has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus 3/4%. No borrowings were outstanding under this agreement at July 1, 2006.

FMI has a $1,800,000 (Canadian) revolving lease line with the Bank of Nova
Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of July 1, 2006, $505,000
(Canadian) has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the closing of each respective sale/leaseback transaction. During the first quarter of 2006, FMI obtained $160,000 (US) in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2005.

Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $807,000(US) at July 1, 2006 and $678,000(US)
at December 31, 2005.

10. WARRANTIES

The Company's products sold under contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately
$62,000 and $30,000 for the quarters ended July 1, 2006 and July 2, 2005, respectively, and $97,000 and $118,000 for the six months ended July 1, 2006 and
July 2, 2005, respectively. The warranty reserve at July 1, 2006 and December
31, 2005 was $165,000 and $168,000, respectively.

11. INCOME TAXES

The current tax benefit for the quarter and six months ended July 1, 2006 represents refundable Canadian provincial tax credits for which FMI, as a technology company, has qualified.

The Company's effective tax rate for the six months ended July 2, 2005 reflects
U.S. Federal Alternative Minimum Tax and state income taxes that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards.

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued
unchanged in 2003, 2004, 2005 and the first six months of 2006. In 2005 the
Company added a valuation allowance for certain Canadian deferred tax assets of
$270,000, because it believed that the probability of realization of such assets was uncertain. Management believes that a valuation allowance is not required for the remainder of FMI's recorded deferred tax assets as they are more likely than not to be realized.

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

12. BUSINESS SEGMENT DATA

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

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenses are immaterial. Intersegment sales and the resulting intersegment assets are principally due to intercompany sales from the microwave micro-circuitry segment to the electronic components and subsystems segment.

                                                      Quarters Ended             Six Months Ended
                                                    -----------------           -----------------
                                                    July 1,   July 2,           July 1,   July 2,
                                                      2006      2005             2006      2005
                                                    -------   -------           -------   -------
                                                (In thousands of dollars)   (In thousands of dollars)

Industry segments:
   Sales to unaffiliated customers:
         Electronic components and subsystems        $7,102    $5,824           $11,784   $11,461
         Microwave micro-circuitry                    1,180     1,831             2,826     3,466
         Intersegment sales                             (31)      (86)             (128)     (100)
                                                     ------    ------           -------   -------
         Consolidated                                $8,251    $7,569           $14,482   $14,827
                                                     ======    ======           =======   =======
   Income before income taxes:
      Operating income (loss):
         Electronic components and subsystems        $  697    $  257           $    70   $   444
         Microwave micro-circuitry                     (148)      159                23       155
      Interest and other expense, net                   (33)      (64)              (52)     (117)
      Loss on disposition of assets                      --        --                --       (36)
                                                     ------    ------           -------   -------
         Consolidated                                $  516    $  352           $    41   $   446
                                                     ======    ======           =======   =======
      Depreciation and amortization:
         Electronic components and subsystems        $  591    $  736           $ 1,185   $ 1,432
         Microwave micro-circuitry                       64        64               133       133
                                                     ------    ------           -------   -------
         Consolidated                                $  655    $  800           $ 1,318   $ 1,565
                                                     ======    ======           =======   =======
      Capital expenditures:
         Electronic components and subsystems        $  418    $  311           $   956   $   544
         Microwave micro-circuitry                        9         4                23        16
                                                     ------    ------           -------   -------
         Consolidated                                $  427    $  315           $   979   $   560
                                                     ======    ======           =======   =======

                                                                                July 1,   July 2,
                                                                                  2006      2005
                                                                                -------   -------
      Identifiable assets:
         Electronic components and subsystems                                   $23,740   $24,855
         Microwave micro-circuitry                                                7,007     6,559
         Corporate                                                                3,383     2,721
         Intersegment                                                               (60)      (29)
                                                                                -------   -------
         Consolidated                                                           $34,070   $34,106
                                                                                =======   =======

13. NET INCOME PER COMMON SHARE

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

                                                            Quarters Ended           Six Months Ended
                                                       -----------------------   -----------------------
                                                         July 1,      July 2,      July 1,      July 2,
                                                          2006         2005         2006         2005
                                                       ----------   ----------   ----------   ----------

Net income available to common stockholders ........   $  529,493   $  332,260   $   88,884   $  415,842
                                                       ==========   ==========   ==========   ==========
Basic net income per share
Weighted average number of shares outstanding for
   basic net income per share-
Common stock .......................................    3,143,725    3,140,876    3,146,444    3,139,330
                                                       ==========   ==========   ==========   ==========
Net income per common share - basic ................   $      .17   $      .11   $      .03   $      .13
                                                       ==========   ==========   ==========   ==========
Diluted net income per share
Weighted average number of shares outstanding for
   diluted net income per share:
Common stock .......................................    3,143,725    3,140,876    3,146,444    3,139,330
Effect of dilutive securities:
Stock options (1) ..................................       38,459       31,701       19,279       34,219
Restricted stock....................................        1,038           --          520           --
                                                       ----------   ----------   ----------   ----------
Weighted average number of shares outstanding for
   diluted net income per share ....................    3,183,222    3,172,577    3,166,243    3,173,549
                                                       ==========   ==========   ==========   ==========
Net income per common share - diluted ..............   $      .17   $      .10   $      .03   $      .13
                                                       ==========   ==========   ==========   ==========

(1)  Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

     Diluted net income per share excludes 348,000 and 299,000 shares underlying stock options for the quarters ended July 1, 2006 and July 2, 2005, respectively, and 348,000 and 279,000 shares underlying stock options for the six months ended July 1, 2006 and July 2, 2005, respectively, as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on net income per share.

14. RELATED PARTY TRANSACTIONS

In May 1998, the Company sold 22,000 shares of Common Stock to Mason N. Carter,
Chairman, President and Chief Executive Officer of the Company, at a price of
$11.60 per share, which approximated the average closing price of the Company's
Common Stock during the first quarter of 1998. The Company lent Mr. Carter
$255,000 in connection with the purchase of these shares and combined that loan with a prior loan to Mr. Carter in the amount of $105,000. The resulting total principal amount of $360,000 was payable May 4, 2003 and bore interest at a variable interest rate based on the prime rate. This loan was further amended on
July 29, 2002. Accrued interest of $40,000 was added to the principal, bringing the new principal amount of the loan to $400,000, the due date was extended to
May 4, 2006, and interest (at the same rate as was previously applicable) was payable monthly. Mr. Carter pledged 33,000 shares of Common Stock as security for this loan, which was a full-recourse loan.

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
As a condition to the Company's obligation to purchase the shares, concurrent with the Company's payment of the purchase price Mr. Carter paid to the Company
$400,000 (plus any accrued and unpaid interest) in full satisfaction of Mr.
Carter's promissory note in favor of the Company dated July 29, 2002. This transaction was closed on April 24, 2006.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter and first six months of 2006, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $94,000 and $187,000, respectively, for providing legal services to the Company. During the second quarter and first six months of 2005, Katten Muchin Rosenman LLP was paid
$75,000 and $175,000, respectively. A director of the Company is counsel to
Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2006 and 2005 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $4,000 and $6,000 to these companies during the second quarter and first six months of 2006, respectively. The
Company paid an aggregate of $1,000 and $3,000 to these companies during the second quarter and first six months of 2005, respectively. A director of the
Company is the chairman and chief executive officer of these companies.

During the second quarter and first six months of 2006, a director of the
Company was paid $9,000 and $18,000, respectively, for providing technology-related consulting services to the Company. For the second quarter and first six months of 2005, such director was paid $9,000 and $18,000, respectively.

During the second quarter and first six months of 2006, DuPont Electronic
Technologies ("DuPont"), a stockholder and the employer of a director, was paid
$12,000 and $27,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. During the second quarter and first six months of 2005, DuPont was paid $8,000 and $25,000, respectively. A director of the Company is an officer of DuPont, but does not share in any of these payments.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit
Committee receives an annual fee of $2,500 for his services in such capacity.
The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2006 Stock
Option Plan, each non-employee director is granted an option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of
Stockholders. Such options have a three-year vesting period. Each such grant has an exercise price equal to the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. On June 22, 2006, non-qualified stock options to purchase an aggregate of 17,500 shares were issued to seven directors at an exercise price of $9.52 per share. Also on June
22, 2006, pursuant to the 2006 Non-Employee Directors' Stock Plan, 10,500 shares of restricted stock were granted to seven directors at a fair market value of
$9.52 per share. Such restricted stock vests ratably over a three-year period.

On December 13, 2004 Infineon Technologies AG ("Infineon"), at such time the beneficial owner of approximately 15% of the Company's common stock, sold
475,000 shares of the Company's common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings
LLC and Hampshire Investments, Limited ("Hampshire"), each of which is affiliated with Ludwig G. Kuttner, purchased shares representing an aggregate of approximately 9.6% of the Company's common stock. Mr. Kuttner was elected to the
Company's Board of Directors at its 2006 Annual Meeting of Stockholders. Mr.
Kuttner has agreed to take a leave of absence from his position as a director of
Merrimac pending investigation by Hampshire's audit committee of allegations of certain improprieties and possibly unlawful conduct involving Mr. Kuttner and other Hampshire executives. Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the Company. In connection with the transaction, the Company and Infineon terminated the Stock Purchase and Exclusivity Letter
Agreement dated April 7, 2000, as amended, which provided that the Company would design, develop and produce exclusively for Infineon certain Multi-Mix(R)
products that incorporate active RF power transistors for use in certain wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth transceivers.

DuPont and the four purchasers above hold registration rights which currently give them the right to register an aggregate of 1,003,413 shares of Common Stock of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation
Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments, particularly its Multi-Mix(R) products; the possibilities of impairment charges to the carrying value of our Multi-Mix(R)
assets, thereby resulting in charges to our earnings; risks associated with adequate capacity to obtain raw materials and reduced control over delivery schedules and costs due to reliance on sole source or limited suppliers; slower than anticipated penetration into the satellite communications, defense and wireless markets; failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; changes in product mix resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers' new or enhanced products; general economic and industry conditions; the risk that the benefits expected from the Company's acquisition of Filtran Microcircuits Inc.
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

The following table provides a breakdown of our sales between these segments for the quarters and six months ended July 1, 2006 and July 2, 2005:

                                                 Quarters Ended
                               --------------------------------------------------
                                     July 1, 2006               July 2, 2005
                               ------------------------   -----------------------
                                    $        % of sales        $       % of sales
                               -----------   ----------   ----------   ----------

Electronic components and
   subsystems                  $ 7,102,000       86.1%   $5,824,000       76.9%
Microwave micro-circuitry(1)   $ 1,180,000       14.3%   $1,831,000       24.2%
Intersegment sales             $   (31,000)      (0.4)%   $  (86,000)      (1.1)%
                               -----------      -----     ----------      -----
Consolidated                   $ 8,251,000      100.0%   $7,569,000      100.0%
                               ===========      =====     ==========      =====

                                                 Six Months Ended
                               --------------------------------------------------
                                     July 1, 2006               July 2, 2005
                               ------------------------   ------------------------
                                    $        % of sales        $        % of sales
                               -----------   ----------   -----------   ----------

Electronic components and
   subsystems                  $11,784,000       81.4%   $11,461,000       77.3%
Microwave micro-circuitry(1)   $ 2,826,000       19.5%   $ 3,466,000       23.4%
Intersegment sales             $  (128,000)      (0.9)%   $  (100,000)      (0.7)%
                               -----------      -----     -----------      -----
Consolidated                   $14,482,000      100.0%   $14,827,000      100.0%
                               ===========      =====     ===========      =====

(1)  Substantially all conducted by our Canadian subsidiary, Filtran
     Microcircuits Inc.

Merrimac is a versatile technologically oriented company specializing in miniature radio frequency lumped-element components, integrated beamformer networks, microstrip and stripline microwave components, subsystem assemblies and ferrite attenuators. Of special significance has been the combination of two or more of these technologies into single components to achieve superior performance and reliability while minimizing package size and weight. Merrimac components are today found in applications as diverse as satellites, military and commercial aircraft, radar, cellular wireless and WiMAX infrastructure base stations, medical and dental diagnostic instruments and wireless Internet connectivity. Merrimac's components range in price from $0.50 to more than
$10,000 and its subsystem assemblies range from $500 to more than $1,000,000.

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

In addition, in 2005 Merrimac started the design of a high power amplifier for use in base station infrastructure, military and satcom applications. An important part of base station infrastructure equipment is the high power transmit amplifier, which must provide extremely linear performance in order to boost signals carrying voice, data and video services without distortion.

In 2006, the Company anticipates exploiting Multi-Mix(R) advanced high power integration technology by offering new high-power subsystem assembly solutions to wireless infrastructure OEMs for size, weight, and cost reduction of base station power amplifiers. The Company believes the Resource Module will be the foundation or building block for providing Total Integrated Platform Solutions by attaching and embedding high-power semiconductor transistor die (such as
LDMOS, SiC, GaN, SiGe, GaAs FET/MESFET and PHEMT) into 3D highly integrated multilayer modules for use in wireless infrastructure high-power amplifiers, tower top amplifiers, WiMAX base stations, radio transceivers and phased-array radar transmitter elements. The Company believes the Resource Module offers a very attractive value proposition that provides enabling solutions to a variety of different commercial and military market applications.

Recently, Merrimac was granted a United States Patent for its Multi-Mix(R)
Resource Module along with another Patent for its Multi-Mix(R) Microtechnology from the State Intellectual Property Office of the People's Republic of China
entitled "Method of Making Microwave Multifunction Modules Using Fluoropolymer
Composite Substrates".

Merrimac has delivered custom designed and high power Multi-Mix(R) components for a Homeland Security and Public Safety integrated communications system to assist in future civil and governmental inter-departmental communications. In addition, Multi-Mix PICO(R) orders for WiMAX customer premise equipment (CPE)
continue to be received in 2006. WiMAX is another growth area for Multi-Mix(R).
WiMAX provides wireless access technology for "last mile" broadband services for the home, such as high-speed Internet and video on demand, offering size and cost advantages.

Merrimac continues to make upgrades to existing military systems that require more functionality and advanced capabilities in smaller and lightweight products. Multi-Mix(R) Microtechnology has the ability to provide leverage to a host of military systems where size, weight and performance

requirements are mission critical. Ongoing collaborative design efforts with our key account customers to develop prototypes for potential applications, such as military space applications, ship board radar, joint tactical radio systems, classified airborne integrated filter assemblies, and instantaneous frequency measuring receivers for airborne applications, and wireless and WiMAX infrastructure base stations to insure the best trade off in size, cost, performance and power for their systems, while utilizing advanced integration capabilities of Multi-Mix(R) Microtechnology. While there can be no assurance any of these collaborative efforts will result in the Company receiving production orders for its products following development of any successful prototype, the Company believes such projects could result in significant future revenues.

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

Multi-Mix PICO(R)

In July 2001, Merrimac introduced its Multi-Mix PICO(R) Microtechnology. Through
Multi-Mix PICO(R) technology, Merrimac offers a group of products at a greatly reduced size, weight and cost that includes hybrid junctions, directional couplers, quadrature hybrids, power dividers and inline couplers, filters and vector modulators along with 802.11a, 802.11b, and 802.11g Wireless LAN (Local
Area Network) modules. When compared to conventional multilayer quadrature hybrids and directional coupler products, Multi-Mix PICO(R) is more than 84%
smaller in size, without experiencing loss of power or performance. Merrimac has completed the development of a broad line of Multi-Mix(R) components for use in wireless Infrastructure base station applications.

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

For more information regarding the electronics components and subsystems business and the microwave micro-circuitry business done by FMI, please see Note
12 of the Notes to Consolidated Financial Statements.

The Company markets and sells its products domestically and internationally through a direct sales force and manufacturers' representatives. Merrimac has traditionally developed and offered for sale products built to specific customer needs, as well as standard catalog items.

Any future demand for Multi-Mix(R) for the wireless market is dependent on various third-party programs and is directly related to the timing of our customers' and potential customers' phase-out of existing programs and their migration, which is not assured and has not yet commenced commercially, toward new programs to meet their customers' new requirements. The Company also anticipates decreased levels of orders for the remainder of fiscal year 2006 due to defense program delays, but anticipates increased levels of orders for 2007 for its Multi-Mix(R) Microtechnology products based on inquiries from existing customers, requests to quote from prospective and existing customers and market research. Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company's core strengths and revenue generators. Accordingly, defense and military product revenues may decrease and should not be expected to increase, at times of armed conflicts or war. Certain defense and automotive orders from existing customers expected for FMI have been delayed into the second half of 2006.

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

The Company is currently anticipating a declining level of sales and operating income for 2006, primarily resulting from materially decreased bookings in late
2005 and the first quarter of 2006 and resulting lower backlog of the Company's traditional products, particularly products sold by its Filtran subsidiary. The
Company has also experienced delays of orders from satellite and defense customers, including Multi-Mix(R) products. The Company will continue to focus its Multi-Mix(R) Microtechnology business strategy on development, manufacturing and marketing of the high power amplifier Multi-Mix(R) Resource Module and ancillary products. Accordingly, to support the Multi-Mix(R) initiative, the
Company expects to make significant investments in additional technical designing and engineering personnel resources, resulting in increased annual compensation costs of up to approximately $700,000, and additional assets and equipment of approximately $400,000.

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

As a result of this increased investment in our Multi-Mix(R) technology initiative, the lower level of certain traditional sales currently being experienced and anticipated, delays of orders from satellite and defense customers, including Multi-Mix(R) products, adoption of the SFAS No. 123R accounting standard and other future events described herein, the Company anticipates that operating income, net income and net income per share will be adversely affected during the remainder of 2006 (resulting in an anticipated loss in 2006) and until our Multi-Mix(R) product line sales increase as anticipated in 2007.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company's management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders' equity, and revenues and expenses. The management judgements that are currently the most critical are related to the accounting for the Company's investments in Multi-Mix(R)
Microtechnology, contract revenue recognition, inventory valuation, valuation of goodwill and valuation of deferred tax assets.

Impairment of long-lived assets

Following is a summary of the carrying amounts of the Multi-Mix(R)
Microtechnology net assets included in the Company's consolidated financial statements at July 1, 2006 and the related future planned purchases and lease obligation commitments through January 2011.

Net assets:

Property, plant and equipment, at cost                  $14,676,000
Less accumulated depreciation and amortization            7,454,000
                                                        -----------
Property, plant and equipment, net                        7,222,000
Inventories                                                 324,000
Other assets, net                                           178,000
                                                        -----------
Total net assets at July 1, 2006                        $ 7,724,000
                                                        -----------
Commitments:
Planned equipment purchases for the remainder of 2006   $   800,000
Lease obligations through January 2011                      850,000
                                                        -----------
Total commitments                                       $ 1,650,000
                                                        -----------
Total net assets and commitments                        $ 9,374,000
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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The
Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company's very limited experience with these contracts. $250,000 of revenue was recognized related to cost reimbursement contracts during the second quarter and first six months of 2006. No revenue was recognized related to cost-reimbursement contracts during the second quarter and first six months of 2005.

Inventory Valuation

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of

$1,200,000 at July 1, 2006 and $1,084,000 at December 31, 2005. Procurement of
inventory is based on specific customer orders and forecasts. Customers have certain rights of modification with respect to these orders and forecasts. As a result, customer modifications to orders and forecasts affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory for the related customers. Although the Company may be able to use some of these excess components and raw materials in other products it manufactures, a portion of the cost of this excess inventory may not be recoverable from customers, nor may any excess quantities be returned to the vendors. The Company also may not be able to recover the cost of obsolete inventory from vendors or customers.

Write offs or write downs of inventory generally arise from:

     o    declines in the market value of inventory;

     o    changes in customer demand for inventory, such as cancellation of orders; and

     o    our purchases of inventory beyond customer needs that result in excess quantities on hand that we are not able to return to the vendor or charge back to the customer.

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

Valuation of Deferred Tax Assets

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued
unchanged in 2003, 2004, 2005 and the first six months of 2006. In 2005 the
Company added a valuation allowance for certain Canadian deferred tax assets of
$270,000, because it believed that the probability of realization of such assets was uncertain. Management believes that a valuation allowance is not required for the remainder of FMI's recorded deferred tax assets as they are more likely than not to be realized.

                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                                   (UNAUDITED)

The following table reflects the percentage relationships of items from the
Consolidated Statements of Operations as a percentage of net sales.

                                            Percentage of Net Sales   Percentage of Net Sales
                                            -----------------------   -----------------------
                                                  Quarters Ended           Six Months Ended
                                            -----------------------   -----------------------
                                               July 1,   July 2,         July 1,   July 2,
                                                 2006      2005            2006      2005
                                               -------   -------         -------   -------

Net sales................................       100.0%    100.0%          100.0%    100.0%
                                                -----     -----           -----     -----
Costs and expenses:
   Cost of sales.........................        55.0      56.8            57.8      57.5
   Selling, general and administrative...        32.0      31.0            35.5      31.4
   Research and development..............         6.3       6.7             6.1       7.1
                                                -----     -----           -----     -----
                                                 93.3      94.5            99.4      96.0
                                                -----     -----           -----     -----
Operating income.........................         6.7       5.5              .6       4.0
Interest and other expense, net..........         (.4)      (.8)            (.3)      (.8)
Loss on disposition of assets............          --        --              --       (.2)
                                                -----     -----           -----     -----
Income before income taxes...............         6.3       4.7              .3       3.0
Provision (benefit) for income taxes.....         (.1)       .3             (.3)       .2
                                                -----     -----           -----     -----
Net income...............................         6.4%      4.4%             .6%      2.8%
                                                =====     =====           =====     =====

SECOND QUARTER AND FIRST SIX MONTHS OF 2006 COMPARED TO THE SECOND QUARTER AND
FIRST SIX MONTHS OF 2005

Net sales.

Consolidated results of operations for the second quarter of 2006 reflect an increase in net sales from the second quarter of 2005 of $682,000 or 9.0% to
$8,251,000. The increase was attributable to a $1,278,000 increase in net sales of electronic components and subsystems offset by a $651,000 decrease in sales of microwave micro-circuitry products from FMI and a $55,000 decrease of intersegment sales. The increase in net sales for the electronic components and subsystems segment for the second quarter was due to the shipment of a $750,000 order to a significant military customer and $1,200,000 of revenue recognized in connection with the early close out of a fixed price customer contract.
Consolidated results of operations for the first six months of 2006 reflect a decrease in net sales from the first six months of 2005 of $345,000 or 2.3% to
$14,482,000. Sales for the first six months of 2006 were lower than the first six months of 2005 primarily due to the lower bookings levels received during the second half of 2005 and the first quarter of 2006 as compared to comparable periods from delays in space and defense programs. 2006 sales include a $640,000 decrease in sales of microwave micro-circuitry products from FMI offset by a
$323,000 increase in net sales of electronic components and subsystems and a
$28,000 increase of intersegment sales.

In times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company's core strengths and revenue generators. The Company also anticipates decreased levels of orders for the remainder of fiscal year 2006 due to defense program delays, but anticipates increased levels of orders for 2007 for its Multi-Mix(R) Microtechnology products based on inquiries from existing customers, requests to quote from prospective and existing customers and market research.

The decrease in sales of the microwave micro-circuitry segment for the second quarter and first six months of 2006 was due to delays and cancellations in new orders from existing customers from the automotive and defense markets in the first half of 2006. FMI anticipates much of this new order volume to renew later in 2006.

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

The following table presents key performance measures that we use to monitor our operating results for the six months ended July 1, 2006 and July 2, 2005:

                         2006          2005
                     -----------   -----------
Beginning backlog    $13,139,000   $12,945,000
Plus bookings        $12,864,000   $16,335,000
Less net sales       $14,482,000   $14,827,000
Ending backlog       $11,521,000   $14,453,000
Book-to-bill ratio          0.89          1.10

Orders of $8,919,000 were received during the second quarter of 2006, an increase of $779,000 or 9.6% compared to $8,140,000 in orders received during the second quarter of 2005. Orders of $12,864,000 were received during the first six months of 2006 a decrease of $3,471,000 or 21.2% compared to $16,335,000 in orders received during the first six months of 2005. The decrease in orders for the first six months of 2006 as compared to the first six months of 2005 was due to delays in expected satellite and defense programs for all product lines, including our Multi-Mix(R) products. Backlog decreased by $1,618,000 to
$11,521,000 at the end of second quarter of 2006 compared to $13,139,000 at year-end 2005. The Company believes its book-to-bill ratio for fiscal 2006 could be slightly under 1.0 to 1.

Cost of sales and Gross profit.

The following table provides comparative gross profit information, by product segment, between the quarters and six months ended July 1, 2006 and July 2,
2005.

                                      Quarter ended July 1, 2006                 Quarter ended July 2, 2005
                               ----------------------------------------   ----------------------------------------
                                               Increase/         % of                     Increase/        % of
                                            (Decrease) from    Segment                 (Decrease) from    Segment
                                    $         prior period    Net Sales        $         prior period    Net Sales
                               ----------   ---------------   ---------   ----------   ---------------   ---------

Electronic Components and
Subsystems gross profit        $3,510,000      $ 738,000        49.4%     $2,772,000      $(39,000)        47.6%
Microwave Micro-Circuitry
gross profit                   $  200,000      $(296,000)       16.9%     $  496,000      $ (1,000)        27.1%
Consolidated  gross profit     $3,710,000      $ 442,000        45.0%     $3,268,000      $(40,000)        43.2%

                                     Six Months ended July 1, 2006              Six Months ended July 2, 2005
                               ----------------------------------------   ----------------------------------------
                                               Increase/         % of                      Increase/        % of
                                            (Decrease) from    Segment                 (Decrease) from    Segment
                                    $         prior period    Net Sales        $         prior period    Net Sales
                               ----------   ---------------   ---------   ----------   ---------------   ---------

Electronic Components and
Sub-assemblies gross profit    $5,379,000      $ (65,000)       45.6%     $5,444,000      $(309,000)       47.5%
Microwave Micro-Circuitry
gross profit                   $  733,000      $(126,000)       25.9%     $  859,000      $ (45,000)       24.8%
Consolidated gross profit      $6,112,000      $(191,000)       42.2%     $6,303,000      $(354,000)       42.5%

The increase in gross profit dollars and percent for the second quarter of 2006 for the electronic components and sub-assemblies segment was due to $1,200,000 of revenue recognized in connection with the early contract close out as to which there were second quarter expenses of approximately $140,000 because the
Company had ceased work when the contract ended. The decrease in gross profit for the first six months of 2006 for the electronic components and subsystems segment was due to the overall decrease in segment sales, partially offset by the second quarter revenue and related expenses recognized as a result of the early contract close out previously mentioned. The decrease in gross profit percent to 45.6% in the first six months of 2006 from 47.5% in the first six months of 2005 for the electronic components and subsystems segment was due to the weaker product mix from the first quarter offset by the impact of the early contract close out.

Depreciation expense included in consolidated cost of sales for the second quarter of 2006 was $582,000, a decrease of $146,000 compared to the second quarter of 2005. Depreciation expense included in consolidated cost of sales for the first six months of 2006 was $1,189,000, a decrease of $227,000 compared to the first six months of 2005. For the second quarter and first six months of
2006, approximately $373,000 and $740,000, respectively, of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. For the second quarter and first six months of 2005, approximately $419,000 and $796,000, respectively of depreciation expense was associated with Multi-Mix(R)
Microtechnology capital assets.

FMI sales include intersegment sales of $31,000 and $86,000 in the second quarter of 2006 and 2005, respectively. The decrease in gross profit and gross profit percent for the second quarter and first six months of 2006 is due to higher direct labor and manufacturing costs, attributable to the strengthening of the Canadian dollar. FMI sales include intersegment sales of $128,000 and
$100,000 in the first six months of 2006 and 2005, respectively.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,645,000 for the second quarter of 2006 increased by $301,000 or 12.8%, and when expressed as a percentage of net sales, increased by 1.0 percentage points to 32.0% compared to the second quarter of 2005. The increase in such expenses for the second quarter of 2006 was due to higher selling and administrative costs related to higher compensation. Selling, general and administrative expenses of $5,131,000 for the first six months of 2006 increased by $476,000 or 10.2%, and when expressed as a percentage of net sales, increased by 4.1 percentage points to 35.5% compared to the first six months of 2005. The increase in such expenses for the first quarter of 2006 was due to higher selling, marketing and administrative expenses related to higher compensation partially offset by lower commissions on the lower sales level in the first six months of 2006. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for Multi-Mix(R).

Research and development expenses.

Research and development expenses for new products were $516,000 for the second quarter of 2006, an increase of $8,000 or 1.6%, and when expressed as a percentage of net sales, a decrease of 0.4 percentage points to 6.3% compared to the second quarter of 2005. Except for $32,000 of expenses at FMI (a decrease of
$8,000 from such FMI expenses in the second quarter of 2005) substantially all of the research and development expenses were related to Multi-Mix(R)
Microtechnology and Multi-Mix PICO(R) products. Research and development expenses for new products were $888,000 for the first six months of 2006, an decrease of $161,000 or 15.3%, and when expressed as a percentage of net sales, a decrease of 1.0 percentage points to 6.1% compared to the first six months of
2005. Except for $64,000 of expenses at FMI (a decrease of $16,000 from such FMI expenses in the first six months of 2005) substantially all of the research and development expenses were related to Multi-Mix(R) Microtechnology and Multi-Mix
PICO(R) products. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for
Multi-Mix(R).

Operating income.

Consolidated operating income for the second quarter of 2006 was $549,000 compared to consolidated operating income of $416,000 for the second quarter of
2005. The increase in consolidated operating income for the second quarter of
2006 was due to the increase in gross profit resulting from the revenue recognized as a result of the early contract close out previously mentioned.
Consolidated operating income for the second quarter of 2006 included a non-cash charge of $35,000 for share-based compensation resulting from the adoption of
SFAS No. 123R.

Consolidated operating income for the first six months of 2006 was $93,000 compared to consolidated operating income of $599,000 for the first six months of 2005. The decrease in consolidated operating income for the first six months of 2006 was due to a reduction of gross profit resulting from decreased sales, partially offset by revenue recognized as a result of the early contract close out mentioned above and due to the higher selling, general and administrative expenses during the first six months of 2006 compared to the first six months of 2005. Consolidated operating income for the first six months of 2006 included a non-cash charge of $79,000 for share-based compensation resulting from the adoption of SFAS No. 123R.

For the second quarter of 2006, the Company's operating income for its electronic components and subsystems segment was $697,000 compared to operating income of $257,000 for the second quarter of 2005. The higher operating income for the electronic components and subsystems segment was due to the increase in gross profit resulting from revenue recognized as a result of the early contract close out mentioned above. For the second quarter of 2006, operating loss for the microwave micro-circuitry segment was $148,000 compared to operating income of $159,000 for the second quarter of 2005. The lower operating income for the microwave micro-circuitry segment was due the lower gross margin from the reduced sales level and the strengthening of the Canadian dollar.

For the first six months of 2006 the Company's operating income for its electronic components and subsystems segment was $70,000 compared to operating income of $444,000 for the first six months of 2005. The lower operating income for the electronic components and subsystems segment was due to the segment's lower gross profit from lower sales, partially offset by revenue recognized as a result of the early contract close out previously mentioned, and due to higher selling, general and administrative expenses as described above as compared to the first six months of 2005. For the first six months of 2006, operating income for the microwave micro-circuitry segment was $23,000 compared to operating income of $155,000 for the first six months of 2005. The lower operating income for the microwave micro-circuitry segment was due to the segment's lower gross profit from the lower sales level when compared to the first six months of 2005.

Interest and other expense, net.

Interest and other expense, net was $33,000 for the second quarter of 2006 compared to interest and other expense, net of $64,000 for the second quarter of
2005. Interest and other expense, net was $52,000 for the first six months of
2005 compared to interest and other expense, net of $117,000 for the first months of 2005. Despite the general rise in interest rates from 2005 to 2006, the reduction of interest and other expense for the second quarter and first six months of 2006 was due to lower outstanding debt balances during the first six months of 2006 and the institution of a cash management program in the fourth quarter of 2005 that generated interest income on the Company's free cash balances.

Income taxes.

The current tax benefits for the quarter and six months ended July 1, 2006 represent refundable Canadian tax credits for which FMI, as a technology company, has qualified.

The Company's effective tax rate for the six months ended July 2, 2005 reflects
U.S. Federal Alternative Minimum Tax and State income taxes that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company may become subject to these limitations in 2006 depending on change in control.

Net income.

Net income for the second quarter of 2006 was $529,000 compared to net income of
$332,000 for the second quarter of 2005. Net income per diluted share for the second quarter of 2006 was $.17 compared to net income of $.10 per diluted share for the second quarter of 2005. Net income for the second quarter of 2006 included a non-cash charge of $35,000 or $.01 per share for share-based compensation resulting from the adoption of SFAS No. 123R. Net income for the second quarter of 2006 also included a tax benefit of $13,000 representing refundable Canadian provincial technology tax credits for which the Company has qualified and lower net interest expense.

Net income for the first six months of 2006 was $89,000 compared to net income of $416,000 for the first six months of 2005. Net income per diluted share for the first six months of 2006 was $.03 compared to net income of $.13 per diluted share for the six months of 2005. Net income for the first six months of 2006 included a non-cash charge of $79,000 or $.03 per share for share-based compensation resulting from the adoption of SFAS No. 123R. Net income for the second quarter of 2006 also included a tax benefit of $48,000 or $.02 per share representing refundable Canadian provincial technology tax credits for which the
Company has qualified and lower net interest expense. Net income for the first six months of 2005 included a loss on the disposition of capital assets of
$36,000 or $.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $3,400,000 at the end of the second quarter of 2006 compared to approximately $4,100,000 at the end of 2005. The Company's working capital was approximately $10,400,000 and its current ratio was 3.8 to 1 at the end of the second quarter of 2006 compared to $9,800,000 and 3.2 to 1, respectively, at the end of 2005. At July 1, 2006, the Company had available borrowing capacity under its revolving line of credit of $4,100,000.

The Company's operating activities provided operating cash flows of $366,000 during the first six months of 2006 compared to generating $984,000 of operating cash flows during the first six months of 2005. The primary sources of operating cash flows for the first six months of 2006 were the net income of $89,000 which was reduced by depreciation and amortization of $1,318,000 and share-based compensation of $82,000 offset by increases in accounts receivable of $174,000, inventory of $287,000 and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $734,000. The primary sources of operating cash flows for the first six months of 2005 were the year-to-date net income of
$416,000 which was reduced by depreciation and amortization of $1,564,000; a decrease in accounts receivable of $87,000, offset by an increase in inventories of $593,000 and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $468,000.

The Company made net cash investments in property, plant and equipment of
$979,000 during the first six months of 2006 compared to net cash investments made in property, plant and equipment of $560,000 during the first six months of
2005. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $7,222,000 at the end of the
second quarter of 2006, an decrease of $224,000 compared to $7,446,000 at the end of fiscal year 2005.

The Company's planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company's $5,000,000 revolving credit facility, which expires October 8, 2006. The Company anticipates the revolving credit facility will be renewed.

The financing agreement with CIT consists of a $5,000,000 revolving line of credit, that is temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a
$2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. The revolving line of credit, which expires October 8, 2006, is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At July 1,
2006, the Company had available borrowing capacity under its revolving line of credit of $4,100,000. The revolving line of credit bears interest at the prime rate plus 1/2 percent (currently 8.75%). The principal amount of Term Loan A is payable in 60 equal monthly installments of $25,000 and bears interest at the prime rate plus one percent (currently 9.25%). Term Loan A matures on October 8,
2008. The principal amount of Term Loan B is payable in 84 equal monthly installments of $32,738 and bears interest at the prime rate plus one percent
(currently 9.25%). Term Loan B matures on October 8, 2010. As of July 1, 2006, the Company, under the terms of its agreement with CIT, had elected to convert
$500,000 of Term Loan A and $1,570,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on April 13, 2006 for six months at an interest rate of 8.4543% and expires October 13, 2006. The revolving line of credit and the term loans are secured by substantially all of the Company's assets located within the United
States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada.

The provisions of the financing agreement require the Company to maintain certain financial and other covenants. At April 1, 2006 the Company was not in compliance with one of these covenants. Due to the covenant violation, the
Company had classified the amounts owed under the financing agreement with CIT as current liabilities at April 1, 2006. In May 2006, the Company and CIT
amended the covenant that was violated, and accordingly, at July 1, 2006 the
Company was in compliance with these covenants and the Company has classified the non-current portion owed under the financing agreement with CIT as long-term debt.

Based on current projections, the Company believes it may not meet its fixed charge coverage ratio covenant under the financing agreement with its lender
CIT. CIT has been apprised of this possibility and has indicated its ongoing support for the Company and willingness to waive or amend the covenant, although there can be no assurance that CIT will do so. If the Company does not meet the debt covenant at September 30, 2006 and CIT does not so waive or amend, the
Company would be required to classify the amounts owed to CIT as current liabilities at September 30, 2006, and CIT would have the right to declare default and accelerate payment of the loans.

FMI has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus 3/4%. This facility is renewed annually in September. No borrowings were outstanding under this agreement at
July 1, 2006.

FMI has a $1,800,000 (Canadian) revolving lease line with the Bank of Nova
Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of July 1, 2006, $505,000
(Canadian) has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2006, FMI obtained $160,000 (US) in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2005.

Capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $807,000(US) at July 1, 2006 and $678,000(US)
at December 31, 2005.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first six months of 2006 by approximately
$338,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2006 by approximately
$800,000. The Company intends to issue commitments to purchase $1,000,000 of capital equipment from various vendors for the remainder of 2006. The Company anticipates that such equipment will be purchased and become operational during the second half of 2006.

The functional currency for the Company's wholly-owned subsidiary FMI is the
Canadian dollar. The changes in accumulated other comprehensive income for the six months of 2006 and 2005 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods.
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

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP
123R-3"), "Transition Election Related to Accounting for the Tax Effects of
Share-based Payment Awards", that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC
Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The
Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods, however, neither alternative would have an impact on the Company's results of operations or financial condition for the quarter ended July 1, 2006, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for
Uncertainty in Income Taxes", ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after
December 15, 2006. The Company is currently evaluating the impact that FIN 48 will have on its financial position and results of operations.

RELATED PARTY TRANSACTIONS

In May 1998, the Company sold 22,000 shares of Common Stock to Mason N. Carter,
Chairman, President and Chief Executive Officer of the Company, at a price of
$11.60 per share, which approximated the average closing price of the Company's
Common Stock during the first quarter of 1998. The Company lent Mr. Carter
$255,000 in connection with the purchase of these shares and combined that loan with a prior loan to Mr. Carter in the amount of $105,000. The resulting total principal amount of $360,000 was payable May 4, 2003 and bore interest at a variable interest rate based on the prime rate. This loan was further amended on
July 29, 2002. Accrued interest of $40,000 was added to the principal, bringing the new principal amount of the loan to $400,000, the due date was extended to
May 4, 2006, and interest (at the same rate as was previously applicable) was payable monthly. Mr. Carter has pledged 33,000 shares of Common Stock as security for this loan, which was a full-recourse loan.

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
As a condition to the Company's obligation to purchase the shares, concurrent with the Company's payment of the purchase price Mr. Carter paid to the Company
$400,000 (plus any accrued and unpaid interest) in full satisfaction of Mr.
Carter's promissory note in favor of the Company dated July 29, 2002. This transaction was closed on April 24, 2006.

During the second quarter and first six months of 2006, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $94,000 and $187,000, respectively, for providing legal services to the Company. During the second quarter and first six months of 2005, Katten Muchin Rosenman LLP was paid
$75,000 and $175,000, respectively. A director of the Company is counsel to
Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2006 and 2005 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $4,000 and $6,000 to these companies during the second quarter and first six months of 2006,

respectively. The Company paid an aggregate of $1,000 and $3,000 to these companies during the second quarter and first six months of 2005, respectively.
A director of the Company is the chairman and chief executive officer of these companies.

During the second quarter and first six months of 2006, a director of the
Company was paid $9,000 and $18,000, respectively, for providing technology-related consulting services to the Company. For the second quarter and first six months of 2005, such director was paid $9,000 and $18,000, respectively.

During the second quarter and first six months of 2006, DuPont Electronic
Technologies ("DuPont"), a stockholder and the employer of a director, was paid
$12,000 and $27,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. During the second quarter and first six months of 2005, DuPont was paid $8,000 and $25,000, respectively. A director of the Company is an officer of DuPont, but does not share in any of these payments.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit
Committee receives an annual fee of $2,500 for his services in such capacity.
The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2006 Stock
Option Plan, each non-employee director is granted an option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of
Stockholders. Such options have a three-year vesting period. Each such grant has an exercise price equal to the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. On June 22, 2006, non-qualified stock options to purchase an aggregate of 17,500 shares were issued to seven directors at an exercise price of $9.52 per share. Also on June
22, 2006, pursuant to the 2006 Non-Employee Directors' Stock Plan, 10,500 shares of restricted stock were granted to seven directors at a fair market value of
$9.52 per share. Such restricted stock vests ratably over a three-year period.

On December 13, 2004 Infineon Technologies AG ("Infineon"), at such time the beneficial owner of approximately 15% of the Company's common stock, sold
475,000 shares of the Company's common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings
LLC and Hampshire Investments, Limited ("Hampshire"), each of which is affiliated with Ludwig G. Kuttner, purchased shares representing an aggregate of approximately 9.6% of the Company's common stock. Mr. Kuttner was elected to the
Company's Board of Directors at its 2006 Annual Meeting of Stockholders. Mr.
Kuttner has agreed to take a leave of absence from his position as a director of
Merrimac pending investigation by Hampshire's audit committee of allegations of certain improprieties and possibly unlawful conduct involving Mr. Kuttner and other Hampshire executives. Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the Company. In connection with the transaction, the Company and Infineon terminated the Stock Purchase and Exclusivity Letter
Agreement dated April 7, 2000, as amended, which provided that the Company would design, develop and produce exclusively for Infineon certain Multi-Mix(R)
products that incorporate active RF power transistors for use in certain wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth transceivers.

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

ITEM 4. CONTROLS AND PROCEDURES

As of July 1, 2006 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's
Chief Executive Officer and Chief Financial Officer, of the effectiveness of the
Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or
15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of
July 1, 2006, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the true frames specified in the Securities and Exchange
Commission's rules and forms.

In designing and evaluating the Company's disclosure controls and procedures , management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our Risk Factors from those presented in our Form 10-K for fiscal year 2005, except for certain updating changes to the
Risk Factors "Dependence on Limited Number of Suppliers," as presented below.

     You should carefully consider the matters, as revised, described below and in our Form 10-K for 2005 before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Our business operations may be impaired by additional risks and uncertainties of which we are unaware or that we currently consider immaterial.

     Our business, and the subsequent results of operations or cash flows may be adversely affected if any of such risks actually occur. In such case, the trading price of our common stock could decline, and you may lose part or all of your investment.

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
The Company's Multi-Mix Resource Module would require such commercially unavailable components when used for commercial high power amplifier base station infrastructure applications but does not depend on these components for military and other commercial applications for which a variety of components are available in the proper configuration from a number of alternative sources. In order to commercialize this high power base station LDMOS application of the
Multi-Mix Resource Module, the Company would need to establish a supply relationship with a vendor willing to provide commercial quantities of the needed components in a configuration that would maximize the value of the patented Multi-Mix Resource Module for this market. Although discussions are on-going with LDMOS transistor providers, there is no assurance we will be able to establish such a vendor relationship, in

which case we would be unable to manufacture commercial quantities of Multi-Mix products for high power base station infrastructure applications, which would have a material adverse effect on our value proposition, results of operations and profitability.

     Any difficulty in obtaining sufficient quantities of such raw materials on a timely basis, and at economic prices, could result in design and engineering changes and expenses, shipment delays and/or an inability to manufacture certain
Multi-Mix products. Significant increases in the costs of such materials could also have a material adverse effect on our value proposition and marketing efforts with potential customers and our results of operations and profitability.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 22, 2006, the Company held its Annual Stockholders Meeting at which the stockholders elected three members to the Company's Board of Directors. The stockholders of the Company elected Fernando L. Fernandez, Joel H. Goldberg and
Ludwig G. Kuttner as Class I Directors whose terms expire at the 2009 Annual
Meeting.

The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, voted upon at the
Company's June 22, 2006 Annual Stockholders Meeting:

Election of Directors.

                           For      Abstain
                        ---------   -------
Fernando L. Fernandez   2,537,140   474,950
Joel H. Goldberg        2,531,529   480,561
Ludwig G. Kuttner       2,853,649   158,441

Ratification of Grant Thornton LLP as the Company's independent registered public accounting firm.

                           For      Against   Abstain
                        ---------   -------   -------
                        2,984,131    27,275     684

Ratification of the Merrimac Industries, Inc. 2006 Stock Option Plan.

                           For      Against   Abstain
                        ---------   -------   -------
                        1,811,366   685,087    8,772

Ratification of the Merrimac Industries, Inc. 2006 Key Employee Incentive Plan.

                           For      Against   Abstain
                        ---------   -------   -------
                        2,002,477   489,391    13,357

Ratification of the Merrimac Industries, Inc. 2006 Non-Employee Directors' Stock
Plan.

                           For      Against   Abstain
                        ---------   -------   -------
                        1,998,186   498,767    8,272

The Company's three Class II directors, Edward H. Cohen, Arthur A. Oliner and
Harold J. Raveche, and three Class III directors, Mason N. Carter, Albert H.
Cohen and David B. Miller, continued as directors after the Annual Stockholders
Meeting and are serving terms expiring at the time of the Company's annual meetings in 2007 and 2008, respectively, and until their respective successors have been duly elected and qualified.

ITEM 6. EXHIBITS

Exhibits:

     EXHIBIT
      NUMBER   DESCRIPTION OF EXHIBIT
     -------   -----------------------------------------------------------------
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

     EXHIBIT
      NUMBER   DESCRIPTION OF EXHIBIT
     -------   -----------------------------------------------------------------
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

     10(j)     Employment Agreement dated as of April 11, 2006, between Merrimac and Mason N. Carter is hereby incorporated by reference to
               Exhibit 10.1 to Merrimac's Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 13, 2006.*

     10(k)     Registration Rights Agreement dated as of May 4, 1998, between
               Merrimac and Mason N. Carter is hereby incorporated by reference to Exhibit 10(e) to Merrimac's Quarterly Report on Form 10-QSB
               for the period ending July 4, 1998.*

     10(l)     Consulting Agreement dated as of January 1, 1998, between
               Merrimac and Arthur A. Oliner is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for
               the period ending April 4, 1998.*

     10(m)     Separation Agreement dated as of December 31, 1998, between
               Merrimac and Eugene W. Niemiec is hereby incorporated by
               reference to Exhibit 10(p) to Merrimac's Annual Report on Form
               10-KSB for the year ending January 2, 1999.*

     10(n)     Stockholder's Agreement dated as of October 30, 1998, between
               Merrimac and Charles F. Huber II is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form
               10-QSB for the period ending October 3, 1998.

     10(o)     Shareholder's Agreement dated as of June 3, 1999, among Merrimac,
               William D. Witter, Inc. and William D. Witter is hereby
               incorporated by reference to Exhibit 10 to Merrimac's Quarterly
               Report on Form 10-QSB for the period ending July 3, 1999.

     10(p)     2001 Stock Option Plan is hereby incorporated by reference to
               Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63436) dated June
               20, 2001.*

     10(q)     2001 Stock Purchase Plan is hereby incorporated by reference to
               Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63438) dated June
               20, 2001.*

     10(r)     2001 Amended and Restated Stock Option Plan is hereby
               incorporated by reference to Exhibit 4(i) to Merrimac's Quarterly
               Report on Form 10-QSB for the period ending June 30, 2001.*

     10(s)     Financing Agreement, dated October 8, 2003, between Merrimac and
               The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(qq) to Merrimac's Form 10-QSB for the
               period ending September 27, 2003.

     10(t)     Trademark and Patent Security Agreement, dated October 8, 2003, between Merrimac and The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(rr) to Merrimac's
               Form 10-QSB for the period ending September 27, 2003.

     10(u)     Mortgage and Security Agreement, dated October 8, 2003, by
               Merrimac in favor of The CIT Group/Business Credit, Inc. is hereby incorporated by reference to Exhibit 10(ss) to Merrimac's
               Form 10-QSB for the period ending September 27, 2003.

     EXHIBIT
      NUMBER   DESCRIPTION OF EXHIBIT
     -------   -----------------------------------------------------------------
     10(v)     Merrimac Severance Plan, as adopted March 29, 2006 is hereby incorporated by reference to Exhibit 10(z) to Merrimac's Form
               10-K for the period ending December 31, 2005.*

     10(w)     Stock Purchase Agreement, dated March 29, 2006, between Merrimac and Mason N. Carter is hereby incorporated by reference to
               Exhibit 10(aa) to Merrimac's Form 10-K for the period ending
               December 31, 2005.

     10(x)     2006 Stock Option Plan is hereby incorporated by reference to
               Exhibit A of Merrimac's Definitive Proxy Statement filed with the
               Securities and Exchange Commission on May 1, 2006.

     10(y)     2006 Key Employee Incentive Plan is hereby incorporated by reference to Exhibit B of Merrimac's Definitive Proxy Statement
               filed with the Securities and Exchange Commission on May 1, 2006.

     10(z)     2006 Non-Employee Directors' Stock Plan is hereby incorporated by reference to Exhibit C of Merrimac's Definitive Proxy Statement
               filed with the Securities and Exchange Commission on May 1, 2006.

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

                            MERRIMAC INDUSTRIES, INC.

Date: August 15, 2006                   By: /s/ Mason N. Carter
                                            ------------------------------------
                                        Mason N. Carter
                                        Chairman, President and
                                        Chief Executive Officer

Date: August 15, 2006                   By: /s/ Robert V. Condon
                                            ------------------------------------
                                        Robert V. Condon
                                        Vice President, Finance and
                                        Chief Financial Officer

