Form 10-Q
period 2006-09-30
MERRIMAC INDUSTRIES INC
filed 2006-11-14
CIK 706864

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the quarterly period ended September 30, 2006

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

                                Yes [_] No [X]

As of November 10, 2006, there were 3,146,971 shares of Common Stock, par value
$.01 per share, outstanding.

                            MERRIMAC INDUSTRIES, INC.
                               41 Fairfield Place
                             West Caldwell, NJ 07006

                                      INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

   Consolidated Statements of Operations and Comprehensive Income (Loss)
      for the Quarters and Nine Months Ended September 30, 2006
      and October 1, 2005 (Unaudited)....................................     1

   Consolidated Balance Sheets-September 30, 2006 (Unaudited) and
      December 31, 2005..................................................     2

   Consolidated Statement of Stockholders' Equity as of
      September 30, 2006 (Unaudited).....................................     3

   Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 2006 and October 1, 2005 (Unaudited)...........     4

   Notes to Consolidated Financial Statements............................     5

Item 2.  Management's Discussion and Analysis of Financial Condition

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            MERRIMAC INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                       Quarters Ended               Nine Months Ended
                                                 --------------------------   ----------------------------
                                                 September 30,   October 1,   September 30,    October 1,
                                                      2006          2005           2006           2005
                                                 -------------   ----------   -------------   ------------

OPERATIONS
Net sales ....................................    $6,747,546     $7,890,033    $21,229,135     $22,717,345
                                                  ----------     ----------    -----------     -----------
Costs and expenses:
   Cost of sales .............................     4,249,070      4,639,793     12,619,121      13,164,551
   Selling, general and administrative .......     2,493,986      2,469,693      7,624,915       7,124,979
   Research and development ..................       608,540        489,602      1,496,584       1,538,272
                                                  ----------     ----------    -----------     -----------
                                                   7,351,596      7,599,088     21,740,620      21,827,802
                                                  ----------     ----------    -----------     -----------
Operating income (loss) ......................      (604,050)       290,945       (511,485)        889,543
Interest and other expense, net ..............        (7,517)       (60,532)       (59,198)       (177,420)
Loss on disposition of capital assets ........            --         (6,961)            --         (42,829)
                                                  ----------     ----------    -----------     -----------
Income (loss) before income taxes ............      (611,567)       223,452       (570,683)        669,294
Provision (benefit) for income taxes .........       (13,000)        (5,000)       (61,000)         25,000
                                                  ----------     ----------    -----------     -----------
Net income (loss) ............................    $ (598,567)    $  228,452    $  (509,683)    $   644,294
                                                  ==========     ==========    ===========     ===========
Net income (loss) per common share-basic .....    $     (.19)    $      .07    $      (.16)    $       .21
                                                  ==========     ==========    ===========     ===========
Net income (loss) per common share-diluted ...    $     (.19)    $      .07    $      (.16)    $       .20
                                                  ==========     ==========    ===========     ===========
Weighted average number of shares outstanding:
   Basic .....................................     3,137,241      3,144,744      3,143,377       3,141,135
                                                  ==========     ==========    ===========     ===========
   Diluted ...................................     3,137,241      3,179,140      3,143,377       3,175,005
                                                  ==========     ==========    ===========     ===========
COMPREHENSIVE INCOME (LOSS)
Net income (loss) ............................    $ (598,567)    $  228,452    $  (509,683)    $   644,294
Comprehensive income:
   Foreign currency translation adjustment ...        (2,318)       345,193        316,529         233,358
                                                  ----------     ----------    -----------     -----------
Comprehensive income (loss) ..................    $ (600,885)    $  573,645    $  (193,154)    $   877,652
                                                  ==========     ==========    ===========     ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             September 30,   December 31,
                                                                                  2006           2005
                                                                              (UNAUDITED)      (AUDITED)
                                                                             -------------   ------------

ASSETS
Current assets:
   Cash and cash equivalents .............................................    $ 2,115,037    $  4,081,330
   Restricted cash .......................................................      1,500,000              --
   Accounts receivable, net ..............................................      6,342,234       5,309,786
   Income tax refunds receivable .........................................        316,483         418,420
   Inventories, net ......................................................      4,239,905       3,709,567
   Other current assets ..................................................        785,049         692,832
   Deferred tax assets ...................................................        144,000         140,000
                                                                              -----------    ------------
         Total current assets ............................................     15,442,708      14,351,935
                                                                              -----------    ------------
Property, plant and equipment ............................................     40,032,960      38,708,486
   Less accumulated depreciation and amortization ........................     26,784,787      24,735,905
                                                                              -----------    ------------
Property, plant and equipment, net .......................................     13,248,173      13,972,581
Restricted cash ..........................................................             --       1,500,000
Other assets .............................................................        611,834         614,553
Deferred tax assets ......................................................        498,000         482,000
Goodwill .................................................................      3,679,755       3,501,193
                                                                              -----------    ------------
         Total Assets ....................................................    $33,480,470    $ 34,422,262
                                                                              ===========    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt .....................................    $   680,330    $    907,895
   Accounts payable ......................................................      1,045,107       1,161,199
   Accrued liabilities ...................................................      1,725,861       1,545,407
   Customer deposits .....................................................        194,430         863,582
   Deferred income taxes .................................................         20,000          20,000
                                                                              -----------    ------------
         Total current liabilities .......................................      3,665,728       4,498,083
Long-term debt, net of current portion ...................................      1,800,960       2,071,299
Deferred compensation ....................................................         10,513          19,692
Deferred liabilities .....................................................         27,591           2,720
Deferred tax liabilities .................................................        140,000         140,000
                                                                              -----------    ------------
         Total liabilities ...............................................      5,644,792       6,731,794
                                                                              -----------    ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, par value $.01 per share:
      Authorized: 1,000,000 shares, no shares issued
   Common stock, par value $.01 per share:
      20,000,000 shares authorized; 3,271,176 and 3,228,715 shares issued;
      and 3,146,971 and 3,146,615 shares outstanding, respectively .......         32,711          32,287
   Additional paid-in capital ............................................     19,237,452      18,823,353
   Retained earnings .....................................................      7,931,595       8,441,278
   Accumulated other comprehensive income ................................      1,683,945       1,367,416
                                                                              -----------    ------------
                                                                               28,885,703      28,664,334
   Less treasury stock, at cost - 124,205 shares at September 30, 2006 and
      82,100 shares at December 31, 2005 .................................       (973,864)       (573,866)
   Less loan to officer-stockholder ......................................             --        (400,000)
   Less unearned compensation ............................................        (76,161)             --
                                                                              -----------    ------------
         Total stockholders' equity ......................................     27,835,678      27,690,468
                                                                              -----------    ------------
         Total Liabilities and Stockholders' Equity ......................    $33,480,470    $ 34,422,262
                                                                              ===========    ============

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                                                                   Accumulated
                                     Common Stock       Additional                    Other
                                 -------------------     Paid-in      Retained    Comprehensive
                                   Shares     Amount    Capital(A)    Earnings        Income
                                 ---------   -------   -----------   ----------   -------------

Balance, December 31, 2005....   3,228,715   $32,287   $18,823,353   $8,441,278     $1,367,416
Net income (loss).............                                         (509,683)
Share-based compensation......                             128,942
Stock Purchase Plan sales.....      31,161       311       183,940
Exercise of stock options.....       2,300        23        15,627
Grant of restricted stock.....       9,000        90        85,590
Foreign currency translation..                                                         316,529
Repayment of Loan to
   Officer-Stockholder........
                                 ---------   -------   -----------   ----------     ----------
Balance, September 30, 2006...   3,271,176   $32,711   $19,237,452   $7,931,595     $1,683,945
                                 =========   =======   ===========   ==========     ==========

                                                          Loan to
                                 Treasury     Stock       Officer-      Unearned
                                  Shares      Amount    Stockholder   Compensation      Total
                                 --------   ---------   -----------   ------------   -----------

Balance, December 31, 2005....     82,100   $(573,866)   $(400,000)     $     --     $27,690,468
Net income (loss).............                                                          (509,683)
Share-based compensation......                                             9,519         138,461
Stock Purchase Plan sales.....                                                           184,251
Exercise of stock options.....                                                            15,650
Grant of restricted stock.....                                           (85,680)             --
Foreign currency translation..                                                           316,529
Repayment of Loan to
   Officer-Stockholder........     42,105    (399,998)      400,000                            2
                                  -------   ---------    ----------     --------     -----------
Balance, September 30, 2006...    124,205   $(973,864)   $       --     $(76,161)    $27,835,678
                                  =======   =========    ==========     ========     ===========

(A)  Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine Months Ended
                                                                  ---------------------------
                                                                  September 30,    October 1,
                                                                       2006           2005
                                                                  -------------   -----------

Cash flows from operating activities:
   Net income (loss)                                               $  (509,683)   $   644,294
   Adjustments to reconcile net income (loss) to net cash (used
   in) provided by operating activities:
      Depreciation and amortization                                  1,955,240      2,363,692
      Amortization of deferred financing costs                          37,440         37,440
      Share-based compensation                                         138,461             --
      Loss on disposition of assets                                         --         42,829
      Deferred and other compensation                                    2,600         62,818
      Changes in operating assets and liabilities:
         Accounts receivable                                          (969,108)       548,608
         Income tax refunds receivable                                 120,417         96,035
         Inventories                                                  (523,303)      (559,762)
         Other current assets                                          (83,027)      (281,145)
         Deferred tax assets                                                --         18,000
         Other assets                                                  (26,009)        94,530
         Accounts payable                                              (72,229)      (210,932)
         Accrued liabilities                                           154,969       (244,126)
         Customer deposits                                            (669,152)       (49,543)
         Income taxes payable                                               --        (83,552)
         Deferred compensation                                         (11,779)       (32,408)
         Other liabilities                                              24,871        (23,440)
                                                                   -----------    -----------
Net cash (used in) provided by operating activities                   (430,292)     2,423,338
                                                                   -----------    -----------
Cash flows from investing activities:
   Purchases of capital assets                                      (1,247,747)    (1,157,287)
   Proceeds from disposition of capital assets                              --        300,000
                                                                   -----------    -----------
Net cash used in investing activities                               (1,247,747)      (857,287)
                                                                   -----------    -----------
Cash flows from financing activities:
   Borrowings under revolving credit facility                               --        161,017
   Borrowings from revolving lease line                                159,988        230,753
   Repayment of borrowings                                            (680,731)      (839,178)
   Proceeds from the exercise of stock options                          15,650         22,050
   Proceeds from Stock Purchase Plan sales                             184,251         39,368
                                                                   -----------    -----------
Net cash used in financing activities                                 (320,842)      (385,990)
                                                                   -----------    -----------
Effect of exchange rate changes                                         32,588         38,425
                                                                   -----------    -----------
Net (decrease) increase in cash and cash equivalents                (1,966,293)     1,218,486
Cash and cash equivalents at beginning of year                       4,081,330      2,166,481
                                                                   -----------    -----------
Cash and cash equivalents at end of period                         $ 2,115,037    $ 3,384,967
                                                                   ===========    ===========
Supplemental disclosures of cash flow information:
      Cash paid during the period for:
      Income taxes                                                 $        --    $   210,000
                                                                   ===========    ===========
      Interest on credit facilities                                $   219,426    $   216,269
                                                                   ===========    ===========
Non-cash activities:
      Repurchase of common stock for treasury                      $   399,998    $   209,000
                                                                   ===========    ===========
      Loan to officer-stockholder repaid through repurchase of
      common stock for treasury                                    $   400,000    $        --
                                                                   ===========    ===========

See accompanying notes.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by generally accepted accounting principles for a full fiscal year. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of
September 30, 2006 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the
Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The
Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company's very limited experience with these contracts. The Company recognized $482,000 and
$732,000 of revenue related to cost reimbursement contracts during the third quarter and first nine months of 2006, respectively. No revenue was recognized related to cost-reimbursement contracts during the third quarter and first nine months of 2005.

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

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at September 30, 2006 and December 31, 2005 was attributable solely to the effects of foreign currency translation.

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

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP
123R-3"), "Transition Election Related to Accounting for the Tax Effects of
Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC
Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The
Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods; however, neither alternative would have an impact on the Company's results of operations or financial condition for the nine months ended September 30, 2006, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108")
to provide guidance on Quantifying Financial Statement Misstatements. SAB 108
addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements.
SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC staff's guidance in SAB 99 on evaluating the materiality of misstatements.

When the effect of initial adoption of SAB 108 is determined to be material, SAB
108 allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact that SAB 108 will have on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards
No. 157 "Fair Value Measurements". SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS
No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of "blockage" factors by brokers, dealers and investment companies that have been applying AICPA
Guides. SFAS No. 157 is effective for fiscal years beginning after November
15,2007. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial position and results of operations.

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

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the adoption of SFAS No. 123R, the Company's financial results were lower than under our previous accounting method for share-based compensation expense by the following amounts:

                                               Quarter Ended   Nine Months Ended
                                               September 30,     September 30,
                                                    2006              2006
                                               -------------   -----------------
     Operating income (loss)                      $50,000           $129,000
     Income (loss) before income taxes            $50,000           $129,000
     Net income (loss)                            $50,000           $129,000
     Basic net income (loss) per share            $   .02           $    .04
     Diluted net income (loss) per share          $   .02           $    .04

Because of the Company's net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

For the quarter and nine months ended September 30, 2006, share-based compensation expense related to the 2001 Employee Stock Purchase Plan and the various stock option plans was allocated as follows:

                                               Quarter Ended   Nine Months Ended
                                               September 30,     September 30,
                                                    2006              2006
                                               -------------   -----------------
     Cost of sales                                $ 8,000           $ 23,000
     Selling, general and administrative          $42,000           $106,000
                                                  -------           --------
     Total share-based compensation               $50,000           $129,000
                                                  =======           ========

Prior to adopting SFAS No. 123R on January 1, 2006, the Company's share-based compensation expense was accounted for under the recognition and measurement principles of APB Opinion No. 25 "Accounting for Stock-Based Compensation" and
related interpretations. For the quarter and nine months ended October 1, 2005, no share-based compensation expense is reflected in net income, as all options granted under the Company's stock option plans had an exercise price equal to the underlying common stock price on the date of the grant. The following table illustrates the effect on net income and net income per common share for the quarter ended October 1, 2005, as if the Company had applied the fair value recognition provisions for share-based employee compensation of SFAS 123R:

                                                             Quarter Ended    Nine Months Ended
                                                            October 1, 2005    October 1, 2005
                                                            ---------------   -----------------

     Net income - as reported                                   $228,452          $ 644,294
        Plus: stock-based compensation
           expense included in reported net income                    --                 --
        Less: Stock-based compensation expense determined
           using the fair value method                           (42,000)          (111,000)
                                                                --------          ---------
     Net income - pro forma                                     $186,452          $ 533,294
                                                                ========          =========
     Basic net income per share:
           As reported                                          $    .07          $     .21
           Pro forma                                            $    .06          $     .18
     Diluted net income per share:
           As reported                                          $    .07          $     .20
           Pro forma                                            $    .06          $     .17

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each of the options granted in 2006 and 2005 was estimated on the date of grant using the Black-Scholes option valuation model.

The following weighted average assumptions were utilized:

                                                                2006      2005
                                                               ------    ------
Expected option life (years)................................      2.9       2.4
Expected volatility.........................................    31.00%    38.00%
Risk-free interest rate.....................................     5.15%     4.00%
Expected dividend yield.....................................     0.00%     0.00%
Fair value per share of options granted.....................   $ 2.63    $ 3.20

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

At September 30, 2006 there were 82,500 options outstanding under the 2006 Stock
Option Plan of which none were exercisable. These options were granted on June
22, 2006 at an exercise price of $9.52, the closing price of the Company's shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan. Options available for grant under the
2006 Stock Option Plan were 417,500 at September 30, 2006.

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

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2006 Non-Employee Directors' Stock Plan is a new plan that authorizes the grant of an aggregate of 100,000 shares of Common Stock to the non-employee directors of the Company. The plan authorizes each non-employee director to receive 1,500 shares of restricted stock in 2006, and 1,500 shares or such other amount as the Board of Directors may, from time to time, decide for each year in the future following the Company's Annual Meeting of Stockholders.

The purpose of the 2006 Non-Employee Directors' Stock Plan is to attract, retain and motivate the most capable non-employee directors, to align the interests of the Company's non-employee

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 22, 2006, the Company issued its initial grant of 9,000 shares of restricted stock to its non-employee directors. The per share price of the grant was $9.52 (the closing price of the Company's shares on the American Stock
Exchange on the date immediately prior to the grant, pursuant to the terms of the Plan). The shares of restricted stock vest over a three-year period.
Share-based compensation expense for the quarter and nine months ended September
30, 2006 related to the grant of restricted stock was approximately $7,000 and
$10,000, respectively, and unearned compensation of $76,000 is included in the accompanying consolidated balance sheets as a reduction of stockholders' equity.

Existing Stock Option and Employee Stock Purchase Plans:

At September 30, 2006, the Company maintains share-based compensation arrangements under the following plans: (i) 1993 Stock Option Plan; (ii) 1997
Long Term Incentive Plan; and (iii) 2001 Stock Option Plan. In addition, non-qualified options for the purchase of a total of 33,000 shares exercisable at $10.00 per share as a result of grants by the Board of Directors in 1996 to non-employee directors at fair market value on the date of grant expired
September 1, 2006.

At September 30, 2006 there were 381,884 options outstanding under the 1993
Stock Option Plan, the 1997 Long Term Incentive Plan and the 2001 Stock Option
Plan of which all were exercisable. No options are available for future grant under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan or the 2001
Stock Option Plan.

A summary of all stock option activity and information related to all options outstanding follows:

                                                             Weighted
                                                             average
                                                             exercise
                                                              price     Shares
                                                             -------------------
Outstanding at December 31, 2005..........................    $ 9.83    430,869
Granted   ................................................      9.52     82,500
Exercised ................................................      6.80     (2,300)
Cancelled ................................................     10.86    (46,685)
                                                             ------------------
Outstanding at September 30, 2006 ........................    $ 9.37    464,384
                                                             ------------------
Option price range at end of period ......................       $3.10-$17.00
                                                             ------------------

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day of the third quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. At September
30, 2006, the aggregate intrinsic value was $592,000. This amount changes based on the fair market value of the Company's common stock. The total intrinsic value of options exercised for the quarter and nine months ended September 30,
2006 was $1,000 and $5,000, respectively. The total fair value of options vested for the quarter and nine months ended September 30, 2006 was approximately
$8,000 and $27,000, respectively.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth information as of September 30, 2006 regarding weighted average exercise prices, weighted average remaining contractual lives and remaining outstanding options under the various stock option plans sorted by range of exercise price:

                              Options Outstanding                      Options Exercisable
---------------------------------------------------------------   ----------------------------
                                 Weighted      Weighted Average                    Weighted
   Options         Number         Average          Remaining         Number         Average
 Price Range    Outstanding   Exercise Price   Contractual Life   Exercisable   Exercise Price
-------------   -----------   --------------   ----------------   -----------   --------------

$3.10-$7.00        90,900         $ 6.01           4.0 years         90,900         $ 6.01
$7.01-$10.00      203,694         $ 9.24           7.5 years        121,194         $ 9.04
$10.01-$13.00      91,490         $11.03           1.1 years         91,490         $11.03
$13.01-$17.00      78,300         $13.95           3.4 years         78,300         $13.95

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

A summary of stock purchase plan subscription activity follows:

                                                           Weighted
                                                            average
                                                         subscription
                                                             price       Shares
                                                         -----------------------
Subscribed at December 31, 2005.......................       $6.34       44,047
                                                         -----------------------
Subscribed ...........................................       $8.10       18,771
Purchased ............................................        5.91      (31,161)
Cancelled ............................................        6.62       (1,682)
                                                         -----------------------
Subscribed at September 30, 2006......................       $7.87       29,975
                                                         -----------------------
Subscription price range end of period................         $7.48-$8.10
                                                         -----------------------

7. GOODWILL

The changes in the carrying amount of goodwill for the periods ended September
30, 2006 and December 31, 2005 are as follows:

                                                           2006         2005
                                                        ----------   ----------
     Original balance                                   $3,179,341   $3,179,341
     Accumulated amortization through 2001                (434,603)    (434,603)
     Accumulated foreign currency adjustment through
        prior year                                         756,455      633,175
     Foreign currency adjustment, current year             178,562      123,280
                                                        ----------   ----------
     Balance, end of period                             $3,679,755   $3,501,193
                                                        ==========   ==========

8. INVENTORIES

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

Inventories consist of the following:

                                                    September 30,   December 31,
                                                         2006           2005
                                                    -------------   ------------
     Finished goods                                   $  619,823     $  365,346
     Work in process                                   1,739,666      1,675,747
     Raw materials and purchased parts                 1,880,416      1,668,474
                                                      ----------     ----------
     Total                                            $4,239,905     $3,709,567
                                                      ==========     ==========

Total inventories are net of valuation allowances for obsolescence and cost overruns of

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$1,231,000 at September 30, 2006 and $1,084,000 at December 31,` 2005.

9. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at September 30,
2006 and December 31, 2005:

                                                         September 30,   December 31,
                                                              2006           2005
                                                         -------------   ------------

The CIT Group/Business Credit, Inc. (A):
   Revolving line of credit, interest 1/2% above prime             --             --
   Term loan A, due October 8, 2008, variable interest
      above LIBOR or prime                                 $  500,000     $  725,000
   Term loan B, due October 8, 2010, variable interest
      above LIBOR or prime                                  1,571,432      1,866,074
The Bank of Nova Scotia (B):
   Capital leases, interest 7.3%, due April 2006                   --         74,025
   Capital leases, interest 5.85%, due May 2006                    --         36,725
   Capital leases, interest 7.9%, due June 2006                    --         67,469
   Capital leases, interest 7.35%, due March 2007              31,865             --
   Capital leases, interest 7.5%, due May 2007                 34,103             --
   Capital leases, interest 5.8%, due January 2010            190,766        209,901
   Capital leases, interest 6.6%, due March 2011              153,124             --
                                                           ----------     ----------
                                                            2,481,290      2,979,194
Less current portion                                          680,330        907,895
                                                           ----------     ----------
Long-term portion                                          $1,800,960     $2,071,299
                                                           ==========     ==========

The financing agreement with CIT consisted of a $5,000,000 revolving line of credit, that was temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a
$2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. As further discussed below, the financing agreement was terminated on October 18, 2006, the loans were repaid and the restricted cash was returned by CIT to the Company. The revolving line of credit, which expired October 18, 2006, was subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At September 30, 2006, the Company had available borrowing capacity under its revolving line of credit of $4,400,000. The revolving line of credit bore interest at the prime rate plus 0.50% (currently 8.75%). The principal amount of Term Loan A was payable in 60 equal monthly installments of
$25,000 and bore interest at the prime rate plus 1% (currently 9.25%). The principal amount of Term Loan B was payable in 84 equal monthly installments of
$32,738 and bore interest at the prime rate plus 1% (currently 9.25%). As of
September 30, 2006, the Company, under the terms of its agreement with CIT, had elected to convert $500,000 of Term Loan A and $1,570,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on April 13, 2006 for six months at an interest rate of 8.4543% and expired October 13, 2006. The revolving line of credit and the term loans were secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada.

On October 18, 2006, the Company entered into a new financing agreement with
North Fork Bank which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1,
2011 ("Term Loan") and a ten-year $3,000,000 real estate term loan due October
1, 2016 ("Mortgage Loan"). Completion of the new financing agreement resulted in additional cash loan proceeds of approximately $2,900,000 plus the release of previously restricted cash of $1,500,000. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). The revolving line of credit expires October 18, 2008. The revolving line of credit bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2%.
The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance. The Term Loan bears interest at the prime rate less 0.50% (currently
7.75%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Mortgage Loan bears interest at the prime rate less 0.50% (currently 7.75%)
or LIBOR plus 2.25%. On October 18, 2006, the Company, under the terms of its agreement with North Fork Bank, elected to convert $1,950,000 of the Term Loan and $2,950,000 of the Mortgage Loan from their prime rate base to LIBOR-based interest rate loans for one month at an interest rate of 7.57%, which expire
November 17, 2006. The revolving line of credit, the Term Loan and the Mortgage
Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in
Costa Rica and Canada. The provisions of the financing agreement require the
Company to maintain certain financial covenants. The Company was in compliance with these covenants at September 30, 2006. The Company reclassified approximately $143,000 from current portion of long-term debt to long-term debt to reflect the terms of the North Fork Bank financing agreement at September 30,
2006. In connection with the new financing agreement with North Fork Bank, the
Company will be taking a charge of approximately $170,000 in the fourth quarter of 2006 related to the write-off of the unamortized loan costs related to the prior financing agreement.

FMI has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus 0.75%. No borrowings were outstanding under this agreement at September 30, 2006.

FMI has a $1,800,000 (Canadian) (approximately $1,600,000 US) revolving lease line with the Bank of Nova Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of
September 30, 2006, $410,000 has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction.
During the first quarter of 2006, FMI obtained $160,000 in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2005.

Assets acquired under capital leases that are included in property, plant and equipment, net, have a depreciated cost of approximately $771,000 at of
September 30, 2006 and $678,000 at December 31, 2005.

10. WARRANTIES

The Company's products sold under contracts have warranty provisions. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately
$29,000 and $99,000 for the quarters ended September 30, 2006 and October 1,
2005, respectively, and $126,000 and $217,000 for the nine months ended
September 30, 2006 and October 1, 2005, respectively. Warranty costs were higher in 2005 due to one product with an inordinate amount of repair costs. The warranty reserve at September 30, 2006 and December 31, 2005 was $164,000 and
$168,000, respectively.

11. INCOME TAXES

The current tax benefit for the quarter and nine months ended September 30, 2006 represents refundable Canadian provincial tax credits for which FMI, as a technology company, has qualified.

The Company's effective tax rate for the nine months ended October 1, 2005 reflects U.S. Federal Alternative Minimum Tax and state income taxes that are due based on certain statutory limitations on the use of the Company's net operating loss carryforwards.

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued
unchanged in 2003, 2004, 2005 and the first nine months of 2006. In 2005 the
Company added a valuation allowance for certain Canadian deferred tax assets of
$270,000, because it believed that the probability of realization of such assets was uncertain. During the third quarter and first nine months of 2006 the
Company added additional valuation allowances of $63,000 and $172,000, respectively, for certain Canadian deferred tax assets because it believed that the probability of realization of such assets was uncertain. Management believes that a valuation allowance is

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not required for the remainder of FMI's recorded deferred tax assets as they are more likely than not to be realized.

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
These segments, and the principal operations of each, are as follows:

Electronic components and subsystems: Design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 84% are located in the United States and 16% are located in Costa Rica. Included in such segment are the Multi-Mix(R)
Microtechnology net assets.

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

                                                      Quarters Ended              Nine Months Ended
                                                --------------------------   --------------------------
                                                September 30,   October 1,   September 30,   October 1,
                                                     2006          2005           2006          2005
                                                -------------   ----------   -------------   ----------
                                                 (In thousands of dollars)    (In thousands of dollars)

Industry segments:
   Sales to unaffiliated customers:
         Electronic components and subsystems       $5,499        $5,932        $17,283       $17,393
         Microwave micro-circuitry                   1,256         1,974          4,082         5,440
         Intersegment sales                             (7)          (16)          (136)         (116)
                                                    ------        ------        -------       -------
         Consolidated                               $6,748        $7,890        $21,229       $22,717
                                                    ======        ======        =======       =======
   Income before income taxes:
      Operating income (loss):
         Electronic components and subsystems       $ (516)       $  160        $  (446)      $   604
         Microwave micro-circuitry                     (88)          131            (65)          285
      Interest and other expense, net                   (8)          (61)           (60)         (177)
      Loss on disposition of assets                     --            (7)            --           (43)
                                                    ------        ------        -------       -------
         Consolidated                               $ (612)       $  223        $  (571)      $   669
                                                    ======        ======        =======       =======
      Depreciation and amortization:
         Electronic components and subsystems       $  574        $  731        $ 1,759       $ 2,163
         Microwave micro-circuitry                      63            68            196           201
                                                    ------        ------        -------       -------
         Consolidated                               $  637        $  799        $ 1,955       $ 2,364
                                                    ======        ======        =======       =======
      Capital expenditures:
         Electronic components and subsystems       $  247        $  546        $ 1,203       $ 1,090
         Microwave micro-circuitry                      22            51             45            67
                                                    ------        ------        -------       -------
         Consolidated                               $  269        $  597        $ 1,248       $ 1,157
                                                    ======        ======        =======       =======

                                                                             September 30,   October 1,
                                                                                  2006          2005
                                                                             -------------   ----------

      Identifiable assets:
         Electronic components and subsystems                                   $24,453        $24,609
         Microwave micro-circuitry                                                6,922          6,817
         Corporate                                                                2,115          3,385
         Intersegment                                                               (10)           (69)
                                                                                -------        -------
         Consolidated                                                           $33,480        $34,742
                                                                                =======        =======

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. NET INCOME (LOSS) PER COMMON SHARE

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

                                                               Quarters Ended              Nine Months Ended
                                                         --------------------------   --------------------------
                                                         September 30,   October 1,   September 30,   October 1,
                                                              2006          2005           2006          2005
                                                         -------------   ----------   -------------   ----------

Net income (loss) available to common stockholders ...     $ (598,567)   $  228,452     $ (509,683)   $  644,294
                                                           ==========    ==========     ==========    ==========
Basic net income (loss) per share
---------------------------------
Weighted average number of shares outstanding for
   basic net income per share - Common stock .........      3,137,241     3,144,744      3,143,377     3,141,135

                                                           ==========    ==========     ==========    ==========
Net income (loss) per common share - basic ...........     $     (.19)   $      .07     $     (.16)   $      .21
                                                           ==========    ==========     ==========    ==========
Diluted net income (loss) per share
-----------------------------------
Weighted average number of shares outstanding for
   diluted net income (loss) per share:

Common stock .........................................      3,137,241     3,144,744      3,143,377     3,141,135
Effect of dilutive securities:
Stock options (1) ....................................             --        34,396             --        33,870
                                                           ----------    ----------     ----------    ----------
Weighted average number of shares outstanding for
   diluted net income (loss) per share ...............      3,137,241     3,179,140      3,143,377     3,175,005
                                                           ==========    ==========     ==========    ==========
Net income (loss) per common share - diluted .........     $     (.19)   $      .07     $     (.16)   $      .20
                                                           ==========    ==========     ==========    ==========

(1)  Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

     Because of the net loss for the quarter and nine months ended September 30,
     2006 approximately 464,000 shares underlying stock options were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive. Diluted net income per share excludes 261,000 and
     286,000 shares underlying stock options for the quarter and nine months ended October 1, 2005, respectively, as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on net income per share.

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
As a condition to the Company's obligation to purchase the shares,

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

concurrent with the Company's payment of the purchase price Mr. Carter paid to the Company $400,000 (plus any accrued and unpaid interest) in full satisfaction of Mr. Carter's promissory note in favor of the Company dated July 29, 2002.
This transaction was closed on April 24, 2006.

During the third quarter and first nine months of 2006, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $130,000 and $317,000, respectively, for providing legal services to the Company. During the third quarter and first nine months of 2005, Katten Muchin Rosenman LLP was paid
$37,000 and $212,000, respectively. A director of the Company is counsel to
Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2006 and 2005 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $4,000 and $10,000 to these companies during the third quarter and first nine months of 2006, respectively. The
Company paid an aggregate of $2,000 and $5,000 to these companies during the third quarter and first nine months of 2005, respectively. A director of the
Company is the chairman and chief executive officer of these companies.

During the third quarter and first nine months of 2006, a director of the
Company was paid $9,000 and $27,000, respectively, for providing technology-related consulting services to the Company. For the third quarter and first nine months of 2005, such director was paid $9,000 and $27,000, respectively.

During the third quarter and first nine months of 2006, DuPont Electronic
Technologies ("DuPont"), a stockholder and the employer of a director, was paid
$4,000 and $31,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. During the third quarter and first nine months of 2005, DuPont was paid $17,000 and $42,000, respectively. A director of the Company is an officer of DuPont, but does not share in any of these payments.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit
Committee receives an annual fee of $2,500 for his services in such capacity.
The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2006 Stock
Option Plan, each non-employee director is granted an option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of
Stockholders. Such options have a three-year vesting period. Each such grant has an exercise price equal to the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. On June 22, 2006, non-qualified stock options to purchase an aggregate of 17,500 shares were issued to seven directors at an exercise price of $9.52 per share. Also on June
22, 2006, pursuant to the 2006 Non-Employee Directors' Stock Plan, 9,000 shares of restricted stock were granted to six directors at a fair market value of
$9.52 per share. Such restricted stock vests annually over a three-year period.

On December 13, 2004 Infineon Technologies AG ("Infineon"), at such time the beneficial owner of approximately 15% of the Company's common stock, sold
475,000 shares of the Company's common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K
Holdings, LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig G. Kuttner, who was President and Chief Executive Officer of
Hampshire Group, Limited ("Hampshire"), purchased 300,000 shares representing an aggregate of approximately 9.6% of the Company's common stock. Mr. Kuttner was elected to the Company's Board of Directors at its 2006 Annual Meeting of
Stockholders. As a result of an ongoing investigation by Hampshire's audit committee of allegations of certain improprieties and possibly unlawful conduct involving Mr. Kuttner and other Hampshire executives, Mr. Kuttner's employment with Hampshire has been terminated. Mr. Kuttner has been on a leave of absence from his position as a director of Merrimac since the date of his election until the resolution of the investigation. During his leave of absence, Mr. Kuttner is not entitled to any compensation from the Company. Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the Company. In connection with the transaction, the Company and Infineon terminated the Stock Purchase and
Exclusivity Letter Agreement dated April 7, 2000, as amended, which provided that the Company would design, develop and produce exclusively for Infineon certain Multi-Mix(R) products that incorporate active RF power transistors for use in certain wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth transceivers.

                            MERRIMAC INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DuPont and the four purchasers above hold registration rights which currently give them the right to register an aggregate of 1,003,413 shares of Common Stock of the Company.

15. SUBSEQUENT EVENT: RESTRUCTURING AND RELATED CHARGES

As a result of a decline in orders received from its customers during the first nine months of 2006, the Company reduced headcount by 13 persons in mid-November
2006, beyond the termination of 5 personnel during the third quarter of 2006, principally involved in production and administration. The Company will record a personnel restructuring charge of approximately $200,000, consisting of severance and certain other personnel costs, during the fourth quarter of 2006.
Substantially all of the restructuring charge will be paid during the fourth quarter of 2006 and the first quarter of 2007.

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

The following table provides a breakdown of our sales between these segments for the quarters and nine months ended September 30, 2006 and October 1, 2005:

                                                 Quarters Ended
                               -------------------------------------------------
                                  September 30, 2006         October 1, 2005
                               -----------------------   -----------------------
                                    $       % of sales        $       % of sales
                               ----------   ----------   ----------   ----------
Electronic components
   and subsystems              $5,499,000       81.5%     $5,932,000     75.2%
Microwave micro-circuitry(1)   $1,256,000       18.6%     $1,974,000     25.0%
Intersegment sales             $   (7,000)      (0.1)%     $  (16,000)    (0.2)%
                               ----------      -----       ----------    -----
Consolidated                   $6,748,000      100.0%     $7,890,000    100.0%
                               ==========      =====       ==========    =====

                                                Nine Months Ended
                               ---------------------------------------------------
                                  September 30, 2006           October 1, 2005
                               ------------------------   ------------------------
                                  $          % of sales        $       % of sales
                               -----------   ----------   -----------  ----------

Electronic components
   and subsystems              $17,283,000       81.4%    $17,393,000     76.6%
Microwave micro-circuitry(1)   $ 4,082,000       19.2%    $ 5,440,000     23.9%
Intersegment sales             $  (136,000)      (0.6)%    $  (116,000)    (0.5)%
                               -----------      -----      -----------    -----
Consolidated                   $21,229,000      100.0%    $22,717,000    100.0%
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

Recently, Merrimac was granted a United States Patent for its Multi-Mix(R)
Resource Module ("Resource Module") along with another Patent for its
Multi-Mix(R) Microtechnology from the State Intellectual Property Office of the
People's Republic of China entitled "Method of Making Microwave Multifunction
Modules Using Fluoropolymer Composite Substrates".

The Company is currently developing and designing prototypes for new high-power subassembly solutions for wireless infrastructure OEMs for size, weight, and cost reduction of base station power amplifiers. The Company believes the
Resource Module will be the foundation or building block for providing Total
Integrated Platform Solutions by attaching and embedding high-power semiconductor transistor die (such as LDMOS, SiC, GaN, SiGe, GaAs FET/MESFET and
PHEMT) into 3D highly integrated multilayer modules for use in wireless infrastructure high-power amplifiers, tower top amplifiers, WiMAX base stations, radio transceivers and phased-array radar transmitter elements. The Company believes the Resource Module offers a very attractive value proposition that provides enabling solutions to a variety of different commercial and military market applications.

Merrimac has delivered custom designed and high power Multi-Mix(R) components for a Homeland Security and Public Safety integrated communications system to assist in future civil and governmental inter-departmental communications. In addition, Multi-Mix PICO(R) orders for WiMAX customer premise equipment continue to be received in 2006. WiMAX is another growth area for Multi-Mix(R). WiMAX provides wireless access technology for "last mile" broadband services for the home, such as high-speed Internet and video on demand, offering size and cost advantages.

Merrimac continues to make upgrades to existing military systems that require more functionality and advanced capabilities in smaller and lightweight products. Multi-Mix(R) Microtechnology has the ability to provide leverage to a host of military systems where size, weight and performance requirements are mission-critical. We are engaged in ongoing collaborative design efforts with our key account customers to develop prototypes for potential applications.
Possible applications include shipboard radar, military space applications, joint tactical radio systems, classified airborne integrated filter assemblies, instantaneous frequency measuring receivers for airborne applications, and wireless and WiMAX infrastructure basestations. These efforts focus on achieving the best tradeoffs in size, cost, performance and power for their systems, while utilizing advanced integration capabilities of Multi-Mix(R) Microtechnology.
While there can be no assurance any of these collaborative efforts will result in the Company receiving production orders for its products following development of a successful prototype, the Company believes such projects could result in significant future revenues.

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

Certain defense and automotive orders from existing customers expected for FMI have been delayed. FMI anticipates a portion of this new order volume to renew later in the fourth quarter of 2006 or early 2007 based on inquiries, requests to quote and prototype requests from existing customers.

For more information regarding the electronics components and subsystems business and the microwave micro-circuitry business done by FMI, please see Note
12 of the Notes to Consolidated Financial Statements.

Additional Information

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

The Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2006 by approximately $500,000. The Company intends to issue commitments to purchase $800,000 of capital equipment from various vendors for the remainder of 2006. The Company anticipates that such equipment will be purchased and become operational during the remainder of 2006 and early 2007. The Company's planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company's new $5,000,000 revolving credit facility, which expires October 18, 2008.

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

The Company has experienced a declining level of sales and operating income for
2006 and anticipates this trend to continue in the fourth quarter, primarily resulting from materially decreased bookings in the first nine months of 2006 and resulting lower backlog of the Company's traditional products, particularly products sold by its Filtran subsidiary. The Company has also experienced the loss of certain anticipated orders as well as delays in space and defense program orders, including Multi-Mix(R) products. The Company will continue to focus its Multi-Mix(R) Microtechnology business strategy on development, manufacturing and marketing of the high power amplifier Multi-Mix(R) Resource
Module and ancillary products. Accordingly, to support the Multi-Mix(R)
initiative, the Company expects to make significant investments in additional technical designing and engineering personnel resources, resulting in increased annual compensation costs of up to approximately $700,000, and additional assets and equipment of approximately $400,000.

The adoption by the Company of SFAS No. 123R accounting, effective January 1,
2006, will add additional non-cash compensation expense from previously and currently issued stock options and Stock Purchase Plan offerings to the
Company's future reported results of operations. Such expenses have not been recorded in this manner prior to 2006, in accordance with prior accounting requirements, and, therefore, future results are not directly comparable to all pre-2006 accounting periods. Further, additional non-cash share-based compensation charges to operating income will result from future stock option grants, Stock Purchase Plan offerings and restricted stock awards to co-workers and non-officer Directors under the Company's various compensation plans. See
Note 6 of Notes to Consolidated Financial Statements.

As a result of the lower level of certain traditional sales currently being experienced and anticipated, losses of certain anticipated orders and delays of orders from satellite and defense customers, including Multi-Mix(R) products, the increased investment in our Multi-Mix(R) technology initiative, the restructuring charge and the write-off of the loan costs described the analysis of the third quarter and nine-month results, adoption of the SFAS No. 123R accounting standard and other future events described herein, the Company anticipates that operating income, net income and net income per share will be adversely affected during the remainder of 2006 (resulting in an expected loss for the fourth quarter and fiscal year 2006) and until our Multi-Mix(R) product line sales increase as anticipated in 2007.

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

Impairment of Long-Lived Assets

Following is a summary of the carrying amounts of the Multi-Mix(R)
Microtechnology net assets included in the Company's consolidated financial statements at September 30, 2006 and the related future planned purchases and lease obligation commitments through January 2011.

     Net assets:
     Property, plant and equipment, at cost                          $14,787,000
     Less accumulated depreciation and amortization                    7,827,000
                                                                     -----------
     Property, plant and equipment, net                                6,960,000
     Inventories                                                         422,000
     Other assets, net                                                   150,000
                                                                     -----------
     Total net assets at September 30, 2006                          $ 7,532,000
                                                                     -----------
     Commitments:
     Planned equipment purchases for the remainder of 2006           $   300,000
     Lease obligations through January 2011                              800,000
                                                                     -----------
     Total commitments                                               $ 1,100,000
                                                                     -----------
     Total net assets and commitments                                $ 8,632,000
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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The
Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company's very limited experience with these contracts. The Company recognized $482,000 and
$732,000 of revenue related to cost reimbursement contracts during the third quarter and first nine months of 2006, respectively. No revenue was recognized related to cost-reimbursement contracts during the third quarter and first nine months of 2005.

Inventory Valuation

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations.

Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,231,000 at September 30, 2006 and $1,084,000 at December 31,
2005. Procurement of inventory is based on specific customer orders and forecasts. Customers have certain rights of modification with respect to these orders and forecasts. As a result, customer modifications to orders and forecasts affecting inventory previously procured by us and our purchases of inventory beyond customer needs may result in excess and obsolete inventory for the related customers. Although the Company may be able to use some of these excess components and raw materials in other products it manufactures, a portion of the cost of this excess inventory may not be recoverable from customers, nor may any excess quantities be returned to the vendors. The Company also may not be able to recover the cost of obsolete inventory from vendors or customers.

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

Valuation of Goodwill

With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company performed the annual assessment during the fourth quarter of 2005 and determined there was no impairment. The Company will perform its annual assessment for 2006 during the fourth quarter of 2006.

Valuation of Deferred Tax Assets

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002 and 2003 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued
unchanged in 2003, 2004, 2005 and the first nine months of 2006. In 2005 the
Company added a valuation allowance for certain Canadian deferred tax assets of
$270,000, because it believed that the probability of realization of such assets was uncertain. During the third quarter and first nine months of 2006 the
Company added additional valuation allowances of $63,000 and $172,000, respectively, for certain Canadian deferred tax assets because it believed that the probability of realization of such assets was uncertain. Management believes that a valuation allowance is not required for the remainder of FMI's recorded deferred tax assets as they are more likely than not to be realized.

                  CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
                                   (UNAUDITED)

The following table reflects the percentage relationships of items from the
Consolidated Statements of Operations as a percentage of net sales.

                                             Percentage of Net Sales      Percentage of Net Sales
                                           --------------------------   --------------------------
                                                 Quarters Ended              Nine Months Ended
                                           --------------------------   --------------------------
                                           September 30,   October 1,   September 30,   October 1,
                                                2006          2005           2006          2005
                                           -------------   ----------   -------------   ----------

Net sales...............................       100.0%        100.0%         100.0%        100.0%
                                               -----          ----          -----          ----
Costs and expenses:
   Cost of sales........................        63.0          58.8           59.4          57.9
   Selling, general and administrative..        37.0          31.3           35.9          31.4
   Research and development.............         9.0           6.2            7.1           6.8
                                               -----          ----          -----          ----
                                               109.0          96.3          102.4          96.1
                                               -----          ----          -----          ----
Operating income (loss).................        (9.0)          3.7           (2.4)          3.9
Interest and other expense, net.........         (.1)          (.8)           (.3)          (.8)
Loss on disposition of assets...........          --           (.1)            --           (.2)
                                               -----          ----          -----          ----
Income (loss) before income taxes.......        (9.1)          2.8           (2.7)          2.9
Provision (benefit) for income taxes....         (.2)          (.1)           (.3)           .1
                                               -----          ----          -----          ----
Net income (loss).......................        (8.9)%         2.9%          (2.4)%         2.8%
                                               =====          ====          =====          ====

THIRD QUARTER AND FIRST NINE MONTHS OF 2006 COMPARED TO THE THIRD QUARTER AND
FIRST NINE MONTHS OF 2005

Net sales.

Consolidated results of operations for the third quarter of 2006 reflect a decrease in net sales from the third quarter of 2005 of $1,142,000 or 14.5% to
$6,747,000. The decrease was attributable to a $433,000 decrease in net sales of electronic components and subsystems and a $718,000 decrease in sales of microwave micro-circuitry products from FMI and a $9,000 decrease in intersegment sales. Sales decreased due to the loss of certain anticipated orders as well as from delays in space and defense program orders for both of the Company's operating segments. Consolidated results of operations for the first nine months of 2006 reflect a decrease in net sales from the first nine months of 2005 of $1,488,000 or 6.6% to $21,229,000. The decrease was attributable to a $110,000 decrease in net sales of electronic components and subsystems and a $1,358,000 decrease in sales of microwave micro-circuitry products from FMI and a $20,000 decrease in intersegment sales. Sales for the first nine months of 2006 were lower than the first nine months of 2005 primarily due to the lower bookings levels received during the second half of
2005 and the first quarter of 2006 as compared to comparable prior periods was due to the loss of certain anticipated orders as well as from delays in space and defense programs. Sales for the first nine months of 2006 for the electronic components and subsystems segment included $1,200,000 of revenue recognized in connection with the early close out of a fixed price customer contract during the second quarter.

In times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company's core strengths and revenue generators. The Company also anticipates decreased levels of orders for the remainder of fiscal year 2006 due to defense program delays, although the
Company anticipates increased levels of orders for 2007 for its Multi-Mix(R)
Microtechnology products based on inquiries from existing customers, requests to quote from prospective and existing customers and market research.

The decrease in sales of the microwave micro-circuitry segment for the third quarter and first nine months of 2006 was due to delays and cancellations in new orders from existing customers from the automotive and defense markets in the first half of 2006. FMI anticipates a portion of this new order volume to renew later in the fourth quarter of 2006 or early 2007 based on inquiries, requests to quote and prototype requests from existing customers.

Backlog represents the amount of orders the Company has received that have not been shipped as of the end of a particular fiscal period. The orders in backlog are a measure of future sales and determine the Company's upcoming material, labor and service requirements. The book-to-bill ratio for a particular period represents orders received for that period divided by net sales for the same period. The Company looks for this ratio to exceed 1.0 to 1, indicating the backlog is being replenished by new orders at a higher rate than the sales being removed from the backlog.

The following table presents key performance measures that we use to monitor our operating results for the nine months ended September 30, 2006 and October 1,
2005:

                                                           2006          2005
                                                       -----------   -----------
Beginning backlog                                      $13,139,000   $12,945,000
Plus bookings                                          $19,080,000   $21,511,000
Less net sales                                         $21,229,000   $22,717,000
Ending backlog                                         $10,990,000   $11,739,000
Book-to-bill ratio                                            0.90          0.95

Orders of $6,216,000 were received during the third quarter of 2006, an increase of $1,040,000 or 20.1% compared to $5,176,000 in orders received during the third quarter of 2005. Orders of $19,080,000 were received during the first nine months of 2006 a decrease of $2,431,000 or 11.3% compared to $21,511,000 in orders received during the first nine months of 2005. The decrease in orders for the first nine months of 2006 as compared to the first nine months of 2005 was due to delays in expected satellite and defense programs for all product lines, including our Multi-Mix(R) products. Backlog decreased by $2,149,000 to
$10,990,000 at the end of third quarter of 2006 compared to $13,139,000 at year-end 2005. The Company believes its book-to-bill ratio for fiscal 2006 could be slightly less than the desired ratio of 1.0 to 1.

Cost of sales and Gross profit.

The following table provides comparative gross profit information, by product segment, between the quarters and nine months ended September 30, 2006 and
October 1, 2005.

                              Quarter ended September 30, 2006       Quarter ended October 1, 2005
                            -----------------------------------   -----------------------------------
                                          Increase/                             Increase/
                                         (Decrease)      % of                  (Decrease)      % of
                                         from prior     Segment                from prior    Segment
                                 $         period     Net Sales        $         period     Net Sales
                            ----------   ----------   ---------   ----------   ----------   ---------

Electronic Components and
   Subsystems gross
   profit                   $2,284,000   $(424,000)     41.5%     $2,708,000    $(41,000)     45.6%
Microwave Micro-Circuitry
   gross profit             $  215,000   $(327,000)     17.1%     $  542,000    $129,000      27.5%
Consolidated gross profit   $2,499,000   $(751,000)     37.0%     $3,250,000    $ 88,000      41.2%

                            Nine Months ended September 30, 2006    Nine Months ended October 1, 2005
                            ------------------------------------   -----------------------------------
                                           Increase/                             Increase/
                                          (Decrease)      % of                  (Decrease)      % of
                                          from prior    Segment                 from prior    Segment
                                  $         period     Net Sales        $         period     Net Sales
                             ----------   ----------   ---------   ----------   ----------   ---------

Electronic Components and
   Subsystems gross
   profit                    $7,662,000   $(490,000)     44.3%     $8,152,000   $(350,000)     46.9%
Microwave Micro-Circuitry
   gross profit              $  948,000   $(453,000)     23.2%     $1,401,000   $  84,000      25.8%
Consolidated gross profit    $8,610,000   $(943,000)     40.6%     $9,553,000   $(266,000)     42.1%

The decrease in gross profit dollars for the third quarter of 2006 for the electronic components and subsystems segment was due to the overall decrease in segment sales. The decrease in gross margin percent to 41.5% in the third quarter of 2006 from 45.6% in the third quarter of 2005 for the electronic components and subsystems segment was due to the decrease in sales and the further impact of the lower level of sales having to absorb fixed manufacturing costs. The decrease in gross profit for the first nine months of 2006 for the electronic components and subsystems segment was due to the overall decrease in segment sales partially offset by the second quarter revenue and related expenses recognized as a result of the early contract closeout previously mentioned. The decrease in gross profit percent to 44.3% in the first nine months of 2006 from 46.9% in the first nine months of 2005 for the electronic components and subsystems segment was due to the decrease in sales and the further impact of the lower level of sales having to absorb fixed manufacturing costs.

Depreciation expense included in consolidated cost of sales for the third quarter of 2006 was $598,000, a decrease of $131,000 compared to the third quarter of 2005. Depreciation expense included in consolidated cost of sales for the first nine months of 2006 was $1,786,000, a decrease of $359,000 compared to the first nine months of 2005. For the third quarter and first nine months of
2006, approximately $373,000 and $1,118,000, respectively, of depreciation expense was associated with Multi-Mix(R) Microtechnology capital assets. For the third quarter and first nine months of 2005, approximately $418,000 and
$1,214,000, respectively of depreciation expense was associated with
Multi-Mix(R) Microtechnology capital assets.

FMI sales include intersegment sales of $7,000 and $16,000 in the third quarter of 2006 and 2005, respectively. The decrease in gross profit and gross profit percent for the third quarter and first nine months of 2006 is due to higher material, direct labor and manufacturing costs,

attributable to the strengthening of the Canadian dollar. FMI sales include intersegment sales of $136,000 and $116,000 in the first nine months of 2006 and
2005, respectively.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,494,000 for the third quarter of 2006 increased by $24,000 or 1.0%, and when expressed as a percentage of net sales, increased by 5.7 percentage points to 37.0% compared to the third quarter of 2005. The increase in such expenses for the third quarter of 2006 was due to higher selling and administrative costs related to higher compensation, partially offset by lower commissions on the lower sales level. Selling, general and administrative expenses of $7,625,000 for the first nine months of 2006 increased by $500,000 or 7.0%, and when expressed as a percentage of net sales, increased by 4.5 percentage points to 35.9% compared to the first nine months of
2005. The increase in such expenses for the first nine months of 2006 was due to higher selling, marketing and administrative expenses related to higher compensation partially offset by lower commissions on the lower sales level. In connection with the new financing agreement with North Fork Bank, the Company will be taking a charge of approximately $170,000 in the fourth quarter related to the write-off of the unamortized loan costs related to the prior financing agreement.

Research and development expenses.

Research and development expenses for new products were $608,000 for the third quarter of 2006, an increase of $119,000 or 24.3%, and when expressed as a percentage of net sales, an increase of 2.8 percentage points to 9.0% compared to the third quarter of 2005. Except for $30,000 of expenses at FMI (a decrease of $10,000 from such FMI expenses in the third quarter of 2005) substantially all of the research and development expenses were related to Multi-Mix(R)
Microtechnology products. Research and development expenses for new products were $1,497,000 for the first nine months of 2006, a decrease of $41,000 or
2.7%, and when expressed as a percentage of net sales, an increase of 0.3 percentage points to 7.1% compared to the first nine months of 2005. Except for
$94,000 of expenses at FMI (a decrease of $26,000 from such FMI expenses in the first nine months of 2005) substantially all of the research and development expenses were related to Multi-Mix(R) Microtechnology products. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for Multi-Mix(R).

Operating income (loss).

Consolidated operating loss for the third quarter of 2006 was $604,000 compared to consolidated operating income of $291,000 for the third quarter of 2005. The decrease in consolidated operating income for the third quarter of 2006 was due to lower gross profit from the decrease in sales and higher research and development costs related to the Company's Multi-Mix(R) products. Consolidated operating income for the third quarter of 2006 included a non-cash charge of
$50,000 for share-based compensation resulting from the adoption of SFAS No.
123R.

Consolidated operating loss for the first nine months of 2006 was $511,000 compared to consolidated operating income of $889,000 for the first nine months of 2005. The decrease in consolidated operating income for the first nine months of 2006 was due the lower gross profit from the decrease in sales and due to higher selling, general and administrative expenses compared to the first nine months of 2005. Consolidated operating loss for the first nine months of 2006 included a non-cash charge of $129,000 for share-based compensation resulting from the adoption of SFAS No. 123R.

Because of the declining level of orders and sales, the Company reduced its headcount and will record a restructuring charge in the fourth quarter of 2006 of approximately $200,000. The restructuring charge, the write-off of the loan costs described above, the adoption of the SFAS No. 123R accounting standard and the increased investment in our Multi-Mix(R) technology initiative, combined with the lower order and sales levels will result in an operating loss for the fourth quarter and for fiscal year 2006. The Company anticipates annual savings of $1,500,000 to begin in the first quarter of 2007 from the restructuring and other cost reduction and containment measures to be implemented.

For the third quarter of 2006, the Company's operating loss for its electronic components and subsystems segment was $516,000 compared to operating income of
$160,000 for the third quarter of 2005. The decreased operating profitability for the electronic components and subsystems segment was due to the lower gross profit from the decrease in sales and higher research and development costs related to the Company's Multi-Mix(R) products. For the third quarter of 2006, operating loss for the microwave micro-circuitry segment was $88,000 compared to operating income of $131,000 for the third quarter of 2005. The decreased operating profitability for the microwave micro-circuitry segment was due the lower gross margin from the reduced sales level and the strengthening of the
Canadian dollar.

For the first nine months of 2006 the Company's operating loss for its electronic components and subsystems segment was $446,000 compared to operating income of $604,000 for the first nine months of 2005. The decreased operating profitability for the electronic components and subsystems segment was due to the lower gross profit from the decrease in sales and due to higher selling, general and administrative expenses compared to the first nine months of 2005.
For the first nine months of 2006, operating loss for the microwave micro-circuitry segment was $65,000 compared to operating income of $285,000 for the first nine months of 2005. The decreased operating profitability for the microwave micro-circuitry segment was due to the segment's lower gross profit from the lower sales level when compared to the first nine months of 2005.

Interest and other expense, net.

Interest and other expense, net was $8,000 for the third quarter of 2006 compared to interest and other expense, net of $61,000 for the third quarter of
2005. Interest and other expense, net was $59,000 for the first nine months of
2006 compared to interest and other expense, net of $177,000 for the first months of 2005. Despite the general rise in interest rates from 2005 to 2006, the reduction of interest and other expense for the third quarter and first nine months of 2006 was due to lower outstanding debt balances during the first nine months of 2006 and the institution of a cash management program in the fourth quarter of 2005 that generated interest income on the Company's free cash balances during 2006.

Income taxes.

The current tax benefits for the quarter and nine months ended September 30,
2006 represent refundable Canadian tax credits for which FMI, as a technology company, has qualified.

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

Net income (loss).

Net loss for the third quarter of 2006 was $599,000 compared to net income of
$228,000 for the third quarter of 2005. Net loss per share for the third quarter of 2006 was $.19 compared to net income of $.07 per share for the third quarter of 2005. Net loss for the third quarter of 2006 included a non-cash charge of
$50,000 or $.02 per share for share-based compensation resulting from the adoption of SFAS No. 123R. Net loss for the third quarter of 2006 also included a tax benefit of $13,000 representing refundable Canadian provincial technology tax credits for which the Company has qualified and lower net interest expense.

Net loss for the first nine months of 2006 was $510,000 compared to net income of $644,000 for the first nine months of 2005. Net loss per share for the first nine months of 2006 was $.16 compared to net income of $.20 per diluted share for the nine months of 2005. Net loss for the first nine months of 2006 included a non-cash charge of $129,000 or $.04 per share for share-based compensation resulting from the adoption of SFAS No. 123R. Net loss for the third quarter of
2006 also included a tax benefit of $61,000 or $.02 per share representing refundable Canadian provincial technology tax credits for which the Company has qualified and lower net interest expense. Net income for the first nine months of 2005 included a loss on the disposition of capital assets of $43,000 or $.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $2,100,000 at the end of the third quarter of 2006 compared to approximately $4,100,000 at the end of 2005. The Company's working capital was approximately $11,800,000 and its current ratio was 4.2 to 1 at the end of the third quarter of 2006 compared to $9,800,000 and 3.2 to 1, respectively, at the end of 2005. At September 30, 2006, the Company had available borrowing capacity under its revolving line of credit of $4,400,000.

The Company's operating activities used operating cash flows of $430,000 during the first nine months of 2006 compared to generating $2,423,000 of operating cash flows during the first nine months of 2005. The primary uses of operating cash flows for the first nine months of 2006 were

the year-to-date net loss of $510,000 which was reduced by depreciation and amortization of $1,955,000 and share-based compensation of $138,000, increases in accounts receivable of $969,000, inventory of $523,000 and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of
$586,000. The primary sources of operating cash flows for the first nine months of 2005 were the year-to-date net income of $644,000 which was reduced by depreciation and amortization of $2,364,000; a decrease in accounts receivable of $549,000, offset by an increase in inventories of $560,000, an aggregate decrease in accounts payable, customer deposits and accrued liabilities of
$505,000 and the reduction of income taxes payable of $84,000.

The Company made net cash investments in property, plant and equipment of
$1,247,000 during the first nine months of 2006 compared to net cash investments made in property, plant and equipment of $857,000 during the first nine months of 2005. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix(R) Microtechnology was $6,960,000 at the end of the
third quarter of 2006, a decrease of $486,000 compared to $7,446,000 at the end of fiscal year 2005.

The Company's planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company's new $5,000,000 revolving credit facility, which expires October 18, 2008.

The financing agreement with CIT consisted of a $5,000,000 revolving line of credit, that was temporarily reduced by $250,000 until certain conditions are met; a $1,500,000 machinery and equipment term loan ("Term Loan A") and a
$2,750,000 real estate term loan ("Term Loan B"). In connection with this financing agreement, the Company was required to place, over the life of the loan, $1,500,000 as restricted cash collateral with CIT. As further discussed below, the financing agreement was terminated on October 18, 2006, the loans were repaid and the restricted cash was returned by CIT to the Company. The revolving line of credit, which expired October 18, 2006, was subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable as defined in the financing agreement plus 100% of the $1,500,000 restricted cash). At September 30, 2006, the Company had available borrowing capacity under its revolving line of credit of $4,400,000. The revolving line of credit bore interest at the prime rate plus 0.50% (currently 8.75%). The principal amount of Term Loan A was payable in 60 equal monthly installments of
$25,000 and bore interest at the prime rate plus 1% (currently 9.25%). The principal amount of Term Loan B was payable in 84 equal monthly installments of
$32,738 and bore interest at the prime rate plus 1% (currently 9.25%). As of
September 30, 2006, the Company, under the terms of its agreement with CIT, had elected to convert $500,000 of Term Loan A and $1,570,000 of Term Loan B from their prime rate base to LIBOR-based interest rate loans. The current LIBOR interest rate options were renewed on April 13, 2006 for six months at an interest rate of 8.4543% and expired October 13, 2006. The revolving line of credit and the term loans were secured by substantially all of the Company's assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada.

On October 18, 2006, the Company entered into a new financing agreement with
North Fork Bank which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1,
2011 ("Term Loan") and a ten-year $3,000,000 real estate term loan due October
1, 2016 ("Mortgage Loan"). Completion of the new financing agreement resulted in additional cash loan proceeds of approximately $2,900,000 plus the release of previously restricted cash of $1,500,000. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). The revolving line of credit expires October 18, 2008. The revolving line of credit bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2%.
The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance. The Term Loan bears interest at the prime rate less 0.50% (currently
7.75%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance. The Mortgage Loan bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2.25%. On October 18, 2006, the
Company, under the terms of its agreement with North Fork Bank, elected to convert $1,950,000 of the Term Loan and $2,950,000 of the Mortgage Loan from their prime rate base to LIBOR-based interest rate loans for one month at an interest rate of 7.57%, which expire November 17, 2006. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial covenants. The Company was in compliance with these covenants at September 30,
2006. The Company reclassified approximately $143,000 from current portion of long-term debt to long-term debt to reflect the terms of the North Fork Bank financing agreement at September 30, 2006.

In connection with the new financing agreement with North Fork Bank, the Company will be taking a charge of approximately $170,000 in the fourth quarter of 2006 related to the write-off of the unamortized loan costs related to the prior financing agreement.

FMI has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus 0.75%. No borrowings were outstanding under this agreement at September 30, 2006.

FMI has a $1,800,000 (Canadian) (approximately $1,600,000 US) revolving lease line with the Bank of Nova Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of
September 30, 2006, $410,000 has been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction.
During the first quarter of 2006, FMI obtained $160,000 in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2005.

Assets acquired under capital leases that are included in property, plant and equipment, net, have a depreciated cost of approximately $771,000 at of
September 30, 2006 and $678,000 at December 31, 2005.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first nine months of 2006 by approximately
$707,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2006 by approximately
$500,000. The Company intends to issue commitments to purchase $800,000 of capital equipment from various vendors for the remainder of 2006. The Company anticipates that such equipment will be purchased and become operational during the remainder of 2006 and early 2007.

The functional currency for the Company's wholly-owned subsidiary FMI is the
Canadian dollar. The changes in accumulated other comprehensive income for the nine months of 2006 and 2005 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods.
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

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP
123R-3"), "Transition Election Related to Accounting for the Tax Effects of
Share-based Payment Awards", that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC
Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The
Company may take up to one year from the effective date of this FSP to evaluate its available alternatives and make its one-time election. The Company is currently evaluating the alternative methods, however, neither alternative would have an impact on the Company's results of operations or financial condition for the quarter ended September 30, 2006, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108")
to provide guidance on Quantifying Financial Statement Misstatements. SAB 108
addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements.
SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and

qualitative factors. SAB 108 does not change the SEC staff's guidance in SAB 99 on evaluating the materiality of misstatements.

When the effect of initial adoption of SAB 108 is determined to be material, SAB
108 allows registrants to record that effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact that SAB 108 will have on its financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards
No. 157 "Fair Value Measurements". SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS
No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of "blockage" factors by brokers, dealers and investment companies that have been applying AICPA
Guides. SFAS No. 157 is effective for fiscal years beginning after November
15,2007. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial position and results of operations.

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

During the third quarter and first nine months of 2006, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $130,000 and $317,000, respectively, for providing legal services to the Company. During the third quarter and first nine months of 2005, Katten Muchin Rosenman LLP was paid
$37,000 and $212,000, respectively. A director of the Company is counsel to
Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2006 and 2005 the Company retained Career Consultants, Inc. and SK
Associates to perform executive searches and to provide other services to the
Company. The Company paid an aggregate of $4,000 and $10,000 to these companies during the third quarter and first nine months of 2006, respectively. The
Company paid an aggregate of $2,000 and $5,000 to these companies during the third quarter and first nine months of 2005, respectively. A director of the
Company is the chairman and chief executive officer of these companies.

During the third quarter and first nine months of 2006, a director of the
Company was paid $9,000 and $27,000, respectively, for providing technology-related consulting services to the Company. For the third quarter and first nine months of 2005, such director was paid $9,000 and $27,000, respectively.

During the third quarter and first nine months of 2006, DuPont Electronic
Technologies ("DuPont"), a stockholder and the employer of a director, was paid
$4,000 and $31,000,

respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. During the third quarter and first nine months of 2005,
DuPont was paid $17,000 and $42,000, respectively. A director of the Company is an officer of DuPont, but does not share in any of these payments.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit
Committee receives an annual fee of $2,500 for his services in such capacity.
The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2006 Stock
Option Plan, each non-employee director is granted an option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of
Stockholders. Such options have a three-year vesting period. Each such grant has an exercise price equal to the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. On June 22, 2006, non-qualified stock options to purchase an aggregate of 17,500 shares were issued to seven directors at an exercise price of $9.52 per share. Also on June
22, 2006, pursuant to the 2006 Non-Employee Directors' Stock Plan, 9,000 shares of restricted stock were granted to six directors at a fair market value of
$9.52 per share. Such restricted stock vests annually over a three-year period.

On December 13, 2004 Infineon Technologies AG ("Infineon"), at such time the beneficial owner of approximately 15% of the Company's common stock, sold
475,000 shares of the Company's common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K
Holdings, LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig G. Kuttner, who was President and Chief Executive Officer of
Hampshire Group, Limited ("Hampshire"), purchased 300,000 shares representing an aggregate of approximately 9.6% of the Company's common stock. Mr. Kuttner was elected to the Company's Board of Directors at its 2006 Annual Meeting of
Stockholders. As a result of an ongoing investigation by Hampshire's audit committee of allegations of certain improprieties and possibly unlawful conduct involving Mr. Kuttner and other Hampshire executives, Mr. Kuttner's employment with Hampshire has been terminated. Mr. Kuttner has been on a leave of absence from his position as a director of Merrimac since the date of his election until the resolution of the investigation. During his leave of absence, Mr. Kuttner is not entitled to any compensation from the Company. Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the Company. In connection with the transaction, the Company and Infineon terminated the Stock Purchase and
Exclusivity Letter Agreement dated April 7, 2000, as amended, which provided that the Company would design, develop and produce exclusively for Infineon certain Multi-Mix(R) products that incorporate active RF power transistors for use in certain wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth transceivers.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2006 (the end of the period covered by this report), the
Company's management carried out an evaluation, with the participation of the
Company's Chief Executive Officer and Chief Financial Officer, of the
effectiveness of the Company's disclosure controls and procedures (as defined in
Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that, as of September 30, 2006, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the true frames specified in the
Securities and Exchange Commission's rules and forms.

In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

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
The Company's Multi-Mix Resource Module would require such commercially unavailable components when used for commercial high power amplifier base station infrastructure applications but does not depend on these components for military and other commercial applications for which a variety of components are available in the proper configuration from a number of alternative sources. In order to commercialize this high power base station LDMOS application of the
Multi-Mix Resource Module, the Company would need to establish a supply relationship with a vendor willing to provide commercial quantities of the needed components in a configuration that would maximize the value of the patented Multi-Mix Resource Module for this market. The Company continues to seek to establish a supply relationship with an LDMOS transistor provider able to provide such components, and is also considering alternative configurations and components. There is no assurance we will be able to establish such a vendor relationship or alternatives, in which case we would be unable to manufacture commercial quantities of Multi-Mix products for high power base station infrastructure applications, which would have a material adverse effect on our value proposition, results of operations and profitability.

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
               Current Report on Form 8-K filed with the Securities and Exchange
               Commission on October 27, 2000.

     EXHIBIT
      NUMBER   DESCRIPTION OF EXHIBIT
     -------   ----------------------
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

     EXHIBIT
      NUMBER   DESCRIPTION OF EXHIBIT
     -------   ----------------------
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

     10(s)     Merrimac Severance Plan, as adopted March 29, 2006 is hereby incorporated by reference to Exhibit 10(z) to Merrimac's Form
               10-K for the period ending December 31, 2005.*

     10(t)     Stock Purchase Agreement, dated March 29, 2006, between Merrimac and Mason N. Carter is hereby incorporated by reference to
               Exhibit 10(aa) to Merrimac's Form 10-K for the period ending
               December 31, 2005.

     10(u)     2006 Stock Option Plan is hereby incorporated by reference to
               Exhibit A of Merrimac's Definitive Proxy Statement filed with the
               Securities and Exchange Commission on May 1, 2006.

     10(v)     2006 Key Employee Incentive Plan is hereby incorporated by reference to Exhibit B of Merrimac's Definitive Proxy Statement
               filed with the Securities and Exchange Commission on May 1, 2006.

     10(w)     2006 Non-Employee Directors' Stock Plan is hereby incorporated by reference to Exhibit C of Merrimac's Definitive Proxy Statement
               filed with the Securities and Exchange Commission on May 1, 2006.

     10(x)     Revolving Credit, Term Loan and Security Agreement, dated October
               18, 2006, by and between Merrimac and North Fork Bank is hereby incorporated by reference to Exhibit 10.1 to Merrimac's Current
               Report on Form 8-K filed with the Securities and Exchange
               Commission on October 20, 2006.

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

                            MERRIMAC INDUSTRIES, INC.

Date: November 14, 2006                  By: /s/ Mason N. Carter
                                             -----------------------------------
                                         Mason N. Carter
                                         Chairman, President and
                                         Chief Executive Officer

Date: November 14, 2006                  By: /s/ Robert V. Condon
                                             -----------------------------------
                                         Robert V. Condon
                                         Vice President, Finance and
                                         Chief Financial Officer

