Form 10-Q
period 2007-03-31
MERRIMAC INDUSTRIES INC
filed 2007-05-15
CIK 706864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
(Registrant Telephone Number)

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

Yes        No

As of May 11, 2007, there were 2,908,735 shares of Common Stock, par value $0.01 per share, outstanding.

MERRIMAC INDUSTRIES, INC.
41 Fairfield Place
West Caldwell, NJ 07006

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

MERRIMAC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Quarters Ended
	March 31, 2007	April 1, 2006
OPERATIONS
Net sales	$5,424,279	$6,230,703
Costs and expenses:
Cost of sales	3,642,619	3,829,766
Selling, general and administrative	2,490,851	2,485,894
Research and development	510,996	371,948
	6,644,466	6,687,608
Operating loss	(1,220,187)	(456,905)
Interest and other expense, net	(43,615)	(18,704)
Loss before income taxes	(1,263,802)	(475,609)
Benefit for income taxes	—	(35,000)
Net loss	$(1,263,802)	$(440,609)
Net loss per common share	$(.41)	$(.14)
Weighted average number of common shares outstanding	3,096,315	3,149,164
COMPREHENSIVE INCOME (LOSS)
Net loss	$(1,263,802)	$(440,609)
Comprehensive income (loss):
Foreign currency translation adjustment	61,383	(8,709)
Comprehensive income (loss)	$1,202,419)	$(449,318)

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2007	December 30, 2006
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,702,483	$5,961,537
Accounts receivable, net	4,829,788	5,851,617
Income tax refunds receivable	99,000	99,000
Inventories, net	4,073,799	3,917,473
Other current assets	646,629	881,699
Deferred tax assets	10,000	10,000
Total current assets	13,361,699	16,721,326
Property, plant and equipment	40,503,852	40,084,105
Less accumulated depreciation and amortization	27,642,265	27,098,740
Property, plant and equipment, net	12,861,587	12,985,365
Other assets	467,103	491,596
Deferred tax assets	557,000	552,000
Goodwill	3,545,572	3,503,219
Total Assets	$30,792,961	$34,253,506
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$622,266	$648,524
Accounts payable	943,978	994,221
Accrued liabilities	1,443,539	1,420,322
Customer deposits	189,554	203,783
Deferred income taxes	100,000	100,000
Total current liabilities	3,299,337	3,366,850
Long-term debt, net of current portion	4,413,156	4,564,040
Deferred liabilities	43,704	37,839
Total liabilities	7,756,197	7,968,729
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares
No shares issued
Common stock, par value $.01 per share:
20,000,000 shares authorized; 3,271,640 and 3,265,638 shares issued; and 2,908,735 and 3,141,433 shares outstanding, respectively	32,716	32,656
Additional paid-in capital	19,339,776	19,237,130
Retained earnings	5,336,015	6,599,817
Accumulated other comprehensive income	1,450,421	1,389,038
	26,158,928	27,258,641
Less treasury stock, at cost — 362,905 shares at March 31, 2007 and 124,205 shares at December 30, 2006	(3,122,164)	(973,864)
Total stockholders’ equity	23,036,764	26,284,777
Total Liabilities and Stockholders’ Equity	$30,792,961	$34,253,506

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
QUARTER ENDED MARCH 31, 2007
(UNAUDITED)

	Common Stock		Additional Paid-in Capital (A)	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock		Total
	Shares	Amount				Shares	Amount
Balance, December 30, 2006	3,265,638	$32,656	$19,237,130	$6,599,817	$1,389,038	124,205	$(973,864)	26,284,777
Net loss				(1,263,802)				(1,263,802)
Share-based compensation			51,461					51,461
Stock Purchase Plan sales	1,002	10	7,485					7,495
Exercise of stock options	5,000	50	43,700					43,750
Repurchase of common stock
for the treasury						238,700	(2,148,300)	(2,148,300)
Foreign currency translation					61,383			61,383
Balance, March 31, 2007	3,271,640	$32,716	$19,339,776	$5,336,015	$1,450,421	362,905	$(3,122,164)	$23,036,764

(A)	Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 31, 2007	April 1, 2006
Cash flows from operating activities:
Net loss	$(1,263,802)	$(440,609)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	635,013	662,728
Amortization of deferred financing costs	7,196	12,480
Share-based compensation	51,461	43,667
Changes in operating assets and liabilities:
Accounts receivable	1,029,468	(82,955)
Income tax refunds receivable	—	(485)
Inventories	(154,750)	(514,563)
Other current assets	235,812	39,303
Other assets	17,297	(10,752)
Accounts payable	(54,406)	(133,809)
Accrued liabilities	19,984	99,578
Customer deposits	(14,229)	110,498
Deferred liabilities	5,865	(5,755)
Net cash provided by (used in) operating activities	514,909	(220,674)
Cash flows from investing activities:
Purchases of capital assets	(498,726)	(552,338)
Net cash used in investing activities	(498,726)	(552,338)
Cash flows from financing activities:
Repayment of long-term debt	(180,510)	(232,902)
Borrowings from revolving lease line	—	159,988
Repurchase of common stock for the treasury	(2,148,300)	—
Proceeds from the exercise of stock options	43,750	12,350
Proceeds from Stock Purchase Plan sales	7,495	58,713
Net cash used in financing activities	(2,277,565)	(1,851)
Effect of exchange rate changes	2,328	(3,942)
Net decrease in cash and cash equivalents	(2,259,054)	(778,805)
Cash and cash equivalents at beginning of year	5,961,537	4,081,330
Cash and cash equivalents at end of period	$3,702,483	$3,302,525
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on credit facilities	$102,747	$67,507
Non-cash activities:
Unpaid purchases of capital assets	$—	$150,000

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by accounting principles generally accepted in the United States of America for a full fiscal year. The financial statements do, however, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position of the of Merrimac Industries, Inc., (‘‘Merrimac’’ or the ‘‘Company’’) as of March 31, 2007 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year.

The consolidated balance sheet at December 30, 2006 has been derived from the audited financial statements at that date but does not include all the information required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company’s very limited experience with these contracts. No revenue was recognized related to cost-reimbursement contracts during the first quarters of 2007 or 2006, respectively.

3.    ACCOUNTING PERIOD

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

4.    COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at March 31, 2007 and December 30, 2006 was attributable solely to the effects of foreign currency translation.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    RECENT ACCOUNTING PRONOUNCEMENTS

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (‘‘FSP 123R-3’’), ‘‘Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,’’ that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the ‘‘APIC Pool’’) to the method otherwise required by paragraph 81 of SFAS 123R. The Company elected to use the regular method to calculate the APIC Pool. The regular method will not have an impact on the Company’s results of operations or financial condition for the quarter ended March 31, 2007, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R.

In June 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’, (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 ‘‘Accounting for Income Taxes’’. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on December 31, 2006. The adoption of FIN 48 did not have an impact on the opening retained earnings of the Company.

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

For the quarters ended March 31, 2007 and April 1, 2006, share-based compensation expense related to the 2001 Employee Stock Purchase Plan and the various stock option plans was allocated as follows:

	Quarters Ended
	March 31, 2007	April 1, 2006
Cost of sales	$8,000	$11,000
Selling, general and administrative	43,000	33,000
Total share-based compensation	$51,000	$44,000

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option valuation model. There were no options granted in either of the quarters ended March 31, 2007 and April 1, 2006, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The 2006 Stock Option Plan authorizes the grant of an aggregate of 500,000 shares of Common Stock to employees, directors and consultants of the Company. Under the 2006 Stock Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986 (‘‘the Code’’), and/or non-qualified stock options. The purposes of the 2006 Stock Option Plan are to attract, retain and motivate employees, compensate consultants, and to enable employees, consultants and directors, including non-employee directors, to participate in the long-term growth of the Company by providing for or increasing the proprietary interests of such persons in the Company, thereby assisting the Company to achieve its long-range goals. The 2006 Stock Option Plan replaced the 2001 Stock Option Plan, and the remaining unissued options of 19,700 under the 2001 Stock Option Plan are no longer available for grant.

At March 31, 2007, there were 85,500 options outstanding under the 2006 Stock Option Plan of which none were exercisable. Options are granted at the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan. Options available for grant under the 2006 Stock Option Plan were 414,500 at March 31, 2007.

At March 31, 2007, the Company also maintains share-based compensation arrangements under the following plans: (i) 1993 Stock Option Plan; (ii) 1997 Long Term Incentive Plan; and (iii) 2001 Stock Option Plan.

At March 31, 2007 there were 300,792 options outstanding under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan and the 2001 Stock Option Plan of which all were exercisable. No options are available for future grant under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan or the 2001 Stock Option Plan.

A summary of all stock option activity and information related to all options outstanding follows:

	Weighted- Average Exercise Price	Shares	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 30, 2006	$9.55	407,092
Granted	—	—
Exercised	8.75	(5,000)
Cancelled	10.79	(15,800)
Outstanding at March 31, 2007	$9.59	386,292	5.2	$391,000
Exercisable at March 31, 2007	$9.05	300,792	4.1	$384,000

The total intrinsic value of options exercised for the quarters ended March 31, 2007 and April 1, 2006 was $5,000 and $4,000, respectively.

No options vested during the quarter ended March 31, 2007. The total fair value of options vested for the quarter ended April 1, 2006 was approximately $19,000.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2007 the total future compensation cost related to non-vested stock options and the employee stock purchase plan not yet recognized in the statement of operations was $236,000. Of that total, $103,000, $102,000 and $31,000 are expected to be recognized in 2007, 2008 and 2009, respectively.

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

On June 22, 2006, the Company issued its initial grant of 9,000 shares of restricted stock to its non-employee directors. The per share price of the grant was $9.52 (the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to the grant, pursuant to the terms of the plan). One third of such restricted stock vests on the anniversary of the grant date over a three-year period. Share-based compensation expense for the quarter ended March 31, 2007 related to the grant of restricted stock was approximately $7,000, which was based on a straight-line amortization. Restricted shares of Common Stock available for grant under the 2006 Non-Employee Directors’ Stock Plan were 91,000 at March 31, 2007.

A summary of unvested restricted stock activity and information related to all restricted stock outstanding follows:

	Weighted- Average Grant-Day Fair Value	Shares
Outstanding at December 30, 2006	$9.52	9,000
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2007	$9.52	9,000

7.    GOODWILL

The changes in the carrying amount of goodwill for the periods ended March 31, 2007 and December 30, 2006 are as follows:

	2007	2006
Original balance	$3,179,341	$3,179,341
Accumulated amortization through 2001	(434,603)	(434,603)
Accumulated foreign currency adjustment through prior year	758,481	756,455
Foreign currency adjustment, current year	42,353	2,026
Balance, end of period	$3,545,572	$3,503,219

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    INVENTORIES

Inventories consist of the following:

	March 31, 2007	December 30, 2006
Finished goods	$271,551	$345,519
Work in process	1,835,907	1,634,475
Raw materials and purchased parts	1,966,341	1,937,479
Total	$4,073,799	$3,917,473

The Company recorded provisions for obsolescence and cost overruns of $38,000 and $20,000 for the quarters ended March 31, 2007 and April 1, 2006, respectively.

9.    CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at March 31, 2007 and December 30, 2006:

	2007	2006
North Fork Bank (A):
Revolving line of credit, 2.00% above LIBOR or 0.50% below prime	$—	$—
Term loan, due October 1, 2011, 2.25% above LIBOR or 0.50% below prime	1,800,000	1,900,000
Mortgage loan, due October 1, 2016, 2.25% above LIBOR or 0.50% below prime	2,925,000	2,962,500
The Bank of Nova Scotia (B):
Capital leases, interest 7.35%, due March 2007	—	15,389
Capital leases, interest 7.50%, due May 2007	8,403	20,590
Capital leases, interest 5.80%, due January 2010	165,383	173,170
Capital leases, interest 6.60%, due March 2011	136,636	140,915
	5,035,422	5,212,564
Less current portion	622,266	648,524
Long-term portion	$4,413,156	$4,564,040

(A)	On October 18, 2006, the Company entered into a new financing agreement with North Fork Bank which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (‘‘Term Loan’’) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (‘‘Mortgage Loan’’). This financing agreement replaced the prior financing agreement with CIT. Completion of the new financing agreement resulted in additional cash loan proceeds of approximately $2,900,000 plus the release of previously restricted cash of $1,500,000. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). The revolving line of credit expires October 18, 2008. At March 31, 2007, the Company had available borrowing capacity under its revolving line of credit of $2,700,000. The revolving line of credit bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance of $33,333. The Term Loan bears interest at the prime

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate less 0.50% (currently 7.75%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance of $1,512,500. The Mortgage Loan bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2.25%. At March 31, 2007, the Company, under the terms of its agreement with North Fork Bank, elected to convert $1,800,000 of the Term Loan and $2,925,000 of the Mortgage Loan from their prime rate base to LIBOR-based interest rate loans for one month at an interest rate of 7.57%, which expired April 18, 2007. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company’s subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial covenants. The Company was in compliance with these covenants at March 31, 2007.

North Fork Bank and the Company have amended the financing agreement, as of May 15, 2007, which (i) eliminates the fixed charge coverage ratio covenant for the quarter ending June 30, 2007, (ii) adds a covenant related to earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) for the four quarters ending June 30, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modifies the fixed charge coverage ratio covenant for periods after the quarter ending June 30, 2007.

(B)	Filtran Microcircuits Inc. (‘‘FMI’’) has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus 3/4%. No borrowings were outstanding under this agreement at March 31, 2007.

FMI has a $1,800,000 (Canadian) (approximately $1,600,000 US) revolving lease line with The Bank of Nova Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of March 31, 2007, $310,000 had been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2006, FMI obtained $160,000 in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2005.

Assets securing capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $675,000 at March 31, 2007 and $703,000 at December 30, 2006.

10.    WARRANTIES

The Company’s products sold under contracts have warranty provisions. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $48,000 and $35,000 for the quarters ended March 31, 2007 and April 1, 2006, respectively. The warranty reserve, included in accrued liabilities at March 31, 2007 and December 30, 2006, was $252,000 and $257,000, respectively.

11.    INCOME TAXES

The current foreign tax benefit for the quarter ended April 1, 2006 represents refundable Canadian provincial tax credits for which FMI, as a technology company, has qualified.

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company’s 2002, 2003 and 2006

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

net losses weighed heavily in the Company’s overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued unchanged from 2003 through the first three months of 2007. In 2006 the Company recorded additional valuation allowances for certain Canadian deferred tax assets of $427,000 because it believed that the probability of realization of such assets was uncertain. Management believes that a valuation allowance is not required for the remainder of FMI’s recorded deferred tax assets as they are more likely than not to be realized.

The Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company may become subject to these limitations in 2007 depending on change in ownership.

12.    BUSINESS SEGMENT DATA

The Company’s operations are conducted primarily through two business segments: (1) electronic components and subsystems and (2) microwave micro-circuitry. These segments, and the principal operations of each, are as follows:

Electronic components and subsystems: Design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 84% are located in the United States and 16% are located in Costa Rica. Included in such segment are the Multi-Mix® Microtechnology net assets.

Microwave micro-circuitry: Design, manufacture and sale of microstrip, bonded stripline and thick metal-backed Teflon® (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. All of the identifiable assets are located in Canada.

Information about the Company’s operations in different areas of its business follows. Operating income (loss) is net sales less operating expenses. Operating expenses exclude interest expense, other income and income taxes. Corporate assets consist principally of cash and corporate expenses are immaterial. Intersegment sales and the resulting intersegment assets are principally due to intercompany sales from the microwave micro-circuitry segment to the electronic components and subsystems segment.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarters Ended
	March 31, 2007	April 1, 2006
	(In thousands of dollars)
Industry segments:
Sales to unaffiliated customers:
Electronic components and subsystems	$4,511	$4,682
Microwave micro-circuitry	926	1,646
Intersegment sales	(13)	(97)
Consolidated	$5,424	$6,231
Loss before income taxes:
Operating income (loss):
Electronic components and subsystems	$(1,004)	$(627)
Microwave micro-circuitry	(216)	170
Interest and other expense, net	(49)	(19)
Gain on disposition of assets	5	—
Consolidated	$(1,264)	$(476)
Depreciation and amortization:
Electronic components and subsystems	$571	$594
Microwave micro-circuitry	64	69
Consolidated	$635	$663
Capital expenditures:
Electronic components and subsystems	$401	$538
Microwave micro-circuitry	98	14
Consolidated	$499	$552
Identifiable assets:
Electronic components and subsystems	$20,847	$24,095
Microwave micro-circuitry	6,308	6,821
Corporate	3,702	3,303
Intersegment	(64)	(29)
Consolidated	$30,793	$34,190

13.    NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

The calculation of diluted net income (loss) per common share is similar to that of basic net income (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable under stock options, were issued during the reporting period to the extent they are not anti-dilutive, using the treasury stock method.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of basic and diluted net income (loss) per common share:

	Quarters Ended
	March 31, 2007	April 1, 2006
Net income (loss)	$(1,263,802)	$(440,609)
Basic net income (loss) per common share
Weighted average number of shares outstanding for basic net income (loss) per share – Common stock	3,096,315	3,149,164
Net income (loss) per common share – basic	$(.41)	$(.14)
Diluted net income (loss) per share
Weighted average number of shares outstanding for basic net income (loss) per common share – Common stock	3,096,315	3,149,164
Effect of dilutive securities	—	—
Weighted average number of shares outstanding for diluted net income (loss) per common share	3,096,315	3,149,164
Net income (loss) per common share – diluted	$(.41)	$(.14)

Because of the net loss for the quarters ended March 31, 2007 and April 1, 2006, approximately 386,000 and 417,000 shares, respectively, related to underlying stock options were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive.

14.    RELATED PARTY TRANSACTIONS

In May 1998, the Company sold 22,000 shares of Common Stock to Mason N. Carter, Chairman, President and Chief Executive Officer of the Company, at a price of $11.60 per share, which approximated the average closing price of the Company’s Common Stock during the first quarter of 1998. The Company loaned Mr. Carter $255,000 in connection with the purchase of these shares and combined that loan with a prior loan to Mr. Carter in the amount of $105,000. The resulting total principal amount of $360,000 was payable May 4, 2003 and bore interest at a variable interest rate based on the prime rate. This loan was further amended on July 29, 2002. Accrued interest of $40,000 was added to the principal, bringing the new principal amount of the loan to $400,000, the due date was extended to May 4, 2006, and interest (at the same rate as was previously applicable) was now payable monthly. Mr. Carter pledged 33,000 shares of Common Stock as security for this loan, which was a full-recourse loan.

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

During the first quarter of 2007, the Company’s outside general counsel Katten Muchin Rosenman LLP was paid $88,000 for providing legal services to the Company. During the first quarter of 2006, Katten Muchin Rosenman LLP was paid $93,000. A director of the Company is counsel to Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2007 and 2006, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $16,000 to these companies during the first quarter of 2007 and $2,000 to these companies during the first quarter of 2006. A director of the Company is the chairman and chief executive officer of these companies.

During the first quarter of 2007 and 2006, a director of the Company was paid $9,000 for providing technology-related consulting services to the Company.

During the first quarter of 2006, DuPont Electronic Technologies (‘‘DuPont’’), a stockholder and the employer of a director, was paid $15,000 for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. No payments were made to DuPont during the first quarter of 2007. A director of the Company is an officer of DuPont, but does not share in any of these payments.

Each director who is not an employee of the Company receives a monthly director’s fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit Committee receives an annual fee of $2,500 for his services in such capacity. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2006 Stock Option Plan, each non-employee director is granted an option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Such options have a three-year vesting period. Each such grant has an exercise price equal to the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. Pursuant to the 2006 Non-Employee Directors’ Stock Plan, each non-employee director is granted 1,500 shares of restricted Common Stock of the Company on the date of each Annual Meeting of Stockholders. One third of such restricted stock vests on the anniversary of the grant date over a three-year vesting period.

On December 13, 2004, Infineon Technologies AG (‘‘Infineon’’), at such time the beneficial owner of approximately 15% of the Company’s common stock, sold 475,000 shares of the Company’s common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings, LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig G. Kuttner, who was President and Chief Executive Officer of Hampshire Group, Limited (‘‘Hampshire’’), purchased 300,000 shares representing an aggregate of approximately 9.6% of the Company’s common stock. Mr. Kuttner was elected to the Company’s Board of Directors at its 2006 Annual Meeting of Stockholders. As a result of an ongoing investigation by Hampshire’s audit committee, the Securities and Exchange Commission, and the Department of Justice of allegations of certain improprieties and possibly unlawful conduct involving Mr. Kuttner and other Hampshire executives, Mr. Kuttner’s employment with Hampshire has been terminated and he remains as a director. Mr. Kuttner has taken a leave of absence from his position as a director of the Company since the date of his election until the resolution of the investigation. During his leave of absence, Mr. Kuttner is not entitled to any compensation from the Company. Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the Company. In connection with the transaction, the Company and Infineon terminated the Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000, as amended, which provided that the Company would design, develop and produce exclusively for Infineon certain Multi-Mix® products that incorporate active RF power transistors for use in certain wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth transceivers.

DuPont and the four purchasers above hold registration rights which currently give them the right to register an aggregate of 1,003,413 shares of Common Stock of the Company.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Repurchase of Common Stock

On March 13, 2007, the Company repurchased in a private transaction 238,700 shares of its Common Stock for the treasury at $9.00 per share for an aggregate total of $2,148,300 from a group of investors. The Company also announced that it amended its 1999 Stockholder Rights Plan by increasing the defined ‘‘Acquiring Person’’ threshold to 12.5 percent from 10 percent.

16.    Subsequent Events

On April 25, 2007, under the 2006 Stock Option Plan, the Board of Directors granted stock options totaling 227,300 shares to 112 employees. The exercise price of the stock options was $9.30, the quoted market value of the Common Stock on the date of the grant.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results of Merrimac Industries, Inc. (‘‘Merrimac’’ or the ‘‘Company’’) (including certain projections and business trends) that are ‘‘forward-looking statements’’ as defined in the Private Securities Litigation Reform Act of 1995. In this report, the words ‘‘we’’, ‘‘us’’ and ‘‘our’’ refer to Merrimac and its subsidiaries. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments, particularly its Multi-Mix® products; the possibilities of impairment charges to the carrying value of our Multi-Mix® assets, thereby resulting in charges to our earnings; risks associated with adequate capacity to obtain raw materials and reduced control over delivery schedules and costs due to reliance on sole source or limited suppliers; slower than anticipated penetration into the satellite communications, defense and wireless markets; failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; changes in product mix resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; general economic and industry conditions; the risk that the benefits expected from the Company’s acquisition of Filtran Microcircuits Inc. are not realized; the ability to protect proprietary information and technology; competitive products and pricing pressures; our ability and the ability of our OEM customers to keep pace with the rapid technological changes and short product life cycles in our industry and gain market acceptance for new products and technologies; foreign currency fluctuations between the U.S. and Canadian dollars; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties as are detailed from time to time in the Company’s Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-Q, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Merrimac Industries, Inc. (‘‘Merrimac’’ or the ‘‘Company’’) is involved in the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics, and microstrip, bonded stripline and thick metal-backed Teflon® (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. The Company’s operations are conducted primarily through two business segments: (1) electronic components and subsystems and (2) microwave micro-circuitry (through its subsidiary, Filtran Microcircuits Inc. (‘‘FMI’’)).

The following table provides a breakdown of our sales between these segments for the quarters ended March 31, 2007 and April 1, 2006:

	Quarters Ended
	March 31, 2007		April 1, 2006
	$	% of sales	$	% of sales
Electronic components and subsystems	$4,511,000	83.2%	$4,682,000	75.1%
Microwave micro-circuitry (1)	926,000	17.1	1,646,000	26.4
Less intersegment sales	(13,000)	(0.3)	(97,000)	(1.5)
Consolidated	$5,424,000	100.0%	$6,231,000	100.0%

(1)	Substantially all conducted by our Canadian subsidiary, Filtran Microcircuits Inc.

Merrimac is a versatile technologically-oriented company specializing in miniature radio frequency lumped-element components, integrated networks, microstrip and stripline microwave components, subsystem assemblies and ferrite attenuators. Of special significance has been the combination of two or more of these technologies into single components to achieve superior performance and reliability while minimizing package size and weight. Merrimac components are today found in applications as diverse as satellites, military and commercial aircraft, radar, cellular radio systems, medical and dental diagnostic instruments and wireless Internet connectivity. Merrimac’s components range in price from $0.50 to more than $10,000 and its subsystem assemblies range from $500 to more than $1,500,000.

The Company’s operations were negatively impacted by a sales decrease due to a problem with purchased material that was utilized in certain products. The Company has evaluated the material and found the problem with the material does not affect the functionality and reliability of the products. The customers purchasing these products agreed with the Company’s conclusions. This problem did cause shipment delays of approximately $1,000,000 of products that were expected to be sold in the first quarter of 2007. These products are anticipated to be shipped during the second quarter of 2007. The Company experienced an operating loss for the first quarter of 2007 due to the lower gross profit from the decrease in sales from the problem with the purchased material described above and higher research and development costs related to the Company’s Multi-Mix® products.

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

The Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2007 by approximately $200,000. The Company intends to issue commitments to purchase $1,900,000 of capital equipment from various vendors for the remainder of 2007. The Company anticipates that such equipment will be purchased and become operational during the remainder of 2007. The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company’s management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders’ equity, and revenues and expenses. The management judgements that are currently the most critical are related to the accounting for the Company’s investments in Multi-Mix® Microtechnology, contract revenue recognition, inventory valuation, valuation of goodwill and valuation of deferred tax assets.

Impairment of long-lived assets

Following is a summary of the carrying amounts of the Multi-Mix® Microtechnology net assets included in the Company’s consolidated financial statements at March 31, 2007 and the related future planned purchases and lease obligation commitments through January 2011:

Net assets:
Property, plant and equipment, at cost	$14,807,000
Less accumulated depreciation and amortization	8,317,000
Property, plant and equipment, net	6,490,000
Inventories	419,000
Other assets, net	112,000
Total net assets at March 31, 2007	$7,021,000
Commitments:
Planned equipment purchases for the remainder of 2007	$650,000
Lease obligations through January 2011	725,000
Total commitments	$1,375,000
Total net assets and commitments	$8,396,000

Approximately 35% of the property, plant and equipment may be utilized in other areas of our electronic components and subsystems operations.

Any future demand for Multi-Mix® for the wireless market is dependent on various third-party programs and is directly related to the timing of our customers’ and potential customers’ phase-out of existing programs and their migration, which is not assured and has not yet commenced commercially, toward new programs to meet their customers’ new requirements. While these circumstances have resulted in the delay or cancellation of Multi-Mix® Microtechnology product purchases that had been anticipated from certain specific customers or programs, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the Company. In accordance with the Company’s evaluation of Multi-Mix® under SFAS No. 144, the Company has determined no provision for impairment is required at this time. Management will continue to monitor the recoverability of the Multi-Mix® assets.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company’s very limited experience with these contracts. No revenue was recognized related to cost-reimbursement contracts during the first quarters of 2007 or 2006, respectively.

Inventory Valuation

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,196,000 at March 31, 2007 and $1,174,000 at December 30, 2006. The Company recorded provisions for obsolescence and cost overruns of $38,000 and $20,000 for the quarters ended March 31, 2007 and April 1, 2006, respectively.

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

As shown in Note 12 of the consolidated financial statements, the sales and operating income of the Company’s microwave micro-circuitry segment, conducted through its Filtran Microcircuits Inc.

subsidiary, declined during 2006 and 2007. The segment’s backlog decreased approximately $1,900,000 since the end of fiscal year 2004 and $600,000 since the end of fiscal year 2005. The principal reason for the reduction in sales was due to declines in the segment’s defense orders that had been expected to renew in 2006. Operating income declined for 2007 and 2006 due to the decreased sales, a higher cost structure and reductions in production yields.

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

Valuation of Deferred Tax Assets

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company’s 2002, 2003 and 2006 net losses weighed heavily in the Company’s overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued unchanged from 2003 through the first three months of 2007. In 2006 the Company recorded additional valuation allowances for certain Canadian deferred tax assets of $427,000 because it believed that the probability of realization of such assets was uncertain. Management believes that a valuation allowance is not required for the remainder of FMI’s recorded deferred tax assets as they are more likely than not to be realized.

CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
(UNAUDITED)

The following table reflects the percentage relationships of items from the Consolidated Statements of Operations as a percentage of net sales:

	Percentage of Net Sales Quarters Ended
	March 31, 2007	April 1, 2006
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	67.2	61.5
Selling, general and administrative	45.9	39.9
Research and development	9.4	6.0
	122.5	107.4
Operating loss	(22.5)	(7.4)
Interest and other expense, net	(.8)	(.3)
Loss before income taxes	(23.3)	(7.7)
Benefit for income taxes	—	(.6)
Net loss	(23.3)%	(7.1)%

FIRST QUARTER OF 2007 COMPARED TO THE FIRST QUARTER OF 2006

Net sales.

Consolidated results of operations for the first quarter of 2007 reflect a decrease in net sales from the first quarter of 2006 of $807,000 or 12.9% to $5,424,000. This decrease was attributable to a $171,000 decrease in net sales of electronic components and subsystems and a $720,000 decrease in sales of microwave micro-circuitry products from the Company’s wholly-owned subsidiary Filtran Microcircuits Inc. (‘‘FMI’’) and offset by an $84,000 decrease in intersegment sales. The decrease in net sales for the electronic components and subsystems segment for 2007 is attributable to a problem with purchased material that was utilized in certain products. The Company has evaluated the material and found the problem with the material does not affect the functionality and reliability of the products. This problem did cause shipment delays of approximately $1,000,000 of products that were expected to be sold in the first quarter of 2007. These products are anticipated to be shipped during the second quarter of 2007. Sales for the first quarter of 2006 would have been favorably impacted by an additional $750,000 order, invoiced in March 2006 (and paid in May 2006), which the Company held in its own facility at the customer’s specific instructions for shipment in June 2006. This order was completed and ready for shipment in March 2006 but could not be recognized as a sale under applicable revenue recognition requirements until the order was actually shipped. The Company recognized this order as revenue in the second quarter of 2006.

Sales for the microwave micro-circuitry segment for the first quarter of 2007 were lower than the first quarter of 2006 due to declines in the segment’s defense orders that had been expected to renew in 2006. Certain of these defense orders have recently been received.

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

The following table presents key performance measures that we use to monitor our operating results for the quarters ending March 31, 2007 and April 1, 2006:

	2007	2006
Beginning backlog	$12,385,000	$13,139,000
Plus bookings	$6,485,000	$3,945,000
Less net sales	$5,424,000	$6,231,000
Ending backlog	$13,446,000	$10,853,000
Book-to-bill ratio	1.20	0.63

Orders of $6,485,000 were received during the first quarter of 2007, an increase of $2,540,000 or 64.4% compared to $3,945,000 in orders received during the first quarter of 2006. Backlog increased by $1,061,000 to $13,446,000 at the end of first quarter of 2007 compared to $12,385,000 at year-end 2006 due to the shipment delays caused by the problem with the purchased material.

Any future demand for Multi-Mix® for the wireless market is dependent on various third-party programs and is directly related to the timing of our customers’ and potential customers’ phase-out of existing programs and their migration, which is not assured and has not yet commenced commercially, toward new programs to meet their customers’ new requirements. However, the Company expects that its defense and satellite customers should continue to maintain their approximate current levels of orders for the remainder of fiscal year 2007, though there are no assurances they will do so. The Company also anticipates increased levels of orders during fiscal year 2007 for its Multi-Mix® Microtechnology products, based on inquiries from existing customers, requests to quote from prospective and existing customers and market research.

Cost of sales and Gross profit.

The following table provides comparative gross profit information, by product segment, between the quarters ended March 31, 2007 and April 1, 2006.

	Quarter ended March 31, 2007			Quarter ended April 1, 2006
	$	Increase/ (Decrease) from prior period	% of Segment Net Sales	$	Increase/ (Decrease) from prior period	% of Segment Net Sales
Electronic Components and Subsystems Gross Profit	$1,698,000	$(170,000)	37.6%	$1,868,000	$(804,000)	39.9%
Microwave Micro-Circuitry Gross Profit	$84,000	$(449,000)	9.1%	$533,000	$171,000	32.4%
Consolidated Gross Profit	$1,782,000	$(619,000)	32.8%	$2,401,000	$(633,000)	38.5%

The decrease in gross profit and gross profit percentage for the first quarter of 2007 for both segments of the Company was due to the impact of the lower level of sales having to absorb fixed manufacturing costs.

Depreciation expense included in consolidated cost of sales for the first quarter of 2007 was $580,000, a decrease of $27,000 compared to the first quarter of 2006. For the first quarter of 2007, approximately $375,000 of depreciation expense was associated with Multi-Mix® Microtechnology capital assets. For the first quarter of 2006, approximately $370,000 of depreciation expense was associated with Multi-Mix® Microtechnology capital assets.

FMI sales include intersegment sales of $13,000 and $97,000 in the first quarter of 2007 and 2006, respectively.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,491,000 for the first quarter of 2007 increased by $5,000 or 0.2%, and when expressed as a percentage of net sales, increased by 6.0 percentage points to 45.9% compared to the first quarter of 2006. The increase in such expenses for the first quarter of 2007 was due to higher selling and administrative expenses offset by lower commissions related to the lower sales level in the first quarter of 2007.

Research and development expenses.

Research and development expenses for new products were $511,000 for the first quarter of 2007, an increase of $139,000 or 37.4%, and when expressed as a percentage of net sales, an increase of 3.4 percentage points to 9.4% compared to the first quarter of 2006. Except for $27,000 of expenses at FMI (a decrease of $5,000 from such FMI expenses in the first quarter of 2006) substantially all of the research and development expenses were related to Multi-Mix® Microtechnology products. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for Multi-Mix®.

Operating loss.

Consolidated operating loss for the first quarter of 2007 was $1,220,000 compared to a consolidated operating loss of $457,000 for the first quarter of 2006. The consolidated operating loss resulted from the lower gross profit from the lower sales level. Consolidated operating loss for the first quarter of 2007 includes $51,000 of share-based compensation as compared to $44,000 for the first quarter of 2006.

For the first quarter of 2007, the Company’s operating loss for its electronic components and subassemblies segment was $1,004,000 compared to an operating loss of $627,000 for the first quarter of 2006. For the first quarter of 2007, operating loss for the microwave micro-circuitry segment was $216,000 compared to operating income of $170,000 for the first quarter of 2006.

Interest and other expense, net.

Interest and other expense, net was $44,000 for the first quarter of 2007 compared to interest and other expense, net of $19,000 for the first quarter of 2006. Interest expense for the first quarter of 2007 and 2006 was principally incurred on borrowings under the term loans which the Company consummated during the fourth quarter of 2003 and refinanced in October 2006. Interest expense for the first quarter of 2007 was higher than the first quarter of 2006 due to the higher debt levels following the refinancing of the term loans in October 2006.

Income taxes.

The current foreign tax benefit for the quarter ended April 1, 2006 represents refundable Canadian provincial tax credits for which FMI, as a technology company, has qualified.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company may become subject to these limitations in 2007 depending on change in ownership.

Net loss.

Net loss for the first quarter of 2007 was $1,264,000 compared to a net loss of $441,000 for the first quarter of 2006. Net loss per share for the first quarter of 2007 was $.41 compared to net loss of $.14 per share for the first quarter of 2006. Net loss for the first quarter of 2006 also included a tax benefit of $35,000 or $.01 per share representing refundable Canadian provincial technology tax credits for which the Company has qualified and lower net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $3,700,000 at the end of the first quarter of 2007 compared to approximately $6,000,000 at the end of

2006. The principal reason for the reduction in cash at March 31, 2007 was the Company’s repurchase, in a private transaction, of 238,700 shares of its Common Stock for the treasury at $9.00 per share for an aggregate total of $2,148,300 from a group of investors on March 13, 2007. The Company’s working capital was approximately $10,100,000 and its current ratio was 4.0 to 1 at the end of the first quarter of 2007 compared to $13,300,000 and 4.9 to 1, respectively, at the end of 2006. At March 31, 2007, the Company had available borrowing capacity under its revolving line of credit of $2,700,000.

The Company’s operating activities generated operating cash flows of $515,000 during the first quarter of 2007 compared to utilizing $221,000 of operating cash flows during the first quarter of 2006. The primary sources of operating cash flows for the first quarter of 2007 were the reduction of accounts receivable of $1,029,000 and other current assets of $236,000, offset by quarterly net loss of $1,264,000 which was reduced by depreciation and amortization of $635,000 and share-based compensation of $51,000, an increase in inventories of $155,000, and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $48,000. The primary uses of operating cash flows for the first quarter of 2006 were the net loss of $441,000 which was reduced by depreciation and amortization of $663,000 and share-based compensation of $44,000, a decrease in accounts receivable of $83,000 and an increase in inventories of $515,000 offset by an aggregate increase in accounts payable, customer deposits and accrued liabilities of $76,000 and a decrease in other current assets of $39,000.

The Company made net cash investments in property, plant and equipment of $499,000 during the first quarter of 2007 compared to net cash investments made in property, plant and equipment of $552,000 during the first quarter of 2006. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix® Microtechnology was $6,490,000 at the end of the first quarter of 2007, a decrease of $257,000 compared to $6,747,000 at the end of fiscal year 2006.

The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008.

On October 18, 2006, the Company entered into a new financing agreement with North Fork Bank which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (‘‘Term Loan’’) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (‘‘Mortgage Loan’’). This financing agreement replaced the prior financing agreement with CIT. Completion of the new financing agreement resulted in additional cash loan proceeds of approximately $2,900,000 plus the release of previously restricted cash of $1,500,000. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). The revolving line of credit expires October 18, 2008. At March 31, 2007, the Company had available borrowing capacity under its revolving line of credit of $2,700,000. The revolving line of credit bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance. The Term Loan bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance. The Mortgage Loan bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2.25%. At March 31, 2007, the Company, under the terms of its agreement with North Fork Bank, elected to convert $1,800,000 of the Term Loan and $2,925,000 of the Mortgage Loan from their prime rate base to LIBOR-based interest rate loans for one month at an interest rate of 7.57%, which expired April 18, 2007. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company’s subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial covenants. The Company was in compliance with these covenants at March 31, 2007.

North Fork Bank and the Company have amended the financing agreement, as of May 15, 2007, which (i) eliminates the fixed charge coverage ratio covenant for the quarter ending June 30, 2007, (ii) adds a covenant related to earnings before interest, taxes, depreciation and amortization (‘‘EBITDA’’) for the four quarters ending June 30, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modifies the fixed charge coverage ratio covenant for periods after the quarter ending June 30, 2007.

FMI has a revolving credit agreement in place with The Bank of Nova Scotia for up to $500,000 (Canadian) at the prime rate plus ¾%. No borrowings were outstanding under this agreement at March 31, 2007.

FMI has a $1,800,000 (Canadian) (approximately $1,600,000 US) revolving lease line with The Bank of Nova Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of March 31, 2007, $310,000 had been utilized under this facility. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus one percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2006, FMI obtained $160,000 in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2005.

Assets securing capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $675,000 at March 31, 2007 and $703,000 at December 30, 2006.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first quarter of 2006 by approximately $136,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2007 by approximately $200,000. The Company intends to issue commitments to purchase $1,900,000 of capital equipment from various vendors for the remainder of 2007. The Company anticipates that such equipment will be purchased and become operational during the second half of 2007.

The functional currency for the Company’s wholly-owned subsidiary FMI is the Canadian dollar. The changes in accumulated other comprehensive income for the first quarter of 2007 and 2006 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods. The functional currency for the Company’s Costa Rica operations is the United States dollar.

RECENT ACCOUNTING PRONOUNCEMENTS

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 (‘‘FSP 123R-3’’), ‘‘Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards,’’ that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the ‘‘APIC Pool’’) to the method otherwise required by paragraph 81 of SFAS 123R. The Company elected to use the regular method to calculate the APIC Pool. The regular method will not have an impact on the Company’s results of operations or financial condition for the quarter ended March 31, 2007 or the year ended December 30, 2006, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R.

In June 2006, the FASB issued FASB Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes’’, (‘‘FIN 48’’). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 ‘‘Accounting for Income Taxes’’. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on December 31, 2006. The adoption of FIN 48 did not have an impact on the opening retained earnings of the Company.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about the market risks affecting Merrimac, see ‘‘Quantitative and Qualitative Disclosures about Market Risk’’ in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 30, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2007 (the end of the period covered by this report), the Company’s management carried out an evaluation, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were effective.

In designing and evaluating the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures provide such reasonable assurance.

No change occurred in the Company’s internal controls concerning financial reporting during the Company’s first quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Merrimac is a party to lawsuits, arising in the normal course of business. It is the opinion of Merrimac’s management that the disposition of these various lawsuits will not individually or in the aggregate have a material adverse effect on the consolidated financial position or the results of operations of Merrimac.

ITEM 1A.    RISK FACTORS

There have been no material changes to our Risk Factors from those presented in our Form 10-K for fiscal year 2006.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
December 31, 2006 To January 27, 2007	—	—	—	—
January 28, 2007 To February 24, 2007	—	—	—	—
February 25, 2007 To March 31, 2007	238,700	$9.00	—	—
Total	238,700	$9.00	—	—

(1)	On March 13, 2007, the Company repurchased in a private transaction 238,700 shares of its Common Stock for the treasury at $9.00 per share for an aggregate total of $2,148,300 from a group of investors.

ITEM 5.	OTHER MATTERS

The Company filed a Form 8-K on April 27, 2007, reporting the termination of the Company’s relationship with its auditor Grant Thornton LLP. The Company reported the hiring of J.H. Cohn LLP to serve as the Company’s independent auditors.

ITEM 6.	EXHIBITS

Exhibits:

Exhibit Number	Description of Exhibit
10(a)+	Stock Purchase and Confidentiality Agreement dated March 13, 2007, between Merrimac Industries, Inc. and Adam Smith Investment Partners, L.P., Adam Smith Capital Management LLC, Diamond Capital Management, Adam Smith Investments, Ltd., Richard Grossman, Orin Hirschman, and Richard and Ana Grossman.
31.1+	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Indicates that exhibit is filed as an exhibit hereto.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMAC INDUSTRIES, INC.

Date: May 15, 2007	By: /s/ Mason N. Carter
Mason N. Carter Chairman, President and Chief Executive Officer

Date: May 15, 2007	By: /s/ Robert V. Condon
Robert V. Condon Vice President, Finance and Chief Financial Officer