Form 10-Q
period 2007-06-30
MERRIMAC INDUSTRIES INC
filed 2007-08-14
CIK 706864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Registrant’s Telephone Number)

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 10, 2007, there were 2,916,035 shares of Common Stock, par value $.01 per share, outstanding.

MERRIMAC INDUSTRIES, INC.
41 Fairfield Place
West Caldwell, NJ 07006

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Operations and Comprehensive Income
	for the Quarters and Six Months Ended June 30, 2007
	and July 1, 2006 (Unaudited)	1

	Consolidated Balance Sheets-June 30, 2007 (Unaudited) and
	December 30, 2006	2

	Consolidated Statement of Stockholders’ Equity as of
	June 30, 2007 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Six Months
	Ended June 30, 2007 and July 1, 2006 (Unaudited)	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Matters	26

Item 6.	Exhibits	27

Signatures		28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRIMAC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

OPERATIONS

Net sales	$6,225,005	$8,250,886	$11,649,284	$14,481,589

Costs and expenses:
Cost of sales	3,842,532	4,540,285	7,485,151	8,370,051
Selling, general and administrative	2,284,375	2,645,035	4,775,226	5,130,929
Research and development	360,571	516,096	871,567	888,044
Goodwill impairment charge	2,630,000	-	2,630,000	-
	9,117,478	7,701,416	15,761,944	14,389,024
Operating income (loss)	(2,892,473)	549,470	(4,112,660)	92,565
Interest and other expense, net	(70,450)	(32,977)	(114,065)	(51,681)
Income (loss) before income taxes	(2,962,923)	516,493	(4,226,725)	40,884
Provision (benefit) for income taxes	506,000	(13,000)	506,000	(48,000)
Net income (loss)	$(3,468,923)	$529,493	$(4,732,725)	$88,884
Net income (loss) per common share-basic	$(1.19)	$.17	$(1.58)	$.03
Net income (loss) per common share-diluted	$(1.19)	$.17	$(1.58)	$.03

Weighted average number of shares outstanding:
Basic	2,910,711	3,143,725	3,003,513	3,146,444
Diluted	2,910,711	3,183,322	3,003,513	3,166,243

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$(3,468,923)	$529,493	$(4,732,725)	$88,884
Comprehensive income:
Foreign currency translation adjustment	307,131	327,556	368,514	318,847
Comprehensive income (loss)	$(3,161,792)	$857,049	$(4,364,211)	$407,731

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 30, 2006
	(UNAUDITED)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,817,408	$5,961,537
Accounts receivable, net	5,230,332	5,851,617
Income tax refunds receivable	103,000	99,000
Inventories, net	4,783,787	3,917,473
Other current assets	726,555	881,699
Deferred tax assets	-	10,000
Total current assets	13,661,082	16,721,326
Property, plant and equipment	41,235,675	40,084,105
Less accumulated depreciation and amortization	28,497,706	27,098,740
Property, plant and equipment, net	12,737,969	12,985,365
Other assets	538,654	491,596
Deferred tax assets	100,000	552,000
Goodwill	1,062,534	3,503,219
Total Assets	$28,100,239	$34,253,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$620,655	$648,524
Accounts payable	1,438,141	994,221
Accrued liabilities	1,322,755	1,420,322
Customer deposits	305,783	203,783
Deferred income taxes	100,000	100,000
Total current liabilities	3,787,334	3,366,850
Long-term debt, net of current portion	4,277,279	4,564,040
Deferred liabilities	49,569	37,839
Total liabilities	8,114,182	7,968,729
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares
No shares issued
Common stock, par value $.01 per share:
20,000,000 shares authorized; 3,278,940 and 3,265,638 shares issued;
and 2,916,035 and 3,141,433 shares outstanding, respectively	32,789	32,656
Additional paid-in capital	19,450,788	19,237,130
Retained earnings	1,867,092	6,599,817
Accumulated other comprehensive income	1,757,552	1,389,038
	23,108,221	27,258,641
Less treasury stock, at cost - 362,905 shares at June 30, 2007 and
124,205 shares at December 30, 2006	(3,122,164)	(973,864)
Total stockholders' equity	19,986,057	26,284,777
Total Liabilities and Stockholders' Equity	$28,100,239	$34,253,506

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury	Stock
	Shares	Amount	Capital(A)	Earnings	Income	Shares	Amount	Total

Balance, December 30, 2006	3,265,638	$32,656	$19,237,130	$6,599,817	$1,389,038	124,205	$(973,864)	26,284,777
Net loss				(4,732,725)				(4,732,725)
Share-based compensation			132,466					132,466
Stock Purchase Plan sales	1,002	10	7,485					7,495
Exercise of stock options	9,300	93	73,707					73,800
Vesting of restricted stock.	3,000	30						30
Repurchase of common stock
For the treasury						238,700	(2,148,300)	(2,148,300)
Foreign currency translation					368,514			368,514
Balance, June 30, 2007	3,278,940	$32,789	$19,450,788	$1,867,092	$1,757,552	362,905	$(3,122,164)	$19,986,057

(A) Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30, 2007	July 1, 2006
Cash flows from operating activities:
Net income (loss)	$(4,732,725)	$88,884
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,291,531	1,317,701
Amortization of deferred financing costs	14,716	24,960
Impairment of goodwill	2,630,000	-
Deferred income taxes	506,000	-
Share-based compensation	132,496	82,000

Changes in operating assets and liabilities:
Accounts receivable	685,580	(174,158)
Income tax refunds receivable	-	(15,228)
Inventories	(845,896)	(286,625)
Other current assets	166,434	77,199
Other assets	(61,774)	(21,511)
Accounts payable	399,742	(95,417)
Accrued liabilities	(122,811)	96,469
Customer deposits	102,000	(737,176)
Deferred liabilities	11,730	8,490
Net cash provided by operating activities	177,023	365,588

Cash flows from investing activities:
Purchases of capital assets	(927,061)	(979,366)
Net cash used in investing activities	(927,061)	(979,366)

Cash flows from financing activities:
Borrowings from revolving lease line	-	159,988
Repurchase of common stock for the treasury	(2,148,300)	-
Repayment of borrowings	(343,496)	(464,263)
Proceeds from the exercise of stock options	73,800	13,600
Proceeds from Stock Purchase Plan sales	7,495	172,763

Net cash used in financing activities	(2,410,501)	(117,912)

Effect of exchange rate changes	16,410	33,122

Net decrease in cash and cash equivalents	(3,144,129)	(698,568)
Cash and cash equivalents at beginning of year	5,961,537	4,081,330

Cash and cash equivalents at end of period	$2,817,408	$3,382,762
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on credit facilities	$205,558	$144,331
Non cash activities:
Repurchase of common stock for treasury	$-	$399,998
Loan to officer-stockholder repaid through repurchase of common stock for treasury	$-	$400,000

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by accounting principles generally accepted in the United States of America for a full fiscal year. The financial statements do, however, reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position of Merrimac Industries, Inc. (“Merrimac” or the “Company”) as of June 30, 2007 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year.

The consolidated balance sheet at December 30, 2006 has been derived from the audited financial statements at that date but does not include all the information required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2007 for the year ended December 30, 2006.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is reasonably assured. The Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company’s very limited experience with these contracts. $250,000 of revenue was recognized related to cost reimbursement contracts during the second quarter and first six months of 2006. No revenue was recognized related to cost-reimbursement contracts during the second quarter and first six months of 2007.

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

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at June 30, 2007 and December 30, 2006 was attributable solely to the effects of foreign currency translation.

5. RECENT ACCOUNTING PRONOUNCEMENTS

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The Company elected to use the regular method to calculate the APIC Pool. The regular method will not have an impact on the Company's results of operations or financial condition for the quarter and six months ended June 30, 2007, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on December 31, 2006. The adoption of FIN 48 did not have an impact on the opening retained earnings of the Company.

6. SHARE-BASED COMPENSATION

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award's original estimate of fair value.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

For the quarters and six months ended June 30, 2007 and July 1, 2006, share-based compensation expense related to the 2001 Employee Stock Purchase Plan and the various stock option plans was allocated as follows:

	Quarters Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Cost of sales	$21,000	$4,000	$29,000	$15,000
Selling, general and administrative	60,000	34,000	103,000	67,000
Total share-based compensation	$81,000	$38,000	$132,000	$82,000

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option valuation model.

The following weighted average assumptions for the quarters and six months ended June 30, 2007 and July 1, 2006 were utilized:

	2007	2006
Expected option life (years)	3.0	3.0
Expected volatility	22.00%	30.00%
Risk-free interest rate	4.93%	5.15%
Expected dividend yield	0.00%	0.00%
Fair value per share of options granted	$2.03	$2.57

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

The 2006 Stock Option Plan authorizes the grant of an aggregate of 500,000 shares of Common Stock to employees, directors and consultants of the Company. Under the 2006 Stock Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986 (the “Code”), and/or non-qualified stock options. The purposes of the 2006 Stock Option Plan are to attract, retain and motivate employees, compensate consultants, and to enable employees, consultants and directors, including non-employee directors, to participate in the long-term growth of the Company by providing for or increasing the proprietary interests of such persons in the Company, thereby assisting the Company to achieve its long-range goals. The 2006 Stock Option Plan replaced the 2001 Stock Option Plan, and the remaining 19,700 unissued options under the 2001 Stock Option Plan are no longer available for grant.

At June 30, 2007, there were 332,700 options outstanding under the 2006 Stock Option Plan of which 27,500 were exercisable. Options are granted at the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan. Options available for grant under the 2006 Stock Option Plan were 167,300 at June 30, 2007.

At June 30, 2007, the Company also maintains share-based compensation arrangements under the following plans: (i) 1993 Stock Option Plan; (ii) 1997 Long-Term Incentive Plan; and (iii) 2001 Stock Option Plan.

At June 30, 2007, there were 292,742 options outstanding under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan and the 2001 Stock Option Plan, of which all were exercisable. No options are available for future grant under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan or the 2001 Stock Option Plan.

A summary of all stock option activity and information related to all options outstanding follows:

			Weighted-
	Weighted-		Average
	Average		Remaining	Aggregate
	Exercise		Contractual	Intrinsic
	Price	Shares	Term	Value
Outstanding at December 30, 2006	$9.55	407,092
Granted	9.34	247,200
Exercised	7.94	(9,300)
Cancelled	11.02	(19,550)
Outstanding at June 30, 2007	$9.48	625,442	6.9	$576,000
Exercisable at June 30, 2007	$9.09	320,242	4.3	$429,000

The total intrinsic value of options exercised for the quarters ended June 30, 2007 and July 1, 2006 was $11,000 and $1,000, respectively. The total intrinsic value of options exercised for the six-month periods ended June 30, 2007 and July 1, 2006 was $16,000 and $4,000, respectively.

The total fair value of options granted for the quarter and six months ended June 30, 2007 was approximately $501,000. The total fair value of options granted for the quarter and six months July 1, 2006 was approximately $212,000.

As of June 30, 2007, the total future compensation cost related to nonvested stock options and the employee stock purchase plan not yet recognized in the statement of operations was $718,000. Of that total, $186,000, $269,000, $198,000 and $65,000 are expected to be recognized in 2007, 2008, 2009 and 2010, respectively.

The 2006 Non-Employee Directors’ Stock Plan is a plan that authorizes the grant of an aggregate of 100,000 shares of Common Stock to the non-employee directors of the Company. The plan authorizes each non-employee director to receive 1,500 shares of restricted stock beginning in 2006, and 1,500 shares or such other amount as the Board of Directors may, from time to time, decide for each year in the future following the Company’s Annual Meeting of Stockholders.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 20, 2007, the Company issued a grant of 10,500 shares of restricted stock to its non-employee directors. The per share price of the grant was $9.78 (the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to the grant, pursuant to the terms of the plan). One third of such restricted stock vests on the anniversary of the grant date over a three-year period. Share-based compensation expense for the quarter and six months ended June 30, 2007 related to the grant of restricted stock was approximately $7,000 and $14,000, which was based on a straight-line amortization. Restricted shares of common stock available for grant under the 2006 Non-Employee Directors’ Stock Plan were 80,500 at June 30, 2007.

A summary of unvested restricted stock activity and information related to all restricted stock outstanding follows:
	Weighted-
	Average
	Grant-Day
	Fair Value	Shares

Outstanding at December 30, 2006	$9.52	9,000

Granted	9.78	10,500
Vested	9.52	(3,000)

Outstanding at June 30, 2007	$9.69	16,500

7. GOODWILL

Goodwill primarily includes the excess purchase price paid over the fair value of net assets acquired in the Company’s 1999 acquisition of Filtran Microcircuits Inc. (“FMI”). When the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"), the net carrying value of the FMI goodwill was $2,745,000, which was reduced by $435,000 of accumulated amortization. Under SFAS 142, the Company ceased amortization of goodwill and tests its goodwill on an annual basis, or whenever events or circumstances indicate that impairment may have occurred. Under SFAS 142 goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

During the quarter ended June 30, 2007, the Company initiated an interim goodwill impairment test of its FMI reporting unit. This occurred as a result of FMI’s failure to meet 2007 bookings and sales targets, which resulted in continuing operating losses and a reduction of its bank borrowing availability. The estimates of fair value of the reporting unit are determined using a discounted cash flow analysis. A discounted cash flow analysis requires the Company to make various judgmental assumptions and estimates, including assumptions about future cash flows, growth rates and discount rates. The assumptions and estimates about the future cash flows and growth rates are based on the reporting unit’s budgets and business plans. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the reporting unit. As a result of the impairment test, the Company recorded a non-cash goodwill impairment charge of $2,630,000 related to the Company’s FMI reporting unit for the quarter ended June 30, 2007. The impairment charges did not affect the Company’s liquidity or result in non-compliance with any financial debt covenants.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 and the fiscal year ended December 30, 2006 are as follows:

	2007	2006
Original balance	$3,179,341	$3,179,341
Accumulated amortization through 2001	(434,603)	(434,603)
Impairment charge, current year	(2,630,000)	-
Accumulated foreign currency adjustment through
prior year	758,481	756,455
Foreign currency adjustment, current year	189,315	2,026
Balance, end of period	$1,062,534	$3,503,219

8. INVENTORIES

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

Inventories consist of the following:

	June 30, 2007	December 30, 2006
Finished goods	$225,028	$345,519
Work in process	2,406,415	1,634,475
Raw materials and purchased parts	2,152,344	1,937,479
Total	$4,783,787	$3,917,473

The Company recorded provisions for obsolescence and cost overruns of $154,000 and $80,000 for the quarters ended June 30, 2007 and July 1, 2006, respectively, and $178,000 and $100,000 for the six months ended June 30, 2007 and July 1, 2006, respectively.

9. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at June 30, 2007 and December 30, 2006:

	2007	2006

North Fork Bank (A):
Revolving line of credit, 2.00% above LIBOR or 0.50% below prime	$-	$-
Term loan, due October 1, 2011, 2.25% above LIBOR or 0.50%
below prime	1,700,000	1,900,000
Mortgage loan, due October 1, 2016, 2.25% above LIBOR or 0.50%
below prime	2,887,500	2,962,500

The Bank of Nova Scotia (B):
Capital leases, interest 7.35%, due March 2007	-	15,389
Capital leases, interest 7.50%, due May 2007	-	20,590
Capital leases, interest 5.80%, due January 2010	168,686	173,170
Capital leases, interest 6.60%, due March 2011	141,748	140,915
	4,897,934	5,212,564
Less current portion	620,655	648,524
Long-term portion	$4,277,279	$4,564,040

(A)
On October 18, 2006, the Company entered into a financing agreement with North Fork Bank which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (“Term Loan”) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (“Mortgage Loan”). This financing agreement replaced the prior financing agreement with CIT. Completion of the financing agreement resulted in additional cash loan proceeds of approximately $2,900,000 plus the release of previously restricted cash of $1,500,000. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). The revolving line of credit expires October 18, 2008. At June 30, 2007, the Company had available borrowing capacity under its revolving line of credit of $3,100,000. The revolving line of credit bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance of $33,333. The Term Loan bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance of $1,512,500. The Mortgage Loan bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2.25%. At June 30, 2007, the Company, under the terms of its agreement with North Fork Bank, elected to convert $1,700,000 of the Term Loan and $2,875,000 of the Mortgage Loan from their prime rate base to LIBOR-based interest rate loans for one month at an interest rate of 7.57%, which expired July 18, 2007. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial covenants.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

North Fork Bank and the Company amended the financing agreement, as of May 15, 2007, which (i) eliminates the fixed charge coverage ratio covenant for the quarter ending June 30, 2007, (ii) adds a covenant related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four quarters ending June 30, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modifies the fixed charge coverage ratio covenant for periods after the quarter ending June 30, 2007. The Company was in compliance with these amended covenants at June 30, 2007.

On August 9, 2007, North Fork Bank and Merrimac entered into a Pledge and Security Agreement, under which North Fork Bank consented to the guaranty by Merrimac of FMI's borrowings under the revolving credit agreement with The Bank of Nova Scotia in the amount of up to $250,000 (Canadian). In consideration for North Fork Bank providing such consent, Merrimac agreed to deposit $250,000 into a controlled collateral account with North Fork Bank and also agreed to prepay the mortgage loan portion of the credit facility with North Fork Bank with fifty percent of the proceeds from a sale of FMI up to a maximum amount of $500,000 (see Note 16).

(B)
FMI has an amended formula-based secured revolving credit agreement in place with The Bank of Nova Scotia to borrow up to $250,000 (Canadian) (approximately $235,000 US) at the prime rate plus 2 percent. Such agreement is guaranteed by Merrimac. No borrowings were outstanding under this agreement at June 30, 2007.

FMI has a $336,000 (Canadian) (approximately $310,000 US) revolving lease line with the Bank of Nova Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of June 30, 2007, $310,000 had been utilized under this facility. The Bank of Nova Scotia will not allow any new borrowings on this revolving lease line. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus 2.25 percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2006, FMI obtained $160,000 (US) in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2005.

Assets securing capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $694,000 (US) at June 30, 2007 and $703,000 (US) at December 30, 2006.

10. WARRANTIES

The Company's products sold under contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $4,000 and $62,000 for the quarters ended June 30, 2007 and July 1, 2006, respectively, and $52,000 and $97,000 for the six months ended June 30, 2007 and July 1, 2006, respectively. The warranty reserve at June 30, 2007 and December 30, 2006 was $228,000 and $256,000, respectively.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. INCOME TAXES

The current tax benefit for the quarter and six months ended July 1, 2006 represents refundable Canadian provincial tax credits for which FMI, as a technology company, has qualified.

As of June 30, 2007, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003 and 2006 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first six months of 2007. In 2006 the Company recorded additional valuation allowances for certain Canadian deferred tax assets of $427,000 because it believed that it was more likely than not that the deferred tax assets would not be realized. In conjunction with the determination that goodwill was impaired, as described in Note 7, and the continuing losses at FMI, the Company established a full valuation allowance of $506,000 during the second quarter of 2007 for its remaining Canadian net deferred tax asset.

The Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company may become subject to these limitations in 2007 depending on the extent of the changes in its ownership.

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

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(In thousands of dollars)		(In thousands of dollars)

Industry segments:
Sales to unaffiliated customers:
Electronic components and subsystems	$5,371	$7,102	$9,883	$11,784
Microwave micro-circuitry	895	1,180	1,821	2,826
Intersegment sales	(41)	(31)	(55)	(128)
Consolidated	$6,225	$8,251	$11,649	$14,482
Income before income taxes:
Operating income (loss):
Electronic components and subsystems	$55	$697	$(949)	$70
Microwave micro-circuitry	(2,947)	(148)	(3,164)	23
Interest and other expense, net	(71)	(33)	(114)	(52)
Consolidated	$(2,963)	$516	$(4,227)	$41

Depreciation and amortization:
Electronic components and subsystems	$587	$591	$1,158	$1,185
Microwave micro-circuitry	70	64	134	133
Consolidated	$657	$655	$1,292	$1,318
Capital expenditures:
Electronic components and subsystems	$355	$418	$756	$956
Microwave micro-circuitry	73	9	171	23
Consolidated	$428	$427	$927	$979

	June 30,	July 1,
	2007	2006

Identifiable assets:
Electronic components and subsystems	$21,881	$23,740
Microwave micro-circuitry	3,570	7,007
Corporate	2,817	3,383
Intersegment	(168)	(60)
Consolidated	$28,100	$34,070

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

The following table summarizes the calculation of basic and diluted net income per share:

	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006

Net income (loss) available to common stockholders	$(3,468,923)	$529,493	$(4,732,725)	$88,884

Basic net income per share

Weighted average number of shares outstanding for
basic net income per share-
Common stock	2,910,711	3,143,725	3,003,513	3,146,444

Net income per common share - basic	$(1.19)	$.17	$(1.58)	$.03

Diluted net income (loss) per share

Weighted average number of shares outstanding for
diluted net income (loss) per share:
Common stock	2,910,711	3,143,725	3,003,513	3,146,444
Effect of dilutive securities:
Stock options (1)	-	38,559	-	19,279
Restricted stock	-	1,038	-	520

Weighted average number of shares outstanding for
diluted net income (loss) per share	2,910,711	3,183,322	3,003,513	3,166,243

Net income (loss) per common share - diluted	$(1.19)	$.17	$(1.58)	$.03

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

Diluted net income per share excludes 625,000 and 348,000 shares underlying stock options for the quarters ended June 30, 2007 and July 1, 2006, respectively, and 625,000 and 348,000 shares underlying stock options for the six months ended June 30, 2007 and July 1, 2006, respectively, as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on net income per share.

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

During the second quarter and first six months of 2007, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $108,000 and $196,000, respectively, for providing legal services to the Company. During the second quarter and first six months of 2006, Katten Muchin Rosenman LLP was paid $94,000 and $187,000, respectively. A director of the Company is counsel to Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2007 and 2006 the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $5,000 and $21,000 to these companies during the second quarter and first six months of 2007, respectively. The Company paid an aggregate of $4,000 and $6,000 to these companies during the second quarter and first six months of 2006, respectively. A director of the Company is the chairman and chief executive officer of these companies.

During the second quarter and first six months of 2007, a director of the Company was paid $9,000 and $18,000, respectively, for providing technology-related consulting services to the Company. For the second quarter and first six months of 2006, such director was paid $9,000 and $18,000, respectively.

During the second quarter and first six months of 2006, DuPont Electronic Technologies (“DuPont”), a stockholder and the employer of a director, was paid $12,000 and $27,000, respectively, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. No payments were made to DuPont during the second quarter and first six months of 2007. A director of the Company is an officer of DuPont, but does not share in any of these payments.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit Committee receives an annual fee of $2,500 for his services in such capacity. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2006 Stock Option Plan, each non-employee director is granted an option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Such options have a three-year vesting period. Each such grant has an exercise price equal to the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. On June 20, 2007, non-qualified stock options to purchase an aggregate of 20,000 shares were issued to eight directors at an exercise price of $9.78 per share.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Also on June 20, 2007, pursuant to the 2006 Non-Employee Directors’ Stock Plan, 10,500 shares of restricted stock were granted to seven directors at a fair market value of $9.78 per share. Such restricted stock vests ratably over a three-year period.

On December 13, 2004, Infineon Technologies AG (“Infineon”), at such time the beneficial owner of approximately 15% of the Company’s common stock, sold 475,000 shares of the Company’s common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings, LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig G. Kuttner, who was President and Chief Executive Officer of Hampshire Group, Limited (“Hampshire”), purchased 300,000 shares representing an aggregate of approximately 9.6% of the Company’s common stock. Mr. Kuttner was elected to the Company’s Board of Directors at its 2006 Annual Meeting of Stockholders. As a result of an ongoing investigation by Hampshire's audit committee, the Securities and Exchange Commission, and the Department of Justice of allegations of certain improprieties and possibly unlawful conduct involving Mr. Kuttner and other Hampshire executives, Mr. Kuttner's employment with Hampshire has been terminated and he remains as a director. Mr. Kuttner took a leave of absence from his position as a director of Merrimac. During his leave of absence, Mr. Kuttner was not entitled to any compensation from the Company. Mr. Kuttner rescinded his leave of absence from his position as a director of Merrimac as of June 20, 2007. Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the Company. In connection with the transaction, the Company and Infineon terminated the Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000, as amended, which provided that the Company would design, develop and produce exclusively for Infineon certain Multi-Mix® products that incorporate active RF power transistors for use in certain wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth transceivers.

DuPont and the four purchasers above hold registration rights which currently give them the right to register an aggregate of 1,003,413 shares of Common Stock of the Company.

15. REPURCHASE OF COMMON STOCK

On March 13, 2007, the Company repurchased in a private transaction 238,700 shares of its Common Stock for the treasury at $9.00 per share for an aggregate total of $2,148,300 from a group of investors. The Company also announced that it amended its 1999 Stockholder Rights Plan by increasing the defined “Acquiring Person” threshold to 12.5 percent from 10 percent.

16. SUBSEQUENT EVENT

Company management has determined, and the Board of Directors has approved on August 9, 2007, that the Company should divest its FMI operations and is in the process of seeking interested parties. The potential divestiture should enable Merrimac Industries, Inc. to concentrate its resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, the Company will reflect FMI as a discontinued operation and the Company intends to restate prior financial statements to reflect the results of operations, cash flows and financial position of FMI as discontinued operations. At June 30, 2007 the major classes of assets and liabilities for FMI were as follows:

Current assets	$1,187,000
Property, plant and equipment, net	$1,364,000
Goodwill	$1,163,000
Current liabilities	$954,000
Long-term debt	$240,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements relating to future results of Merrimac ) (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. In this report, the words “we”, “us” and “our” refer to Merrimac and its subsidiaries. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments, particularly its Multi-Mix® products; the possibilities of impairment charges to the carrying value of our Multi-Mix® assets, thereby resulting in charges to our earnings; risks associated with adequate capacity to obtain raw materials and reduced control over delivery schedules and costs due to reliance on sole source or limited suppliers; slower than anticipated penetration into the satellite communications, defense and wireless markets; failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; changes in product mix resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; general economic and industry conditions; the risk that the benefits expected from the Company’s acquisition of Filtran Microcircuits Inc. are not realized; the ability to protect proprietary information and technology; competitive products and pricing pressures; our ability and the ability of our OEM customers to keep pace with the rapid technological changes and short product life cycles in our industry and gain market acceptance for new products and technologies; foreign currency fluctuations between the U.S. and Canadian dollars; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties as are detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-Q, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Merrimac is involved in the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics, and microstrip, bonded stripline and thick metal-backed Teflon® (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. The Company's operations are conducted primarily through two business segments: (1) electronic components and subsystems and (2) microwave micro-circuitry (through its subsidiary, FMI).

The following table provides a breakdown of our sales between these segments for the quarters and six months ended June 30, 2007 and July 1, 2006:

	Quarters Ended
	June 30, 2007		July 1, 2006
	$	% of sales	$	% of sales
Electronic components
and subsystems	$5,371,000	86.3%	$7,102,000	86.1%
Microwave micro-circuitry(1)	895,000	14.4%	1,180,000	14.3%
Intersegment sales	(41,000)	(0.7)%	(31,000)	(0.4)%
Consolidated	$6,225,000	100.0%	$8,251,000	100.0%

	Six Months Ended
	June 30, 2007		July 1, 2006
	$	% of sales	$	% of sales
Electronic components
and subsystems	$9,883,000	84.8%	$11,784,000	81.4%
Microwave micro-circuitry(1)	1,821,000	15.6%	2,826,000	19.5%
Intersegment sales	(55,000)	(0.4)%	(128,000)	(0.9)%
Consolidated	$11,649,000	100.0%	$14,482,000	100.0%

(1) Substantially all conducted by our Canadian subsidiary, FMI.

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

The Company’s operations for the second quarter of 2007 were negatively impacted by a non-cash goodwill impairment charge of $2,630,000 to the FMI reporting unit. During the quarter ended June 30, 2007, the Company conducted an interim goodwill impairment test of its FMI reporting unit. This occurred as a result of FMI’s failure to meet 2007 bookings and sales targets, which resulted in continuing operating losses and a reduction of its bank borrowing availability. During the first six months of 2007, such goodwill amount increased $189,000 to $3,693,000 resulting from the Canadian dollar increase from $0.86 at December 30, 2006 to $0.94 at the end of June. The stronger Canadian dollar has an unfavorable impact on FMI’s cost structure and upon its U.S. dollar denominated export sales, which were approximately 75% of FMI’s sales during the first six months of 2007.

In conjunction with the determination that goodwill was impaired and the continuing losses at FMI, the Company established a full valuation allowance of $506,000 during the second quarter of 2007 for its Canadian net deferred tax asset as management believed that it is more likely than not that its deferred tax asset will not be realized.

Sales for the electronic components and subsystems segment for the second quarter of 2007 were lower than the second quarter of 2006 due to both the shipment of a $750,000 order to a significant military customer and $1,200,000 of revenue recognized in connection with the early close out of a fixed price customer contract which took place in 2006 and did not recur in the second quarter of 2007. Orders of $9,974,000 received during the second quarter of 2007 and $16,459,000 received during the first six months of 2007 were both Company records. Backlog increased by $4,810,000 or 38.8% to $17,195,000 at the end of the second quarter of 2007. The June 30, 2007 backlog is a record for the highest quarter-end backlog the Company has achieved.

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

The Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2007 by approximately $300,000. The Company intends to issue commitments to purchase $1,500,000 of capital equipment from various vendors for the remainder of 2007. The Company anticipates that such equipment will be purchased and become operational during the remainder of 2007. The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008.

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

Impairment of long-lived assets

Following is a summary of the carrying amounts of the Multi-Mix® Microtechnology net assets included in the Company's consolidated financial statements at June 30, 2007 and the related future planned purchases and lease obligation commitments through January 2011.

Net assets:
Property, plant and equipment, at cost	$14,904,000
Less accumulated depreciation and amortization	8,700,000

Property, plant and equipment, net	6,204,000
Inventories	509,000
Other assets, net	164,000

Total net assets at June 30, 2007	6,877,000

Commitments:
Planned equipment purchases for the remainder of 2007	550,000
Lease obligations through January 2011	675,000

Total commitments	1,225,000

Total net assets and commitments	$8,102,000

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company’s very limited experience with these contracts. $250,000 of revenue was recognized related to cost reimbursement contracts during the second quarter and first six months of 2006. No revenue was recognized related to cost-reimbursement contracts during the second quarter and first six months of 2007.

Inventory Valuation

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,432,000 at June 30, 2007 and $1,174,000 at December 30, 2006. The Company recorded provisions for obsolescence and cost overruns of $154,000 and $80,000 for the quarters ended June 30, 2007 and July 1, 2006, respectively, and $178,000 and $100,000 for the six months ended June 30, 2007 and July 1, 2006, respectively.

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

Valuation of Goodwill

With the adoption of SFAS No. 142 by the Company on December 30, 2001, goodwill is no longer subject to amortization over its estimated useful life. However, goodwill is subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. The Company performed an interim goodwill impairment test during the second quarter of 2007 and compared the fair value of FMI’s assets, including goodwill, to its carrying value and determined the carrying value of FMI exceeded its fair value. The Company has recorded a non-cash impairment charge of approximately $2,630,000 to operations for the quarter ended June 30, 2007. The impairment charge does not affect the Company’s liquidity and has not resulted in non-compliance with any debt covenants. If actual market conditions differ or forecasts change at the time of the annual assessment in the fourth quarter of 2007, the Company may be required to record an additional goodwill impairment charge.

Valuation of Deferred Tax Assets

As of June 30, 2007, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003 and 2006 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first six months of 2007. In 2006 the Company recorded additional valuation allowances for certain Canadian deferred tax assets of $427,000 because it believed that it was more likely than not that the deferred tax assets would not be realized. In conjunction with the determination that goodwill was impaired, as described in Note 7, and the continuing losses at FMI, the Company established a full valuation allowance of $506,000 during the second quarter of 2007 for its remaining Canadian net deferred tax asset.

CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
(UNAUDITED)

The following table reflects the percentage relationships of items from the Consolidated Statements of Operations as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Quarters Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	61.7	55.0	64.3	57.8
Selling, general and administrative	36.7	32.0	41.0	35.5
Research and development	5.8	6.3	7.5	6.1
Goodwill impairment charge	42.2	-	22.6	-
	146.4	93.3	135.4	99.4
Operating income	(46.4)	6.7	(35.4)	.6
Interest and other expense, net	(1.1)	(.4)	(1.0)	(.3)
Income before income taxes	(47.5)	6.3	(36.4)	.3
Provision (benefit) for income taxes	8.1	(.1)	4.3	(.3)
Net income	(55.6)%	6.4%	(40.7)%	.6%

SECOND QUARTER AND FIRST SIX MONTHS OF 2007 COMPARED TO THE SECOND QUARTER AND FIRST SIX MONTHS OF 2006

Net sales.

Consolidated results of operations for the second quarter of 2007 reflect a decrease in net sales from the second quarter of 2006 of $2,026,000 or 24.6% to $6,225,000. The decrease was attributable to a $1,731,000 decrease in net sales of electronic components and subsystems and a $285,000 decrease in sales of microwave micro-circuitry products from FMI and a $10,000 increase of intersegment sales. Sales for the electronic components and subsystems segment for the second quarter of 2006 included both the shipment of a $750,000 order to a significant military customer and $1,200,000 of revenue recognized in connection with the early close out of a fixed price customer contract which did not recur in the second quarter of 2007. Consolidated results of operations for the first six months of 2007 reflect a decrease in net sales from the first six months of 2006 of $2,832,000 or 19.6% to $11,649,000. The decrease was attributable to a $1,901,000 decrease in net sales of electronic components and subsystems and a $1,005,000 decrease in sales of microwave micro-circuitry products from FMI and a $73,000 decrease of intersegment sales. Sales for the electronic components and subsystems segment for the first six months of 2006 included both the shipment of a $750,000 order to a significant military customer and $1,200,000 of revenue recognized in connection with the early close out of a fixed price customer contract mentioned above which did not recur in the first six months of 2007.

The decrease in sales of the microwave micro-circuitry segment for the second quarter and first six months of 2007 was due to a reduced beginning of the year backlog and weakness in first quarter 2007 orders.

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

The following table presents key performance measures that we use to monitor our operating results for the six months ended June 30, 2007 and July 1, 2006:

	2007	2006
Beginning backlog	$12,385,000	$13,139,000
Plus bookings	16,459,000	12,864,000
Less net sales	11,649,000	14,482,000
Ending backlog	$17,195,000	$11,521,000
Book-to-bill ratio	1.41	0.89

Orders of $9,974,000 were received during the second quarter of 2007, an increase of $1,055,000 or 11.8% compared to $8,919,000 in orders received during the second quarter of 2006. Orders of $16,459,000 were received during the first six months of 2007, an increase of $3,595,000 or 27.9% compared to $12,864,000 in orders received during the first six months of 2006. Backlog increased by $4,810,000 or 38.8% to $17,195,000 at the end of the second quarter of 2007 compared to $12,385,000 at year-end 2006, due to the increased orders received during the second quarter. The book-to-bill ratio for the second quarter of 2007 was 1.60 to 1 and for the second quarter of 2006 was 1.08 to 1. The book-to-bill ratio for the first six months of 2007 was 1.41 to 1 and for the first six months of 2006 was 0.89 to 1.

Cost of sales and Gross profit.

The following table provides comparative gross profit information, by product segment, between the quarters and six months ended June 30, 2007 and July 1, 2006.

	Quarter ended June 30, 2007			Quarter ended July 1, 2006
	$	Increase/ (Decrease) from prior period	% of Segment Net Sales	$	Increase/ (Decrease) from prior period	% of Segment Net Sales
Electronic Components and Subsystems gross profit	$2,367,000	$(1,143,000)	44.1%	$3,510,000	$738,000	49.4%
Microwave Micro-Circuitry gross profit	$16,000	$(184,000)	1.8%	$200,000	$(296,000)	16.9%
Consolidated gross profit	$2,383,000	$(1,327,000)	38.3%	$3,710,000	$442,000	45.0%

	Six Months ended June 30, 2007			Six Months ended July 1, 2006
	$	Increase/ (Decrease) from prior period	% of Segment Net Sales	$	Increase/ (Decrease) from prior period	% of Segment Net Sales
Electronic Components and Sub-assemblies gross profit	$4,064,000	$(1,315,000)	41.1%	$5,379,000	$(65,000)	45.6%
Microwave Micro-Circuitry gross profit	$100,000	$(633,000)	5.5%	$733,000	$(126,000)	25.9%
Consolidated gross profit	$4,164,000	$(1,948,000)	35.7%	$6,112,000	$(191,000)	42.2%

The decrease in gross profit and gross profit percentage for the second quarter and first six months of 2007 for both segments of the Company was due to the impact of the lower level of sales having to absorb fixed manufacturing costs. Gross profit for the second quarter of 2006 for the electronic components and subsystems segment included $1,060,000 from the early close out of a fixed price customer contract.

Depreciation expense included in consolidated cost of sales for the second quarter of 2007 was $599,000, an increase of $17,000 compared to the second quarter of 2006. Depreciation expense included in consolidated cost of sales for the first six months of 2007 was $1,179,000, a decrease of $10,000 compared to the first six months of 2006. For the second quarter and first six months of 2007, approximately $383,000 and $758,000, respectively, of depreciation expense was associated with Multi-Mix® Microtechnology capital assets. For the second quarter and first six months of 2006, approximately $373,000 and $740,000, respectively of depreciation expense was associated with Multi-Mix® Microtechnology capital assets.

FMI sales include intersegment sales of $41,000 and $31,000 in the second quarter of 2007 and 2006, respectively, and include intersegment sales of $55,000 and $128,000 in the first six months of 2007 and 2006, respectively.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,284,000 for the second quarter of 2007 decreased by $361,000 or 13.6%, and when expressed as a percentage of net sales, increased by 4.7 percentage points to 36.7% compared to the second quarter of 2006. The decrease in such expenses for the second quarter of 2007 was due to lower commissions on the reduced sales level and lower marketing and administrative costs. Selling, general and administrative expenses of $4,775,000 for the first six months of 2007 decreased by $356,000 or 6.9%, and when expressed as a percentage of net sales, increased 5.5 percentage points to 41.0% compared to the first six months of 2006. The decrease in such expenses for the first six months of 2007 was due to lower commissions on the reduced sales level and lower marketing and administrative costs.

Research and development expenses.

Research and development expenses for new products were $361,000 for the second quarter of 2007, a decrease of $155,000 or 30.1%, and when expressed as a percentage of net sales, decreased by 0.5 percentage points to 5.8% compared to the second quarter of 2006. Except for $25,000 of expenses at FMI (a decrease of $7,000 from such FMI expenses in the second quarter of 2006) substantially all of the research and development expenses were related to Multi-Mix® Microtechnology products. Research and development expenses for new products were $872,000 for the first six months of 2007, a decrease of $16,000 or 1.9%, and when expressed as a percentage of net sales, increased by 1.4 percentage points to 7.5% compared to the first six months of 2006. Except for $52,000 of expenses at FMI (a decrease of $12,000 from such FMI expenses in the first six months of 2006) substantially all of the research and development expenses were related to Multi-Mix® Microtechnology products. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for Multi-Mix®.

Goodwill impairment charge.

During the quarter ended June 30, 2007, the Company conducted an interim goodwill impairment test of its FMI reporting unit. This occurred as a result of FMI’s failure to meet 2007 bookings and sales targets, which resulted in continuing operating losses and a reduction of its bank borrowing availability. FMI’s goodwill balance has increased since its acquisition in 1999 from the continued strengthening of the Canadian dollar versus the U.S. dollar. During the first six months of 2007, such goodwill amount increased $189,000 to $3,693,000 resulting from the Canadian dollar increase from $0.86 at December 30, 2006 to $0.94 at the end of June. The stronger Canadian dollar has an unfavorable impact on FMI’s cost structure and upon its U.S. dollar denominated export sales, which were approximately 75% of FMI’s sales during the first six months of 2007. As a result of the impairment test, the Company recorded a non-cash goodwill impairment charge of $2,630,000 to the FMI reporting unit during the quarter ended June 30, 2007. After the impairment charge, the remaining FMI goodwill balance is approximately $1,063,000.

Operating income (loss).

Consolidated operating loss for the second quarter of 2007 was $2,892,000 compared to consolidated operating income of $549,000 for the second quarter of 2006. Consolidated operating loss for the second quarter of 2007 included a $2,630,000 non-cash charge related to a partial impairment of goodwill recorded in connection with the Company’s 1999 acquisition of FMI. Excluding the $2,630,000 goodwill impairment charge, the remaining operating loss for the second quarter of 2007 was due to the lower gross profit caused by the decrease in sales, partially offset by decreased research and development costs and administrative costs. The higher consolidated operating income for the second quarter of 2006 was due to revenue recognized as a result of the early contract close out previously mentioned.

Consolidated operating loss for the first six months of 2007 was $4,113,000 compared to consolidated operating income of $93,000 for the first six months of 2006. Consolidated operating loss for the first six months of 2007 included a $2,630,000 non-cash charge related to a partial impairment of goodwill. Excluding the $2,630,000 impairment charge, the reduction in the remaining operating income for the first six months of 2007 as compared to the first six months of 2006 was due to the lower gross profit caused by the decrease in sales, partially offset by decreased selling, general and administrative expenses compared to the first six months of 2006.

For the second quarter of 2007, the Company's operating income for its electronic components and subsystems segment was $55,000 compared to operating income of $697,000 for the second quarter of 2006. The operating income for the second quarter of 2006 for the electronic components and subsystems segment was higher due to the increase in gross profit resulting from revenue recognized as a result of the early contract close out mentioned above which did not recur in 2007. For the second quarter of 2007, operating loss for the microwave micro-circuitry segment was $2,947,000 compared to operating loss of $148,000 for the second quarter of 2005. The increased operating loss for the microwave micro-circuitry segment was due to a $2,630,000 non-cash charge related to a partial impairment of goodwill.

For the first six months of 2007 the Company's operating loss for its electronic components and subsystems segment was $949,000 compared to operating income of $70,000 for the first six months of 2006. The increased operating loss for the electronic components and subsystems segment was due to the segment’s lower gross profit from lower sales, partially offset by decreased selling, general and administrative as compared to the first six months of 2006. For the first six months of 2007, operating loss for the microwave micro-circuitry segment was $3,164,000 compared to operating income of $23,000 for the first six months of 2006. The increased operating loss for the microwave micro-circuitry segment was due to a $2,630,000 non-cash charge related to a partial impairment of goodwill and from the segment’s lower gross profit from the lower sales level when compared to the first six months of 2006.

Interest and other expense, net.

Interest and other expense, net was $71,000 for the second quarter of 2007 compared to interest and other expense, net of $33,000 for the first quarter of 2006. Interest and other expense, net was $114,000 for the first six months of 2007 compared to interest and other expense, net of $52,000 for the first months of 2006. Interest expense for the second quarter and first six months of 2007 and 2006 was principally incurred on borrowings under the term loans which the Company consummated during the fourth quarter of 2003 and refinanced in October 2006. Interest expense for the second quarter and first six months of 2007 was higher than the second quarter and first six months of 2006 due to the higher debt levels following the refinancing of the term loans in October 2006.

Income taxes.

The current tax benefits for the quarter and six months ended July 1, 2006 represent refundable Canadian tax credits for which FMI, as a technology company, has qualified.

As of June 30, 2007, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003 and 2006 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first six months of 2007. In 2006 the Company recorded additional valuation allowances for certain Canadian deferred tax assets of $427,000 because it believed that it was more likely than not that the deferred tax assets would not be realized. In conjunction with the determination that goodwill was impaired, as described in Note 7, and the continuing losses at FMI, the Company established a full valuation allowance of $506,000 during the second quarter of 2007 for its remaining Canadian net deferred tax asset.

The Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company may become subject to these limitations in 2007 depending on the extent of the changes in its ownership.

Net income (loss).

For the reasons set forth above, net loss for the second quarter of 2007 was $3,469,000 compared to net income of $529,000 for the second quarter of 2006. Net loss per share for the second quarter of 2007 was $1.19 compared to net income of $.17 per share for the second quarter of 2006. Net loss for the second quarter of 2007 includes a non-cash income tax charge of $506,000 or $.17 per share to fully provide for a full valuation allowance against FMI’s deferred tax asset.

For the reasons set forth above, net loss for the first six months of 2007 was $4,733,000 compared to net income of $89,000 for the first six months of 2006. Net loss per share for the first six months of 2007 was $1.58 compared to net income of $.03 per share for the six months of 2006. Net loss for the first six months of 2007 includes a non-cash income tax charge of $506,000 or $.17 per share to fully provide for a full valuation allowance against FMI’s deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $2,800,000 at the end of the second quarter of 2007 compared to approximately $6,000,000 at the end of 2006. The principal reasons for the reduction in cash at June 30, 2007 was the repurchase, in a private transaction, of 238,700 shares of its Common Stock for the treasury at $9.00 per share for an aggregate total of $2,148,300 from a group of investors on March 13, 2007, capital expenditures of $927,000 which exceeded operating cash provided of $177,000 and repayments of borrowings of $343,000. The Company's working capital was approximately $9,900,000 and its current ratio was 3.6 to 1 at the end of the second quarter of 2007 compared to $13,300,000 and 4.9 to 1, respectively, at the end of 2006. At June 30, 2007, the Company had available borrowing capacity under its revolving line of credit of $3,100,000.

The Company's operating activities provided operating cash flows of $177,000 during the first six months of 2007 compared to generating $366,000 of operating cash flows during the first six months of 2006. The primary sources of operating cash flows for the first six months of 2007 were the reduction of accounts receivable of $685,000, a reduction of other current assets of $166,000, and an aggregate increase in accounts payable, customer deposits and accrued liabilities of $379,000 offset by the six-month net loss of $4,733,000 which was reduced by depreciation and amortization of $1,292,000, the goodwill impairment charge of $2,630,000, the deferred tax charge of $506,000 and share-based compensation of $132,000, and an increase in inventories of $846,000. The primary sources of operating cash flows for the first six months of 2006 were the net income of $89,000 which was reduced by depreciation and amortization of $1,318,000 and share-based compensation of $82,000 offset by increases in accounts receivable of $174,000, inventory of $287,000 and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $734,000.

The Company made net cash investments in property, plant and equipment of $927,000 during the first six months of 2007 compared to net cash investments made in property, plant and equipment of $979,000 during the first six months of 2006. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix® Microtechnology was $6,204,000 at the end of the second quarter of 2007, a decrease of $543,000 compared to $6,747,000 at the end of fiscal year 2006.

The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008.

On October 18, 2006, the Company entered into a financing agreement with North Fork Bank which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (“Term Loan”) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (“Mortgage Loan”). This financing agreement replaced the prior financing agreement with CIT. Completion of the financing agreement resulted in additional cash loan proceeds of approximately $2,900,000 plus the release of previously restricted cash of $1,500,000. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). The revolving line of credit expires October 18, 2008. At June 30, 2007, the Company had available borrowing capacity under its revolving line of credit of $3,100,000. The revolving line of credit bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance of $33,333. The Term Loan bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance of $1,512,500. The Mortgage Loan bears interest at the prime rate less 0.50% (currently 7.75%) or LIBOR plus 2.25%. At June 30, 2007, the Company, under the terms of its agreement with North Fork Bank, elected to convert $1,700,000 of the Term Loan and $2,875,000 of the Mortgage Loan from their prime rate base to LIBOR-based interest rate loans for one month at an interest rate of 7.57%, which expired July 18, 2007. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial covenants.

North Fork Bank and the Company amended the financing agreement, as of May 15, 2007, which (i) eliminates the fixed charge coverage ratio covenant for the quarter ending June 30, 2007, (ii) adds a covenant related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four quarters ending June 30, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modifies the fixed charge coverage ratio covenant for periods after the quarter ending June 30, 2007. The Company was in compliance with these amended covenants at June 30, 2007.

On August 9, 2007, North Fork Bank and Merrimac entered into a Pledge and Security Agreement, under which North Fork Bank consented to the guaranty by Merrimac of FMI's borrowings under the revolving credit agreement with The Bank of Nova Scotia in the amount of up to $250,000 (Canadian). In consideration for North Fork Bank providing such consent, Merrimac agreed to deposit $250,000 into a controlled collateral account with North Fork Bank and also agreed to prepay the mortgage loan portion of the credit facility with North Fork Bank with fifty percent of the proceeds from a sale of FMI up to a maximum amount of $500,000.

FMI has an amended formula-based secured revolving credit agreement in place with The Bank of Nova Scotia to borrow up to $250,000 (Canadian) (approximately $235,000 US) at the prime rate plus 2 percent. Such agreement is guaranteed by Merrimac. No borrowings were outstanding under this agreement at June 30, 2007.

FMI has a $336,000 (Canadian) (approximately $310,000 US) revolving lease line with the Bank of Nova Scotia, whereby the Company can obtain funding for previous production equipment purchases via a sale/leaseback transaction. As of June 30, 2007, $310,000 had been utilized under this facility. The Bank of Nova Scotia will not allow any new borrowings on this revolving lease line. Such leases are payable in monthly installments for up to five years and are secured by the related production equipment. Interest rates (typically prime rate plus 2.25 percent) are set at the closing of each respective sale/leaseback transaction. During the first quarter of 2006, FMI obtained $160,000 (US) in connection with the sale/leaseback of certain production equipment. The related equipment was originally purchased by the Company in 2005.

Assets securing capital leases included in property, plant and equipment, net, have a depreciated cost of approximately $694,000 (US) at June 30, 2007 and $703,000 (US) at December 30, 2006.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first six months of 2007 by approximately $356,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2007 by approximately $300,000. The Company intends to issue commitments to purchase $1,500,000 of capital equipment from various vendors for the remainder of 2007. The Company anticipates that such equipment will be purchased and become operational during the second half of 2007.

The functional currency for the Company’s wholly-owned subsidiary FMI is the Canadian dollar. The changes in accumulated other comprehensive income for the second quarter and first six months of 2007 and 2006 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods. The functional currency for the Company’s Costa Rica operations is the United States dollar.

RECENT ACCOUNTING PRONOUNCEMENTS

On November 10, 2005, the FASB issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards", that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The Company elected to use the regular method to calculate the APIC pool.  The regular method will not have an impact on the Company's results of operations or financial condition for the quarter and six months ended June 30, 2007, due to the fact that the Company is currently using prior period net operating losses and has not realized any tax benefits under SFAS 123R.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on December 31, 2006.  The adoption of FIN 48 did not have an impact on the opening retained earnings of the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about the market risks affecting Merrimac, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2006, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2007 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Company's disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our Risk Factors from those presented in our Form 10-K for fiscal year 2006, except for certain updating changes to the Risk Factors “In future periods, we may be required to record an impairment charge against goodwill under which would have a material adverse effect on our results of operations”, section as presented below.

You should carefully consider the matters, as revised, described below and in our Form 10-K for 2006 before making an investment decision. The risks and uncertainties described below are not the only ones facing our company. Our business operations may be impaired by additional risks and uncertainties of which we are unaware or that we currently consider immaterial.

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

As of June 30, 2007, the Company had approximately $1,063,000 of goodwill on its balance sheet. This amount represents the remaining excess of the total purchase price of our acquisition of FMI over the fair value of net assets acquired. During the second quarter of 2007 the Company incurred a goodwill impairment charge of $2,630,000. If the Company is required to record additional impairment charges related to goodwill, such charges would have the effect of decreasing the Company’s earnings or increasing losses in such period. If Merrimac is required to record an additional substantial goodwill impairment charge, net income per share or net loss per share could be materially adversely affected in such period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 20, 2007, the Company held its Annual Stockholders Meeting at which the stockholders elected three members to the Company's Board of Directors. The stockholders of the Company elected Edward H. Cohen, Arthur A. Oliner and Harold J. Raveché as Class II Directors whose terms expire at the 2010 Annual Meeting.

The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, voted upon at the Company's June 20, 2007 Annual Stockholders Meeting:

Election of Directors.

	For	Withheld
Edward H. Cohen	2,086,750	743,511
Arthur A. Oliner	1,996,276	833,985
Harold J. Raveché	2,096,102	734,159

Ratification of J.H. Cohn LLP as the Company's independent registered public accounting firm.

For	Against	Abstain
2,697,459	5,297	127,505

The Company’s three Class III directors, Mason N. Carter, Albert H. Cohen and David B. Miller and three Class I directors, Fernando L. Fernandez, Joel H. Goldberg and Ludwig G. Kuttner, continued as directors after the Annual Stockholders Meeting and are serving terms expiring at the time of the Company's annual meetings in 2008 and 2009, respectively, and until their respective successors have been duly elected and qualified.

ITEM 5. OTHER MATTERS.

During the quarter ended June 30, 2007, the Company initiated an interim goodwill impairment test of its FMI reporting unit. This occurred as a result of FMI’s failure to meet 2007 bookings and sales targets, which resulted in continuing operating losses and a reduction of its bank borrowing availability. As a result of the impairment test, the Company recorded a non-cash goodwill impairment charge of $2,630,000 related to the Company’s FMI reporting unit for the quarter ended June 30, 2007. This charge was approved by the Audit Committee of the Company on August 9, 2007.

In conjunction with the determination that goodwill was impaired and the continuing losses at FMI, the Company established a full valuation allowance of $506,000 during the second quarter of 2007 for its Canadian net deferred tax asset as management believed that it is more likely than not that its deferred tax asset will not be realized.

Company management has determined, and the Board of Directors has approved on August 9, 2007, that the Company should divest its FMI operations and is in the process of seeking interested parties. The potential divestiture should enable Merrimac Industries, Inc. to concentrate its resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, the Company will reflect FMI as a discontinued operation and the Company intends to restate prior financial statements to reflect the results of operations, cash flows and financial position of FMI as discontinued operations.

As described elsewhere in this Form 10-Q, on October 18, 2006, the Company entered into a credit facility with North Fork Bank which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 and a ten-year $3,000,000 real estate term loan due October 1, 2016. On August 9, 2007, North Fork Bank and Merrimac entered into a Pledge and Security Agreement, under which North Fork Bank consented to the guaranty by Merrimac of FMI's borrowings under the revolving credit agreement with The Bank of Nova Scotia in the amount of up to $250,000 (Canadian). In consideration for North Fork Bank providing such consent, Merrimac agreed to deposit $250,000 into a controlled collateral account with North Fork Bank and also agreed to prepay the mortgage loan portion of the credit facility with North Fork Bank with fifty percent of the proceeds from a sale of FMI up to a maximum amount of $500,000.

ITEM 6. EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
31.1+	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Indicates that exhibit is filed as an exhibit hereto.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMAC INDUSTRIES, INC.

Date: August 14, 2007	By:	/s/ Mason N. Carter
Mason N. Carter Chairman, President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Robert V. Condon
Robert V. Condon Vice President, Finance and Chief Financial Officer