Form 10-Q
period 2007-09-29
MERRIMAC INDUSTRIES INC
filed 2007-11-13
CIK 706864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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
Yes ☐ No ☒

As of November 9, 2007, there were 2,926,033 shares of Common Stock, par value $.01 per share, outstanding.

MERRIMAC INDUSTRIES, INC.
41 Fairfield Place
West Caldwell, NJ 07006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRIMAC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

CONTINUING OPERATIONS

Net sales	$6,612,494	$5,498,645	$16,495,411	$17,282,913
Costs and expenses:
Cost of sales	3,796,384	3,215,008	9,615,265	9,620,739
Selling, general and administrative	2,099,038	2,221,596	6,292,769	6,706,503
Research and development	399,980	578,511	1,219,487	1,402,141
	6,295,402	6,015,115	17,127,521	17,729,383
Operating income (loss)	317,092	(516,470)	(632,110)	(446,470)
Interest and other (expense) income, net	(72,196)	52,640	(55,795)	119,692
Income (loss) from continuing operations before income taxes	244,896	(463,830)	(687,905)	(326,778)
Provision (benefit) for income taxes	-	-	-	-
Income (loss) from continuing operations	244,896	(463,830)	(687,905)	(326,778)
DISCONTINUED OPERATIONS
Loss from discontinued operations before income taxes	(1,472,457)	(147,737)	(4,766,381)	(243,905)
Writedown of net assets held for sale to fair value	(585,884)	-	(585,884)	-
Provision (benefit) for income taxes	-	(13,000)	506,000	(61,000)
Loss from discontinued operations	(2,058,341)	(134,737)	(5,858,265)	(182,905)
Net loss	$(1,813,445)	$(598,567)	$(6,546,170)	$(509,683)
Income (loss) per common share from continuing operations - basic	$.08	$(.15)	$(.23)	$(.10)
Loss per common share from discontinued operations - basic	$(.70)	$(.04)	$(1.97)	$(.06)
Net loss per common share - basic	$(.62)	$(.19)	$(2.20)	$(.16)
Income (loss) per common share from continuing operations - diluted	$.08	$(.15)	$(.23)	$(.10)
Loss per common share from discontinued operations - diluted	$(.69)	$(.04)	$(1.97)	$(.06)
Net loss per common share - diluted	$(.61)	$(.19)	$(2.20)	$(.16)

Weighted average number of shares outstanding - basic	2,917,245	3,137,241	2,974,757	3,143,377
Weighted average number of shares outstanding - diluted	2,960,187	3,137,241	2,974,757	3,143,377

COMPREHENSIVE LOSS

Net loss	$(1,813,445)	$(598,567)	$(6,546,170)	$(509,683)
Comprehensive income (loss):
Foreign currency translation adjustment	88,179	(2,318)	456,693	316,529
Comprehensive loss	$(1,725,266)	$(600,885)	$(6,089,477)	$(193,154)

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	September 29, 2007	December 30, 2006
	(UNAUDITED)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,148,260	$5,399,333
Accounts receivable, net	6,517,573	5,132,319
Inventories, net	4,481,851	3,740,317
Other current assets	776,482	833,543
Current assets held for sale	1,044,334	1,615,814
Total current assets	13,968,500	16,721,326
Property, plant and equipment	37,580,094	36,626,348
Less accumulated depreciation and amortization	26,490,857	24,850,616
Property, plant and equipment, net	11,089,237	11,775,732
Restricted cash	250,000	-
Other assets	499,305	491,596
Deferred tax assets	100,000	100,000
Long-term assets held for sale	793,192	5,164,852
Total Assets	$26,700,234	$34,253,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$550,000	$550,000
Accounts payable	682,072	758,344
Accrued liabilities	1,246,672	1,077,169
Customer deposits	356,044	203,783
Deferred income taxes	100,000	100,000
Current liabilities related to assets held for sale	1,151,180	677,554
Total current liabilities	4,085,968	3,366,850
Long-term debt, net of current portion	3,900,000	4,312,500
Deferred liabilities	55,434	37,839
Long-term liabilities related to assets held for sale	236,346	251,540
Total liabilities	8,277,748	7,968,729
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares
No shares issued
Common stock, par value $.01 per share:
20,000,000 shares authorized; 3,288,388 and 3,265,638 shares issued; and 2,925,483 and 3,141,433 shares outstanding, respectively	32,884	32,656
Additional paid-in capital	19,612,388	19,237,130
Retained earnings	53,647	6,599,817
Accumulated other comprehensive income	1,845,731	1,389,038
	21,544,650	27,258,641
Less treasury stock, at cost - 362,905 shares at September 29, 2007 and 124,205 shares at December 30, 2006	(3,122,164)	(973,864)
Total stockholders' equity	18,422,486	26,284,777
Total Liabilities and Stockholders' Equity	$26,700,234	$34,253,506

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 29, 2007
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock
	Shares	Amount	Capital(A)	Earnings	Income	Shares	Amount	Total
Balance, December 30, 2006	3,265,638	$32,656	$19,237,130	$6,599,817	$1,389,038	124,205	$(973,864)	26,284,777
Net loss				(6,546,170)				(6,546,170)
Share-based compensation			223,007					223,007
Stock Purchase Plan sales	10,450	105	78,544					78,649
Exercise of stock options	9,300	93	73,707					73,800
Vesting of restricted stock.	3,000	30						30
Repurchase of common stock
for the treasury						238,700	(2,148,300)	(2,148,300)
Foreign currency translation					456,693			456,693
Balance, September 29, 2007	3,288,388	$32,884	$19,612,388	$53,647	$1,845,731	362,905	$(3,122,164)	$18,422,486

(A) Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 29, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(6,546,170)	$(509,683)
Less, Loss from discontinued operations	(5,858,265)	(182,905)
Loss from continuing operations	(687,905)	(326,778)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,756,945	1,759,143
Amortization of deferred financing costs	22,755	37,440
Share-based compensation	223,037	138,461

Changes in operating assets and liabilities:
Accounts receivable	(1,385,254)	(1,295,186)
Inventories	(741,534)	(515,381)
Other current assets	57,061	(31,981)
Other assets	(30,464)	34,991
Accounts payable	(76,272)	(21,655)
Accrued liabilities	169,503	167,222
Customer deposits	152,261	(669,152)
Deferred liabilities	17,595	15,692
Net cash used in operating activities of continuing operations	(522,272)	(707,184)
Net cash (used in) provided by operating activities of discontinued operations	(363,141)	276,892
Net cash used in operating activities	(885,413)	(430,292)

Cash flows from investing activities:
Purchases of capital assets	(1,070,450)	(1,202,980)
Net cash used in investing activities of continuing operations	(1,070,450)	(1,202,980)
Net cash used in investing activities of discontinued operations	(180,136)	(44,767)
Net cash used in investing activities	(1,250,586)	(1,247,747)

Cash flows from financing activities:
Repurchase of common stock for the treasury	(2,148,300)	-
Repayment of borrowings	(412,500)	(519,641)
Restricted cash deposited	(250,000)	-
Proceeds from the exercise of stock options	73,800	15,650
Proceeds from Stock Purchase Plan sales	78,649	184,251

Net cash used in financing activities of continuing operations	(2,658,351)	(319,740)
Net cash used in financing activities of discontinued operations	(51,783)	(1,102)
Net cash used in financing activities	(2,710,134)	(320,842)

Effect of exchange rate changes	32,856	32,588

Net decrease in cash and cash equivalents	(4,813,277)	(1,966,293)
Cash and cash equivalents at beginning of period, including $562,205 and $422,960 reported under assets held for sale	5,961,537	4,081,330

Cash and cash equivalents at end of period including $0 and $686,571 reported under assets held for sale	$1,148,260	$2,115,037
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on credit facilities	$272,644	$179,702
Non cash activities:
Repurchase of common stock for treasury	$-	$399,998
Loan to officer-stockholder repaid through repurchase of common stock for treasury	$-	$400,000

 See accompanying notes.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by accounting principles generally accepted in the United States of America for a full fiscal year. The financial statements do, however, reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position of Merrimac Industries, Inc. (“Merrimac” or the “Company”) as of September 29, 2007 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the assets and liabilities relating to Filtran Microcircuits Inc. (“FMI”) currently being held for sale have been reclassified as held for sale in the consolidated balance sheets for all periods presented and the results of operations of FMI for the current and prior periods have been reported as discontinued operations.

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

2. DISCONTINUED OPERATIONS

Company management determined, and the Board of Directors approved on August 9, 2007, that the Company should divest its FMI operations and is in the process of seeking interested parties to purchase FMI. The potential divestiture should enable Merrimac to concentrate its resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, the Company reflects FMI as a discontinued operation and the Company reclassified prior financial statements to reflect the results of operations, cash flows and financial position of FMI as discontinued operations.

Operating results of FMI, which were formerly represented as Merrimac’s microwave micro-circuitry segment are summarized as follows:

	Quarters Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	$1,003,317	$1,256,286	$2,824,301	$4,082,344
Loss before provision (benefit) for income taxes	(1,472,457)	(147,737)	(4,766,381)	(243,905)
Writedown of net assets held for sale to fair value	(585,884)	-	(585,884)	-
Provision (benefit) for income taxes	-	(13,000)	506,000	(61,000)
Net loss	$(2,058,341)	$(134,737)	$(5,858,265)	$(182,905)

3. ASSETS HELD FOR SALE

The assets and liabilities relating to FMI have been reclassified as held for sale in the accompanying consolidated balance sheets. Merrimac has estimated the fair value of the net assets of FMI to be sold to be $450,000 based upon preliminary sales negotiations. Loss from discontinued operations includes goodwill impairment charges of $3,756,000 and a charge of $506,000 to provide a full valuation allowance for a Canadian net deferred tax asset.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the event a sales agreement cannot be concluded, FMI will be in violation of its credit facility covenants and its line of credit will be terminated. If the line of credit is terminated, FMI likely will be forced to file for bankruptcy protection and begin liquidation proceedings.

The assets and liabilities relating to Filtran are summarized as follows:

	September 29, 2007	December 30, 2006
Cash	$-	$562,204
Accounts receivable	639,954	719,298
Inventories	251,789	177,156
Other current assets	152,591	157,156
Current assets held for sale	1,044,334	1,615,814
Property, plant and equipment, net	793,192	1,209,633
Goodwill	-	3,503,219
Deferred income taxes	-	452,000
Long-term assets held for sale	793,192	5,164,852
Assets held for sale	$1,837,526	$6,780,666
Current liabilities	$1,151,180	$677,554
Long-term debt	236,346	251,540
Liabilities related to assets held for sale	$1,387,526	$929,094

4. CONTRACT REVENUE RECOGNITION

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is reasonably assured. The Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company’s very limited experience with these contracts. No revenue was recognized related to cost-reimbursement contracts during the third quarter and first nine months of 2007. The Company recognized $482,000 and $732,000 of revenue related to cost reimbursement contracts during the third quarter and first nine months of 2006, respectively.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ACCOUNTING PERIOD

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

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at September 29, 2007 and December 30, 2006 was attributable solely to the effects of foreign currency translation.

7. RECENT ACCOUNTING PRONOUNCEMENTS

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The Company elected to use the regular method to calculate the APIC Pool. The regular method will not have an impact on the Company's results of operations or financial condition for the quarter and nine months ended September 29, 2007, due to the fact that the Company currently has prior period net operating losses and has not realized any tax benefits under SFAS 123R.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of “blockage” factors by brokers, dealers and investment companies that have been applying AICPA Guides. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 159 will have on its financial position and results of operations.

8. SHARE-BASED COMPENSATION

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

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

For the quarters and nine months ended September 29, 2007 and September 30, 2006, share-based compensation expense related to the 2001 Employee Stock Purchase Plan and the various stock option plans was allocated as follows:

	Quarters Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Cost of sales	$25,000	$8,000	$54,000	$23,000
Selling, general and administrative	66,000	49,000	169,000	115,000
Total share-based compensation	$91,000	$57,000	$223,000	$138,000

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option valuation model.

The following weighted average assumptions for the quarters and nine months ended September 29, 2007 and September 30, 2006 were utilized:

	2007	2006
Expected option life (years)	3.0	2.9
Expected volatility	22.00%	31.00%
Risk-free interest rate	4.93%	5.15%
Expected dividend yield	0.00%	0.00%
Fair value per share of options granted	$2.02	$2.63

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

At September 29, 2007, there were 341,000 options outstanding under the 2006 Stock Option Plan of which 27,500 were exercisable. Options are granted at the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan. Options available for grant under the 2006 Stock Option Plan were 159,000 at September 29, 2007.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 29, 2007, the Company also maintains share-based compensation arrangements under the following plans: (i) 1993 Stock Option Plan; (ii) 1997 Long Term Incentive Plan; and (iii) 2001 Stock Option Plan.

At September 29, 2007, there were 265,242 options outstanding under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan and the 2001 Stock Option Plan, of which all were exercisable. No options are available for future grant under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan or the 2001 Stock Option Plan.

A summary of all stock option activity and information related to all options outstanding follows:

			Weighted-
	Weighted-		Average
	Average		Remaining	Aggregate
	Exercise		Contractual	Intrinsic
	Price	Shares	Term	Value
Outstanding at December 30, 2006.	$9.55	407,092

Granted	9.36	255,500
Exercised	7.94	(9,300)
Cancelled	12.55	(47,050)

Outstanding at September 29, 2007.	$9.31	606,242	7.0	$597,000

Exercisable at September 29, 2007.	$9.22	292,742	4.4	$436,000

No options were exercised during the quarter ended September 29, 2007. The total intrinsic value of options exercised for the quarter ended September 30, 2006 was $1,000. The total intrinsic value of options exercised for the nine-month periods ended September 29, 2007 and September 30, 2006 was $16,000 and $5,000, respectively.

The total fair value of options granted for the quarter ended September 29, 2007 was approximately $20,000. The total fair value of options granted for the nine months ended September 29, 2007 was approximately $517,000. No options were granted for the quarter ended September 30, 2006. The total fair value of options granted for the nine months ended September 30, 2006 was approximately $212,000.

As of September 29, 2007, the total future compensation cost related to nonvested stock options and the employee stock purchase plan not yet recognized in the statement of operations was $620,000. Of that total, $72,000, $275,000, $204,000 and $69,000 are expected to be recognized in 2007, 2008, 2009 and 2010, respectively.

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

On June 20, 2007, the Company issued a grant of 10,500 shares of restricted stock to its non-employee directors. The per share price of the grant was $9.78 (the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to the grant, pursuant to the terms of the plan). One third of such restricted stock vests on the anniversary of the grant date over a three-year period. Share-based compensation expense for the quarter and nine months ended September 29, 2007 related to the grant of restricted stock was approximately $16,000 and $33,000, which was based on a straight-line amortization. Share-based compensation expense for the quarter and nine months ended September 30, 2006 related to the grant of restricted stock was approximately $7,000 and $10,000, respectively. Restricted shares of common stock available for grant under the 2006 Non-Employee Directors’ Stock Plan were 80,500 at September 29, 2007.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of unvested restricted stock activity and information related to all restricted stock outstanding follows:

	Weighted-
	Average
	Grant-Day
	Fair Value	Shares
Outstanding at December 30, 2006	$9.52	9,000

Granted	9.78	10,500
Vested	9.52	(3,000)

Outstanding at September 29, 2007	$9.69	16,500

9. INVENTORIES

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

Inventories consist of the following:

	September 29, 2007	December 30, 2006
Finished goods	$40,619	$345,519
Work in process	2,241,368	1,539,645
Raw materials and purchased parts	2,199,864	1,855,153
Total	$4,481,851	$3,740,317

Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,553,000 at September 29, 2007 and $1,172,000 at December 30, 2006. The Company recorded provisions for obsolescence and cost overruns of $47,000 and $30,000 for the quarters ended September 29, 2007 and September 30, 2006, respectively, and $223,000 and $131,000 for the nine months ended September 29, 2007 and September 30, 2006, respectively.

10. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at September 29, 2007 and December 30, 2006:

	2007	2006
North Fork Bank:
Revolving line of credit, 2.00% above LIBOR or 0.50% below prime	$-	$-
Term loan, due October 1, 2011, 2.25% above LIBOR or 0.50% below prime	1,600,000	1,900,000
Mortgage loan, due October 1, 2016, 2.25% above LIBOR or 0.50% below prime	2,850,000	2,962,500
	4,450,000	4,862,500
Less current portion	550,000	550,000
Long-term portion	$3,900,000	$4,312,500

On October 18, 2006, the Company entered into a financing agreement with North Fork Bank which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (“Term Loan”) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (“Mortgage Loan”). This financing agreement replaced the prior financing agreement with CIT. Completion of the financing agreement resulted in additional cash loan proceeds of approximately $2,900,000 plus the release of previously restricted cash of $1,500,000. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). The revolving line of credit expires October 18, 2008. At September 29, 2007, the Company had available borrowing capacity under its revolving line of credit of $4,600,000. The revolving line of credit bears interest at the prime rate less 0.50% (currently 7.00%) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance of $33,333. The Term Loan bears interest at the prime rate less 0.50% (currently 7.00%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance of $1,512,500. The Mortgage Loan bears interest at the prime rate less 0.50% (currently 7.00%) or LIBOR plus 2.25%. At September 29, 2007, the Company, under the terms of its agreement with North Fork Bank, elected to convert $1,500,000 of the Term Loan and $2,800,000 of the Mortgage Loan from their prime rate base to LIBOR-based interest rate loans for six months at an interest rate of 7.6325%, which expires January 18, 2008 and $100,000 of the term loan for three months at an interest rate of 7.61%, which expired October 18, 2007. Interest expense on the above borrowings were $98,000 and $73,000 for the quarters ended September 29, 2007 and September 30, 2006, respectively. Interest expense on the above borrowings were $295,000 and $217,000 for the nine-month periods ended September 29, 2007 and September 30, 2006, respectively. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial covenants.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

North Fork Bank and the Company amended the financing agreement, as of May 15, 2007, which (i) eliminated the fixed charge coverage ratio covenant for the quarter ended June 30, 2007, (ii) added a covenant related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four quarters ended June 30, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modified the fixed charge coverage ratio covenant for periods after the quarter ending September 29, 2007. The Company was in compliance with these amended covenants at September 29, 2007.

On August 9, 2007, North Fork Bank and Merrimac entered into a Pledge and Security Agreement, under which North Fork Bank consented to the guaranty by Merrimac of FMI's borrowings under the revolving credit agreement with The Bank of Nova Scotia in the amount of up to $250,000 (Canadian). In consideration for North Fork Bank providing such consent, Merrimac deposited $250,000 into a controlled collateral account with North Fork Bank and also agreed to prepay the mortgage loan portion of the credit facility with North Fork Bank with fifty percent of the proceeds from a sale of FMI up to a maximum amount of $500,000 (see Note 3).

11. WARRANTIES

The Company's products sold under contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $57,000 and $30,000 for the quarters ended September 29, 2007 and September 30, 2006, respectively, and $136,000 and $131,000 for the nine months ended September 29, 2007 and September 30, 2006, respectively. The warranty reserve at September 29, 2007 and December 30, 2006 was $200,000.

12. INCOME TAXES

As of September 29, 2007, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first nine months of 2007.

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

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. BUSINESS SEGMENT DATA

The Company's continuing operations are conducted primarily through one business segment, electronic components and subsystems. This segment involves the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 85% are located in the United States and 15% are located in Costa Rica.

14. NET INCOME (LOSS) PER COMMON SHARE

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

The following table summarizes the calculation of basic and diluted net income (loss) per share:

	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net income (loss) available to common stockholders	$(1,813,445)	$(598,567)	$(6,546,170)	$(509,683)

Basic net income (loss) per share
Weighted average number of shares outstanding for basic net income (loss) per share-
Common stock	2,917,245	3,137,241	2,974,757	3,143,377
Net income (loss) per common share - basic	$(.62)	$(.19)	$(2.20)	$(.16)

Diluted net income (loss) per share
Weighted average number of shares outstanding for diluted net income (loss) per share:
Common stock	2,917,245	3,137,241	2,974,757	3,143,377
Effect of dilutive securities:
Stock options (1)	42,942	-	-	-

Weighted average number of shares outstanding for diluted net income (loss) per share	2,960,187	3,137,241	2,974,757	3,143,377

Net income (loss) per common share - diluted	$(.61)	$(.19)	$(2.20)	$(.16)

(1)	Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

Diluted net income (loss) per share excludes 84,000 shares underlying stock options for the quarter ended September 29, 2007 as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on net income (loss) per share.

Because of the loss from continuing operations for the nine months ended September 29, 2007 and for the quarter and nine months ended September 30, 2006, approximately 606,000, 464,000 and 464,000 shares underlying stock options, respectively, were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive.

15. RELATED PARTY TRANSACTIONS

During the third quarter and first nine months of 2007, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $78,000 and $274,000, respectively, for providing legal services to the Company. During the third quarter and first nine months of 2006, Katten Muchin Rosenman LLP was paid $130,000 and $317,000, respectively. A director of the Company is counsel to Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2007 and 2006 the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $11,000 and $32,000 to these companies during the third quarter and first nine months of 2007, respectively. The Company paid an aggregate of $4,000 and $10,000 to these companies during the third quarter and first nine months of 2006, respectively. A director of the Company is the chairman and chief executive officer of these companies.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter and first nine months of 2007, a director of the Company was paid $9,000 and $27,000, respectively, for providing technology-related consulting services to the Company. For the third quarter and first nine months of 2006, such director was paid $9,000 and $27,000, respectively.

The Company has an agreement with DuPont Electronic Technologies (“DuPont”), a stockholder and the employer of a director, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. No payments were made to DuPont during the third quarter and first nine months of 2007. During the third quarter and first nine months of 2006, DuPont was paid $4,000 and $31,000, respectively. A director of the Company is an officer of DuPont, but does not share in any of these payments.

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

16. REPURCHASE OF COMMON STOCK

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements relating to future results of Merrimac (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. In this report, the words “we”, “us” and “our” refer to Merrimac and its subsidiaries. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments, particularly its Multi-Mix® products; the possibilities of impairment charges to the carrying value of our Multi-Mix® assets, thereby resulting in charges to our earnings; risks associated with adequate capacity to obtain raw materials and reduced control over delivery schedules and costs due to reliance on sole source or limited suppliers; slower than anticipated penetration into the satellite communications, defense and wireless markets; failure of our Original Equipment Manufacturer, or OEM, customers to successfully incorporate our products into their systems; changes in product mix resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers’ new or enhanced products; general economic and industry conditions; the ability to protect proprietary information and technology; competitive products and pricing pressures; our ability and the ability of our OEM customers to keep pace with the rapid technological changes and short product life cycles in our industry and gain market acceptance for new products and technologies; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties as are detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Form 10-Q, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Continuing operations.

Merrimac is a leader in the design and manufacture of active and passive RF (Radio Frequency) and microwave components and integrated multifunction assemblies for industry, government, and science. Merrimac components and integrated assemblies are found in applications as diverse as satellites, military and commercial aircraft, radar, cellular radio systems, medical and dental diagnostic instruments, personal communications systems ("PCS") and wireless internet connectivity. The Company's operations are conducted primarily through a single business segment, electronic components and subsystems.

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

Improved orders from earlier in 2007 provided the increase in sales during the third quarter of 2007 compared to the third quarter of 2006, particularly sales of Multi-Mix® products to the defense industry. The increased gross profit from the higher sales level, along with lower operating and research and development expenses resulted in operating income for the third quarter of 2007. Orders of $21,768,000 received during the first nine months of 2007 were a Company record. Backlog increased by $5,272,000 or 45.9% to $16,762,000 at the end of the third quarter of 2007 from the end of 2006. The September 29, 2007 backlog is a record for the highest quarter-end backlog the Company has achieved.

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

The Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2007 by approximately $600,000. The Company intends to issue commitments to purchase $700,000 of capital equipment from various vendors for the remainder of 2007. The Company anticipates that such equipment will be purchased and become operational during the fourth quarter of 2007 and early 2008. The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008.

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

The Company orders from its defense and satellite customers will be higher during fiscal year 2007 as compared to fiscal year 2006. Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company’s core strengths and revenue generators. The Company’s orders during fiscal year 2007 for its Multi-Mix® Microtechnology products have exceeded 2006 levels. The Company anticipates orders for all its product lines to increase in the first quarter of 2008 as compared to the first quarter of 2007, based on inquiries from existing customers, requests to quote from prospective and existing customers and market research.

Discontinued operations.

Established in 1983, and acquired by Merrimac in February 1999, Filtran Microcircuits Inc. (“FMI”) is a manufacturer of microwave micro-circuitry for the high frequency communications industry. FMI produces microstrip, bonded stripline, and thick metal-backed Teflon® (PTFE) microcircuits for RF applications including satellite, aerospace, PCS, fiber optic telecommunications, automotive, navigational and defense applications worldwide. FMI participates in the market for millimeter-wave applications. FMI also supplies mixed dielectric multilayer and high speed interconnect circuitry to meet customer demand for high performance and cost-effective packaging.

Company management determined, and the Board of Directors approved on August 9, 2007, that the Company should divest its FMI operations and is in the process of seeking interested parties to purchase FMI. The potential divestiture should enable Merrimac to concentrate its resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, the Company reflects FMI as a discontinued operation and the Company reclassified prior financial statements to reflect the results of operations, cash flows and financial position of FMI as discontinued operations.

Operating results of FMI, which were formerly represented as Merrimac’s microwave micro-circuitry segment are summarized as follows:

	Quarters Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Net sales	$1,003,000	$1,256,000	$2,824,000	$4,082,000
Loss before provision (benefit) for income taxes	(1,472,000)	(148,000)	(4,766,000)	(244,000)
Writedown of net assets held for sale to fair value	(586,000)	-	(586,000)	-
Provision (benefit) for income taxes	-	(13,000)	506,000	(61,000)
Net loss	$(2,058,000)	$(135,000)	$(5,858,000)	$(183,000)

The assets and liabilities relating to FMI to be sold have been reclassified as held for sale in the accompanying consolidated balance sheets. Merrimac has estimated the fair value of the net assets of FMI to be sold to be $450,000 based upon preliminary sales negotiations. Loss from discontinued operations includes goodwill impairment charges of $3,756,000 and a charge of $506,000 to provide a full valuation allowance for a Canadian net deferred tax asset.

In the event a sales agreement cannot be concluded, FMI will be in violation of its credit facility covenants and its line of credit will be terminated. If the line of credit is terminated, FMI likely will be forced to file for bankruptcy protection and begin liquidation proceedings.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company's management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders' equity, and revenues and expenses. The management judgments that are currently the most critical are related to the accounting for the Company's investments in Multi-Mix® Microtechnology, contract revenue recognition, inventory valuation and valuation of deferred tax assets.

Impairment of long-lived assets

Following is a summary of the carrying amounts of the Multi-Mix® Microtechnology net assets included in the Company's consolidated financial statements at September 29, 2007 and the related future planned purchases and lease obligation commitments through January 2011.

Net assets:
Property, plant and equipment, at cost	$14,928,000
Less accumulated depreciation and amortization	9,098,000

Property, plant and equipment, net	5,830,000
Inventories	563,000
Other assets, net	146,000

Total net assets at September 29, 2007	6,539,000

Commitments:
Planned equipment purchases for the remainder of 2007	525,000
Lease obligations through January 2011	640,000

Total commitments	1,165,000

Total net assets and commitments	$7,704,000

Approximately 36% of the property, plant and equipment may be utilized in other areas of our electronic components and subsystems operations.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is reasonably assured. The Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company’s very limited experience with these contracts. No revenue was recognized related to cost-reimbursement contracts during the third quarter and first nine months of 2007. The Company recognized $482,000 and $732,000 of revenue related to cost reimbursement contracts during the third quarter and first nine months of 2006, respectively.

Inventory Valuation

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,553,000 at September 29, 2007 and $1,172,000 at December 30, 2006. The Company recorded provisions for obsolescence and cost overruns of $47,000 and $30,000 for the quarters ended September 29, 2007 and September 30, 2006, respectively, and $223,000 and $131,000 for the nine months ended September 29, 2007 and September 30, 2006, respectively.

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

Write offs or write downs of inventory generally arise from:

•	declines in the market value of inventory;

•	changes in customer demand for inventory, such as cancellation of orders; and

•	our purchases of inventory beyond customer needs that result in excess quantities on hand that may not be returned to the vendor or charged back to the customer.

Valuation of Deferred Tax Assets

As of September 29, 2007, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first nine months of 2007.

CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
(UNAUDITED)

The following table reflects the percentage relationships of items from the Consolidated Statements of Operations as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Quarters Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
Continuing operations	2007	2006	2007	2006

Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	57.4	58.5	58.3	55.7
Selling, general and administrative	31.7	40.4	38.1	38.8
Research and development	6.1	10.5	7.4	8.1

	95.2	109.4	103.8	102.6

Operating income (loss)	4.8	(9.4)	(3.8)	(2.6)
Interest and other (expense) income, net	(1.1)	1.0	(0.4)	0.7

Income (loss) from continuing operations before income taxes	3.7	(8.4)	(4.2)	(1.9)
Provision (benefit) for income taxes	-	-	-	-

Income (loss) from continuing operations	3.7	(8.4)	(4.2)	(1.9)

Loss from discontinued operations before income taxes	(22.3)	(2.7)	(28.9)	(1.4)
Writedown of net assets held for sale to fair value	(8.8)	-	(3.6)	-
Provision (benefit) for income taxes	-	(0.2)	3.0	(0.4)

Loss from discontinued operations	(31.1)	(2.5)	(35.5)	(1.0)

Net loss	(27.4)%	(10.9)%	(39.7)%	(2.9)%

THIRD QUARTER AND FIRST NINE MONTHS OF 2007 COMPARED TO THE THIRD QUARTER AND FIRST NINE MONTHS OF 2006-CONTINUING OPERATIONS

Net sales.

Net sales from continuing operations for the third quarter of 2007 were $6,612,000, an increase of $1,113,000 or 20.2 percent compared to the third quarter of 2006 net sales of $5,499,000. Net sales from continuing operations increased due to the higher level of orders received earlier in 2007 including higher sales of Multi-Mix® products to the defense industry.

Net sales from continuing operations for the first nine months of 2007 were $16,495,000, a decrease of $788,000 or 4.6 percent compared to net sales of $17,283,000 for the first nine months of 2006. Net sales from continuing operations for the first nine months of 2006 included both the shipment of a $750,000 order to a significant military customer and $1,200,000 of revenue recognized in connection with the early close out of a fixed price customer contract which did not recur in the first nine months of 2007.

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

The following table presents key performance measures that we use to monitor our operating results for the nine months ended September 29, 2007 and September 30, 2006:

	2007	2006
Beginning backlog	$11,490,000	$12,049,000
Plus orders	21,767,000	15,307,000
Less net sales	16,495,000	17,283,000
Ending backlog	$16,762,000	$10,073,000
Book-to-bill ratio	1.32	0.89

Orders of $7,028,000 were received during the third quarter of 2007, an increase of $1,985,000 or 39.4% compared to $5,043,000 in orders received during the third quarter of 2006. Orders of $21,767,000 were received during the first nine months of 2007, an increase of $6,460,000 or 42.2% compared to $15,307,000 in orders received during the first nine months of 2006. Backlog increased by $5,272,000 or 45.9% to $16,762,000 at the end of the third quarter of 2007 compared to $11,490,000 at year-end 2006, due to the increased orders received during the first nine months. The book-to-bill ratio for the third quarter of 2007 was 1.06 to 1 and for the third quarter of 2006 was 0.92 to 1. The book-to-bill ratio for the first nine months of 2007 was 1.32 to 1 and for the first nine months of 2006 was 0.89 to 1. The orders, backlog and book-to-bill information for the current and prior periods exclude FMI information.

Cost of sales and Gross profit.

The following table provides comparative gross profit information between the quarters and nine months ended September 29, 2007 and September 30, 2006.

	Quarter ended September 29, 2007			Quarter ended September 30, 2006
	$	Increase/ (Decrease) from prior period	% of Net Sales	$	Increase/ (Decrease) from prior period	% of Net Sales
Consolidated gross profit	$2,816,000	$532,000	42.6%	$2,284,000	$(424,000)	41.5%

	Nine Months ended September 29, 2007			Nine Months ended September 30, 2006
	$	Increase/ (Decrease) from prior period	% of Net Sales	$	Increase/ (Decrease) from prior period	% of Net Sales
Consolidated gross profit	$6,880,000	$(782,000)	41.7%	$7,662,000	$(490,000)	44.3%

The increase in consolidated gross profit and consolidated gross profit percentage for the third quarter of 2007 was due to the impact of the higher level of sales allowing the Company to absorb fixed manufacturing costs.

The decrease in consolidated gross profit and consolidated gross profit percentage for the first nine months of 2007 was due to the impact of the lower level of sales having to absorb fixed manufacturing costs. Consolidated gross profit for the first nine months of 2006 included $1,060,000 from the early close out of a fixed price customer contract.

Depreciation expense included in consolidated cost of sales for the third quarter of 2007 was $554,000, an increase of $24,000 compared to the third quarter of 2006. Depreciation expense included in consolidated cost of sales for the first nine months of 2007 was $1,623,000, the same as the first nine months of 2006. For the third quarter and first nine months of 2007, approximately $393,000 and $1,150,000, respectively, of depreciation expense was associated with Multi-Mix® Microtechnology capital assets. For the third quarter and first nine months of 2006, approximately $373,000 and $1,118,000, respectively of depreciation expense was associated with Multi-Mix® Microtechnology capital assets.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,099,000 for the third quarter of 2007 decreased by $123,000 or 5.5%, and when expressed as a percentage of net sales, decreased by 8.7 percentage points to 31.7% compared to the third quarter of 2006. The decrease in such expenses for the third quarter of 2007 was due to lower commissions and lower marketing and administrative costs. Selling, general and administrative expenses of $6,293,000 for the first nine months of 2007 decreased by $414,000 or 6.2%, and when expressed as a percentage of net sales, decreased 0.7 percentage points to 38.1% compared to the first nine months of 2006. The decrease in such expenses for the first nine months of 2007 was due to lower commissions on the reduced sales level and lower marketing and administrative costs.

Research and development expenses.

Research and development expenses for new products were $400,000 for the third quarter of 2007, a decrease of $178,000 or 30.9%, and when expressed as a percentage of net sales, decreased by 4.4 percentage points to 6.1% compared to the third quarter of 2006. Substantially all of the research and development expenses were related to Multi-Mix® Microtechnology products. Research and development expenses for new products were $1,219,000 for the first nine months of 2007, a decrease of $183,000 or 13.1%, and when expressed as a percentage of net sales, decreased by 0.7 percentage points to 7.4% compared to the first nine months of 2006. Substantially all of the research and development expenses were related to Multi-Mix® Microtechnology products. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for Multi-Mix®.

Operating income (loss) from continuing operations.

Operating income from continuing operations for the third quarter of 2007 was $317,000, compared to an operating loss from continuing operations of $516,000 for the third quarter of 2006. The increase in operating income from continuing operations for the third quarter of 2007 as compared to the third quarter of 2006 was due to the improved gross profit caused by the increase in sales, in addition to lower commissions, administrative expenses and research and development costs as compared to the third quarter of 2006.

Operating loss from continuing operations for the first nine months of 2007 was $632,000 compared to an operating loss from continuing operations for the first nine months of 2006 of $446,000. The increase in the operating loss from continuing operations for the first nine months of 2007 as compared to the first nine months of 2006 was due to the lower gross profit caused by the decrease in sales, partially offset by decreased commissions, administrative expenses and research and development costs compared to the first nine months of 2006.

Interest and other (expense) income, net.

Interest and other (expense) income, net was $(72,000) for the third quarter of 2007 compared to interest and other (expense) income, net of $53,000 for the third quarter of 2006. Interest and other (expense) income, net was $(56,000) for the first nine months of 2007 compared to interest and other (expense) income, net of $119,000 for the first nine months of 2006. Interest expense for the third quarter and first nine months of 2007 and 2006 was principally incurred on borrowings under the term loans which the Company entered into during the fourth quarter of 2003 and refinanced in October 2006. Interest expense for the third quarter and first nine months of 2007 was higher than the third quarter and first nine months of 2006 due to the higher debt levels following the refinancing of the term loans in October 2006.

Income taxes.

As of September 29, 2007, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first nine months of 2007.

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

Income (loss) from continuing operations.

For the reasons set forth above, income from continuing operations for the third quarter of 2007 was $245,000 compared to a loss from continuing operations of $464,000 for the third quarter of 2006. Income per diluted share from continuing operations for the third quarter of 2007 was $.08 compared to a loss from continuing operations of $.15 per share for the third quarter of 2006.

For the reasons set forth above, loss from continuing operations for the first nine months of 2007 was $688,000 compared to a loss from continuing operations of $327,000 for the first nine months of 2006. Loss from continuing operations per share for the first nine months of 2007 was $.23 compared to a loss from continuing operations of $.10 per share for the first nine months of 2006.

Discontinued operations.

In the third quarter of 2007, the Company recorded an impairment charge for the remaining FMI goodwill balance of $1,126,000, and wrote down the remaining net assets of FMI by $586,000 to a fair value of $450,000. Loss from discontinued operations for the third quarter of 2007 and 2006 includes depreciation expense of $73,000 and $63,000, respectively.

Loss from discontinued operations for the third quarter of 2007 was $2,058,000 compared to a loss from discontinued operations of $135,000 for the third quarter of 2006. Loss per basic share from discontinued operations for the third quarter of 2007 was $.70 and $.69 per diluted share compared to a loss from discontinued operations of $.04 per share for the third quarter of 2006.

Loss from discontinued operations for the first nine months of 2007 includes goodwill impairment charges of $3,756,000 and a charge of $506,000 to provide a full valuation allowance for a Canadian net deferred tax asset. Also included in the loss from discontinued operations for the first nine months of 2007 was a $586,000 charge for the write down of the remaining FMI net assets to an estimated net realizable value of $450,000. Loss from discontinued operations for the first nine months of 2007 and 2006 includes depreciation expense of $207,000 and $196,000, respectively.

Loss from discontinued operations for the first nine months of 2007 was $5,858,000 compared to a loss from discontinued operations of $183,000 for the first nine months of 2006. Loss from discontinued operations per share for the first nine months of 2007 was $1.97 compared to a loss from discontinued operations of $.06 per share for the first nine months of 2006.

Net income (loss).

For the reasons set forth above, net loss for the third quarter of 2007 was $1,813,000 compared to a net loss of $599,000 for the third quarter of 2006. Net loss per basic share for the third quarter of 2007 was $.62 and $.61 per diluted share compared to a net loss of $.19 per share for the third quarter of 2006.

For the reasons set forth above, net loss for the first nine months of 2007 was $6,546,000 compared to a net loss of $510,000 for the first nine months of 2006. Net loss per share for the first nine months of 2007 was $2.20 compared to a net loss of $.16 per share for the first nine months of 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $1,150,000 at the end of the third quarter of 2007 compared to approximately $5,400,000 at the end of 2006. The principal reasons for the reduction in cash at September 29, 2007 was the repurchase, in a private transaction, of 238,700 shares of its Common Stock for the treasury at $9.00 per share for an aggregate total of $2,148,300 from a group of investors on March 13, 2007, capital expenditures of $1,070,000, operating cash used of $523,000 as described below, restricted cash deposited of $250,000 and repayments of borrowings of $413,000. The Company's working capital was approximately $9,900,000 and its current ratio was 3.4 to 1 at the end of the third quarter of 2007 compared to $13,300,000 and 4.9 to 1, respectively, at the end of 2006. At September 29, 2007, the Company had available borrowing capacity under its revolving line of credit of $4,600,000.

The Company's activities from continuing operations used operating cash flows of $522,000 during the first nine months of 2007 compared to using $707,000 of operating cash flows during the first nine months of 2006. The primary uses of operating cash flows from continuing operations for the first nine months of 2007 were the nine-month loss from continuing operations of $688,000 which was reduced by depreciation and amortization of $1,757,000 and share-based compensation of $223,000, an increase in accounts receivable of $1,385,000 and an increase in inventories of $742,000 offset by an aggregate increase in accounts payable, customer deposits and accrued liabilities of $245,000 and a reduction of other current assets of $57,000. The primary uses of operating cash flows from continuing operations for the first nine months of 2006 were the loss from continuing operations of $327,000 which was reduced by depreciation and amortization of $1,759,000 and share-based compensation of $138,000, increases in accounts receivable of $1,295,000, inventory of $515,000 and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $524,000.

The Company made net cash investments in property, plant and equipment of $1,070,000 during the first nine months of 2007 compared to net cash investments made in property, plant and equipment of $1,203,000 during the first nine months of 2006. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix® Microtechnology was $5,830,000 at the end of the third quarter of 2007, a decrease of $917,000 compared to $6,747,000 at the end of fiscal year 2006.

The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008.

On October 18, 2006, the Company entered into a financing agreement with North Fork Bank which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (“Term Loan”) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (“Mortgage Loan”). This financing agreement replaced the prior financing agreement with CIT. Completion of the financing agreement resulted in additional cash loan proceeds of approximately $2,900,000 plus the release of previously restricted cash of $1,500,000. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). The revolving line of credit expires October 18, 2008. At September 29, 2007, the Company had available borrowing capacity under its revolving line of credit of $4,600,000. The revolving line of credit bears interest at the prime rate less 0.50% (currently 7.00%) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance of $33,333. The Term Loan bears interest at the prime rate less 0.50% (currently 7.00%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance of $1,512,500. The Mortgage Loan bears interest at the prime rate less 0.50% (currently 7.00%) or LIBOR plus 2.25%. At September 29, 2007, the Company, under the terms of its agreement with North Fork Bank, elected to convert $1,500,000 of the Term Loan and $2,800,000 of the Mortgage Loan from their prime rate base to LIBOR-based interest rate loans for six months at an interest rate of 7.6325%, which expires January 18, 2008 and $100,000 of the term loan for three months at an interest rate of 7.61%, which expired October 18, 2007. Interest expense on the above borrowings were $98,000 and $73,000 for the quarters ended September 29, 2007 and September 30, 2006, respectively. Interest expense on the above borrowings were $295,000 and $217,000 for the nine-month periods ended September 29, 2007 and September 30, 2006, respectively. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial covenants.

North Fork Bank and the Company amended the financing agreement, as of May 15, 2007, which (i) eliminated the fixed charge coverage ratio covenant for the quarter ended June 30, 2007, (ii) added a covenant related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four quarters ended June 30, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modified the fixed charge coverage ratio covenant for periods after the quarter ending September 29, 2007. The Company was in compliance with these amended covenants at September 29, 2007.

On August 9, 2007, North Fork Bank and Merrimac entered into a Pledge and Security Agreement, under which North Fork Bank consented to the guaranty by Merrimac of FMI's borrowings under the revolving credit agreement with The Bank of Nova Scotia in the amount of up to $250,000 (Canadian). In consideration for North Fork Bank providing such consent, Merrimac deposited $250,000 into a controlled collateral account with North Fork Bank and also agreed to prepay the mortgage loan portion of the credit facility with North Fork Bank with fifty percent of the proceeds from a sale of FMI up to a maximum amount of $500,000.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first nine months of 2007 by approximately $687,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2007 by approximately $600,000. The Company intends to issue commitments to purchase $700,000 of capital equipment from various vendors for the remainder of 2007. The Company anticipates that such equipment will be purchased and become operational during the fourth quarter of 2007 and early 2008.

The functional currency for the Company’s wholly-owned subsidiary FMI is the Canadian dollar. The changes in accumulated other comprehensive income for the third quarter and first nine months of 2007 and 2006 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods. The functional currency for the Company’s Costa Rica operations is the United States dollar.

RECENT ACCOUNTING PRONOUNCEMENTS

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The Company elected to use the regular method to calculate the APIC Pool. The regular method will not have an impact on the Company's results of operations or financial condition for the quarter and nine months ended September 29, 2007, due to the fact that the Company currently has prior period net operating losses and has not realized any tax benefits under SFAS 123R.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of “blockage” factors by brokers, dealers and investment companies that have been applying AICPA Guides. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 159 will have on its financial position and results of operations.

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

ITEM 4T. CONTROLS AND PROCEDURES

As of September 29, 2007 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2007, the Company's disclosure controls and procedures were effective.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our Risk Factors from those presented in our Form 10-K for fiscal year 2006, except for the additional risk factor set forth below:

Our inability to conclude an agreement to sell FMI could have a material adverse effect on our results of operations.

Company management determined, and the Board of Directors approved on August 9, 2007, that the Company should divest its FMI operations and is in the process of seeking interested parties to purchase FMI. The potential divestiture should enable Merrimac to concentrate its resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, the Company reflects FMI as a discontinued operation and the Company restated prior financial statements to reflect the results of operations, cash flows and financial position of FMI as discontinued operations.

The assets and liabilities relating to FMI to be sold have been reclassified as held for sale in the accompanying consolidated balance sheets. Merrimac has estimated the fair value of the net assets of FMI to be sold to be $450,000 based upon preliminary sales negotiations. Loss from discontinued operations for the nine months ended September 29, 2007 includes goodwill impairment charges of $3,756,000, reducing the goodwill balance to zero and a charge of $506,000 to provide a full valuation allowance for a Canadian net deferred tax asset. Also included in the loss from discontinued operations for the first nine months of 2007 was a $586,000 charge for the write down of the remaining FMI net assets to an estimated net realizable value of $450,000.

In the event a sales agreement cannot be concluded, FMI will be in violation of its credit facility covenants and its line of credit will be terminated. If the line of credit is terminated, FMI likely will be forced to file for bankruptcy protection and begin liquidation proceedings, which would have a material adverse effect on our results of operations.

ITEM 5. OTHER INFORMATION.

None.

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

MERRIMAC INDUSTRIES, INC.

Date: November 13, 2007	By:	/s/ Mason N. Carter
Mason N. Carter
Chairman, President and
Chief Executive Officer

Date: November 13, 2007	By:	/s/ Robert V. Condon
Robert V. Condon
Vice President, Finance and
Chief Financial Officer