Form 10-K
period 2007-12-29
MERRIMAC INDUSTRIES INC
filed 2008-03-28
CIK 706864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 29, 2007, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $17,716,823.

As of March 25, 2008, 2,937,384 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s Proxy Statement for its 2008 Annual Meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments, particularly its Multi-Mix® products; the possibilities of impairment charges to the carrying value of our Multi-Mix® assets, thereby resulting in charges to our earnings; risks associated with adequate capacity to obtain raw materials and reduced control over delivery schedules and costs due to reliance on sole source or limited suppliers; slower than anticipated penetration into the satellite communications, defense and wireless markets; failure of our Original Equipment Manufacturer or OEM customers to successfully incorporate our products into their systems; changes in product mix resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers' new or enhanced products; general economic and industry conditions; the ability to protect proprietary information and technology; competitive products and pricing pressures; our ability and the ability of our OEM customers to keep pace with the rapid technological changes and short product life cycles in our industry and gain market acceptance for new products and technologies; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties as are detailed from time to time in the Company's Securities and Exchange Commission filings. These forward-looking statements are made only as of the date of the filing of this Annual Report on Form 10-K, and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

Merrimac is a leader in the design and manufacture of active and passive Radio Frequency (RF) and microwave components and integrated multifunction assemblies for commercial, military and high-reliability markets. Merrimac components and integrated assemblies are found in applications as diverse as satellites, military and commercial aircraft, radar, cellular radio systems, medical and dental diagnostic instruments, personal communications systems and wireless connectivity.

Merrimac is a versatile technologically oriented company specializing in radio frequency Multi-Mix®, stripline, microstrip and discreet element technologies. Of special significance has been the combination of two or more of these technologies into single components and integrated multifunction subassemblies to achieve superior performance and reliability while minimizing package size and weight. Merrimac maintains ISO 9001:2000 and AS 9100 registered quality assurance programs.

Merrimac was originally incorporated as Merrimac Research and Development, a New York corporation, in 1954. Merrimac was reincorporated as a New Jersey corporation in 1994 and subsequently reincorporated as a Delaware corporation in 2001.

ELECTRONIC COMPONENTS AND SUBSYSTEMS PRODUCTS

Merrimac manufactures and sells approximately 1,500 components and subsystems used in signal processing systems in the frequency spectrum of DC to 65 GHz. Merrimac's products are designed to process signals having wide bandwidths and are of relatively small size and light weight. When integrated into subsystems, advantages of lower cost and smaller size are realized due to the reduced number of connectors, cases and headers. Merrimac's components range in price from $0.50 to more than $10,000 and its subsystems range from $500 to more than $1,500,000.

Merrimac has traditionally developed and offered for sale products built to specific customer needs, as well as standard catalog items. The following table provides a breakdown of electronic components sales as derived from initial design orders for products custom designed for specific customer applications, repeat design orders for such products and from catalog sales:

	2007	2006
Initial design orders	24%	23%
Repeat design orders	62%	63%
Catalog sale orders	14%	14%

Merrimac maintains a current product catalog on its internet website at www.merrimacind.com. The Merrimac catalog includes over 1,500 standard, passive, signal processing components. These components often form the platform-basis for customization of designs in which the size, package, finish, electrical parameters, environmental performance, reliability and other features are tailored for a specific customer application.

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

In addition to wireless base station communications, Multi-Mix Zapper® products have been or are currently under evaluation for applications in airborne electronic countermeasures, radar systems, smart antennas, satellite communications receiver modules, missiles, commercial Wireless Fidelity (Wi-Fi), Wireless Local Area Networks (WLANs), World Interoperability for Microwave Access (WiMAX) , the U.S. Department of Defense’s next generation jet fighter, the Joint Strike Fighter (JSF), the US Army’s Future Combat Systems (FCS) program, and the Joint Tactical Radio System (JTRS) cross-services radio.

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

In the commercial area, one version of the Multi-Mix® Resource Module, the Power Amplifier Module (PAM), drew the attention of major communications equipment manufacturers both in the United States and abroad. A major global telecommunications equipment manufacturer has expressed an interest in converting its cellular basestation power amplifiers from discrete component technology to a more integrated solution.

WiMAX is yet another commercial market opportunity for Multi-Mix® Microtechnology. This emerging wireless technology promises a practical solution to the “last-mile” broadband access (telephone, Internet, and television) to the home in competition with cable television (CATV) and fiber-optic approaches. Merrimac has laid the groundwork for growth in the potentially lucrative WiMAX market by offering both component solutions and higher levels of integration. Some of our existing customers are WiMAX equipment suppliers and are using Multi-Mix PICO® products; these customers offer opportunities for higher levels of integration for their WiMAX infrastructure and customer premises equipment (CPE) products.

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

Merrimac's other product categories include single-side-band (SSB) modulators, image reject mixers, vector modulators, and a wide variety of specialized integrated Micro-Multifunction Modules (MMFM®) assemblies. In the last fiscal year, no one product accounted for more than ten percent of total net sales.

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

In 2007, we achieved record bookings of $28.4 million, which represents 29% growth over the previous year. As a result, our year-end backlog also was a record of $18.0 million.

In 2007, we showed growth in two areas. We received an increased number of orders for components used in satellite systems, both commercial and military, adding to our market share and recognition in the industry as being a leading supplier of space qualified passive microwave components. Our second area for growth was in custom Multi-Mix® integrated assemblies in support of military radar systems. Multi-Mix® is an enabling technology for next generation radars and EW systems, allowing such systems to be more integrated and lighter than their predecessors. We are participating in several new development projects for key OEMs.

Approximately 54% of Merrimac's sales in fiscal 2007 were derived from the sales of products for use in high-reliability aerospace, satellite, and missile applications. These products are designed to withstand severe environments without failure or maintenance over prolonged periods of time (from 5 to 20 years). Merrimac provides facilities dedicated to the design, development, manufacture, and testing of these products along with special program management and documentation personnel.

Merrimac's products are used in a broad range of other defense and commercial applications, including radar, navigation, missiles, satellites, electronic warfare and countermeasures, cellular analog and digital wireless telecommunications electronics and communications equipment. Merrimac's products are also utilized in systems to receive and distribute television signals from satellites and through other microwave networks including cellular radio.

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

In 2006, Merrimac was granted a patent for its Multi-Mix® Microtechnology from the State Intellectual Property Office of the People’s Republic of China (“Method of Making Microwave Multifunction Modules Using Fluoropolymer Composite Substrates”). Merrimac was also granted a patent for its Multi-Mix® Microtechnology from the United States Patent and Trademark Office (“Coupler Resource Module”). On the customer side, ITT Corporation has awarded Merrimac a contract for an advanced Multi-Mix® filter assembly for use in an airborne Electronic Countermeasures (ECM) system.

Also in 2006 and 2007, Merrimac aggressively pursued research funding from the United States Government to further advance its Multi-Mix® Microtechnology. Several white papers were presented to different Department of Defense (“DoD”) organizations within the United States Government.

DISCONTINUED OPERATIONS-FILTRAN MICROCIRCUITS INC.

GENERAL

Filtran Microcircuits Inc. (“FMI”) was established in 1983, and was acquired by Merrimac in February 1999. FMI is a manufacturer of microwave micro-circuitry for the high frequency communications industry. FMI has been engaged in the production of microstrip, bonded stripline, and thick metal-backed Teflon® (PTFE) microcircuits for RF applications including satellite, aerospace, PCS, fiber optic telecommunications, automotive, navigational and defense applications worldwide. FMI has supplied mixed dielectric multilayer and high speed interconnect circuitry to meet customer demand for high performance and cost-effective packaging.

Merrimac management determined, and the Board of Directors approved on August 9, 2007, that the Company should divest its FMI operations with the view to enable Merrimac to concentrate its resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, the Company reflected FMI as a discontinued operation and the Company reclassified prior financial statements to reflect the results of operations, financial position and cash flows of FMI as discontinued operations.

On December 28, 2007, the Company sold substantially all of the assets of FMI to Firan Technology Group Corporation (“FTG”), a manufacturer of high technology/high reliability printed circuit boards, that has operations in Toronto, Ontario, Canada and Chatsworth, California. The transaction was effected pursuant to an asset purchase agreement entered into between Merrimac, FMI and FTG. The total consideration payable by FTG was $1,482,000 (Canadian $1,450,000) plus the assumption of certain liabilities of approximately $368,000 (Canadian $360,000). FTG paid $818,000 (Canadian $800,000) of the purchase price at the closing on December 28, 2007 and the balance was paid on February 21, 2008 following the conclusion of a transitional period.

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

Merrimac intends to continue to focus on customer service, technology innovation and process excellence to further expand its penetration into the defense, satellite communications and wireless markets. Essential components of the Merrimac's strategy include the following:

Products.

Our platforms for growth: RF Microwave, Multi-Mix® and High Volume Operations in Costa Rica focus on providing unique solutions and delivering profitable value to our key customers. High Power, High Frequency and High Performance are embedded competencies that drive customer value and enable Merrimac to consistently meet and exceed the demanding needs and expectations of our customers.

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

Pursue Technological Excellence.

We intend to use our technological expertise and leadership in the defense, satellite and wireless markets to extend its competitive advantage. We intend to continue to invest in research and development and will focus our efforts on new product development for specific customer applications requiring integration of circuitry and further miniaturization, precision and volume applications. We will seek to advance our leadership in wireless technology by developing next generation products for the mobile and wireless networking markets. In addition, we will attempt to build upon our relationships with key original equipment manufacturers in order to develop state-of-the-art products.

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

Strengthen Customer Relationships and Attract New Customers.

Merrimac's customers are primarily major industrial corporations that integrate Merrimac's products into a wide variety of defense and commercial systems. Merrimac's customers include BAE Systems, The Boeing Company, Celestica, Inc., EADS Astrium, General Dynamics Corporation, ITT, Lockheed Martin Corporation, L-3 Communications Corporation, Northrop Grumman Corporation, Raytheon Company and Space Systems Loral.

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

For most customers, Merrimac must be a “qualified” supplier, continually demonstrating our ability to meet their demanding design and manufacturing standards. For defense contractors, we are a mission-critical supplier. For Aerospace companies, our products meet the high reliability standards of space. In wireless communications, our Multi-Mix® products are being “qualified” and are supplying solutions to an ever-increasing number of major OEMs.

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

Pursue New and Existing Markets.

We intend to use our core competencies and market position to pursue other wireless opportunities using the component and integration capabilities of our Multi-Mix® technology. We plan to offer both custom components and higher orders of integrated assemblies for existing and developing space and defense requirements through the RF Microwave and Multi-Mix® technologies.

MARKETING

Merrimac markets its products in the United States directly to customers through a sales and marketing staff comprised of 14 employees and through 5 independent domestic sales organizations. Merrimac relies on 18 independent sales organizations to market its products elsewhere in the world. Merrimac's marketing program focuses on identifying new programs and applications for which Merrimac can develop prototypes leading to volume production orders.

Improved production efficiencies coupled with the capacity of the Company's low-cost manufacturing facility in Costa Rica and more extensive use of automated test equipment such as network analyzers from Agilent Technologies have resulted in a considerable reduction of the set-up time to take measurements, calibrate test equipment, and provide data electronically. In addition, computerized cost controls such as closed job history and up-to-date work in process costs are also enhancing Merrimac's competitive position. We are continuing to invest in capital manufacturing equipment in both of our facilities to provide greater capacity and flexibility and reduce operating costs.

Merrimac's customers are primarily major industrial corporations that integrate Merrimac's products into a wide variety of defense and commercial systems.

Merrimac's customers include:

•	BAE Systems
•	The Boeing Company
•	Celestica, Inc.
•	EADS Astrium
•	General Dynamics Corporation
•	ITT
•	L-3 Communications Corporation
•	Lockheed Martin Corporation
•	Northrop Grumman Corporation
•	Raytheon Company
•	Space Systems Loral

The following table presents our key customers and the percentage of net sales made to such customers:

	2007	2006
Raytheon Company	16.6%	12.6%
Lockheed Martin Corporation	11.3%	10.5%
Space Systems Loral	9.8%	7.9%
Northrop Grumman Corporation	7.0%	7.1%
The Boeing Company	6.7%	10.2%

Sales to the foreign geographic area of Europe were 7.8% and 5.2% of net sales in fiscal years 2007 and 2006, respectively.

Merrimac has internet addresses (www.merrimacind.com or www.multi-mix.com). Merrimac's product catalog is available on its websites.

EXPORT CONTROLS

Our products are subject to the Export Administration Regulations ("EAR") administered by the U.S. Department of Commerce and may, in certain instances, be subject to the International Traffic in Arms Regulations ("ITAR") administered by the U.S. Department of State. EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. We believe that we have implemented internal export procedures and controls in order to achieve compliance with the applicable U.S. export control regulations. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations, and it is possible that these regulations could adversely affect our ability to sell our products to non-U.S. customers.

RESEARCH AND DEVELOPMENT

During 2007, and 2006 research and development expenditures amounted to approximately $1,579,000 and $1,910,000, respectively. Substantially all of the research and development funds in fiscal 2007 were expended for new Multi-Mix® Microtechnology products. Merrimac plans to commit research and development funds at similar levels in fiscal 2008, and will focus its efforts on new product development for specific customer applications requiring integration of circuitry and further miniaturization, precision and volume applications.

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

BACKLOG

Merrimac manufactures specialized components and subsystems pursuant to firm orders from customers and standard components for inventory. As of December 29, 2007, Merrimac had a firm backlog of orders of approximately $18.0 million. Merrimac estimates that approximately 85% of the orders in its backlog as of December 29, 2007 will be shipped within one year. Merrimac does not consider its business to be seasonal.

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

Merrimac has developed and implemented a quality system to satisfy the needs of its customers and provide adequate assurance that its products will meet or exceed specified requirements. Merrimac continues to establish and refine procedures and supporting documentation to enable the fast transition from prototype engineering to operational manufacturing of products.

In October 2002, the Multi-Mix® operations in West Caldwell, New Jersey achieved certification to ISO 9001:2000. In December 2002, the Multi-Mix® facility in Costa Rica achieved certification to ISO 9001:2000. In August 2003, Merrimac’s quality system was revised to incorporate the Costa Rica facility with the West Caldwell facility. During 2003, FM Approvals performed required audits and issued certificates of Registration to ISO 9001:2000 covering both facilities. In June 2004, the West Caldwell facility was surveyed for compliance to the Aerospace standard AS9100. In December 2004, RW TUV (now TUV USA) issued a certificate of registration to the West Caldwell facility for ISO 9001:2000 and AS9100. FM Approvals in Costa Rica and TUV USA in West Caldwell have maintained these registrations via periodic audits through March 2006. In October 2006, the Costa Rica facility successfully completed RW USA’s audit for AS9100 and ISO 9001:2000. In January 2007 the West Caldwell facility successfully completed RW USA’s audit for AS9100 and ISO 9001:2000. In October/November 2007, both Merrimac’s West Caldwell and Costa Rica facilities were audited for re-certification to ISO 9001:2000 and AS9100. The recertification was completed in December 2007 and will remain in effect until December 2010, pending successful completion of the required periodic third party audits.

Electronic components and raw materials used in Merrimac's products are generally available from a sufficient number of qualified suppliers. Some materials are standard items. Subcontractors manufacture certain materials to Merrimac's specifications. Merrimac is dependent on single suppliers for certain of its components or materials.

EMPLOYEE RELATIONS

As of December 29, 2007, Merrimac employed approximately 180 full time employees, including 60 employees at Merrimac's Costa Rica facility. None of Merrimac's employees are represented by a labor organization. Management believes that relations with its employees are satisfactory.

At December 28, 2007, the date of the sale of its FMI discontinued operations, the Company employed approximately 50 full time employees. These employees worked through a transitional period with the acquiring company and then were provided termination payments in accordance with the Canadian Employment Standards Act in March 2008. Also see Item 3.

PATENTS

As of March 25, 2008, Merrimac owns 15 active patents with respect to certain inventions it developed and has received a Notice of Allowance from the U.S. Patent and Trademark Office for a new patent that is expected to be issued shortly. No assurance can be given that the protection that Merrimac has acquired through patents is sufficient to deter others, legally or otherwise, from developing or marketing competitive products. There can be no assurance that any of the patents will be found valid, if validity is challenged. Although Merrimac has from time to time filed patent applications in connection with the inventions which it believes are patentable, there can be no assurance that these applications will receive patents.

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

Our future success depends in large part on our ability to develop and market our new line of Multi-Mix® modules, filters, couplers and delay lines products, particularly to the wireless base station and defense sectors. We will also need to continually enhance our existing core products (passive RF and microwave component assemblies, power dividers and other products), lower product cost and develop new products that maintain technological competitiveness. Our core products must meet changing customer, regulatory and particular technological requirements and standards, and our Multi-Mix® products especially must respond to the changing needs of our customers, particularly our OEM customers. These customer requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards and our business could suffer.

We have incurred losses each of the past two fiscal years and may incur losses in the future.

We recorded a net loss of $5,426,000 for the year ended December 29, 2007, of which $4,387,000 was related to our discontinued operations. We recorded a net loss of $2,225,000 for the year ended December 30, 2006, of which $682,000 was related to our discontinued operations. The Company experienced a declining level of sales for 2007, primarily resulting from materially decreased bookings in 2006 and resulting lower backlog of the Company's traditional products. We may incur losses in any of our future periods. Even if we do achieve profitability in future periods, we may not be able to sustain or increase our profitability in the short-term or long-term, on a quarterly or an annual basis, in subsequent periods. If our financial results fall below the expectations of investors, the price of our common stock may suffer.

Multi-Mix® Microtechnology and Multi-Mix PICO® Products.

Since 1998, we have made capital investments of approximately $15.2 million in our proprietary line of Multi-Mix® Microtechnology products.

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

Our business plan anticipates significant future sales from our Multi-Mix® products. Due to economic and market conditions in the wireless industry over the past several years, telecommunications system service providers substantially reduced their capital equipment purchases from our customers. While these circumstances have resulted in the delay or cancellation of Multi-Mix® Microtechnology product purchases that had been anticipated from certain specific customers or programs, in connection with the improved conditions in the industry, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. Continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments. If we are unable to generate significant future sales from these Multi-Mix® products or identify alternative uses sufficient to recover our investment, we could have to write down the carrying value of these assets, thereby incurring an impairment charge to earnings, which would significantly harm our operations and financial condition.

We rely on a small number of customers for a substantial portion of our net sales, and declines in sales to these customers could adversely affect our operating results.

Sales to our five largest customers accounted for 51.4% of our net sales in the fiscal year ended December 29, 2007 and our largest customer, Raytheon Company, accounted for 16.6% of our 2007 net sales and Lockheed Martin Corporation accounted for 11.3% of our 2007 net sales. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycle, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of products ordered from us as a result of changes in their business, consolidation or divestitures or for other reasons. We cannot be certain that present or future large customers will not terminate their arrangements with us or significantly change, reduce or delay the amount of products ordered from us, any of which would adversely affect our operating results.

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

Factors affecting the satellite, defense and telecommunications industries, in particular the short life cycle of certain products, could seriously harm our customers and reduce the volume of products they purchase from us. These factors include:

-	the inability of our customers to adapt to rapidly changing technology and evolving industry standards that result in short product life cycles;
-	the inability of our customers to develop and market their products, some of which are new and untested; and
-	the potential that our customers’ products may become obsolete or the failure of our customers’ products to gain widespread commercial acceptance.

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

Our products and therefore our inventories are subject to technological risk. At any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk we may be unable to sell our inventory in a timely manner and avoid it becoming obsolete. As of December 29, 2007, our inventories including raw materials, work-in-process and finished goods, were valued at $5.0 million reflecting reductions due to valuation allowances for obsolescence and cost overruns of approximately $1.6 million against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our valuation allowances and our operating results could be substantially adversely affected.

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

Manufacturing of our Multi-Mix® products requires certain components and raw materials that currently are only available from a sole supplier or limited number of suppliers, particularly for products intended for specific applications. Our Multi-Mix products utilize certain substrate materials in the fusion bonding process, currently obtained from a single vendor. Although there may be alternative types of substrates that are under evaluation, we have designed its current Multi-Mix® products utilizing the current source of supply, and use of alternative substrates could result in design, engineering, manufacturing, performance and cost challenges and delays.

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

Our quarterly net sales, expenses and operating results have varied in the past and might vary significantly from quarter to quarter in the future. Quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and should not be relied on to predict our future performance. Our short-term expense levels and manufacturing and production facilities infrastructure overhead are relatively fixed and are based on our expectations of future net sales. If we were to experience a reduction in net sales in a quarter, we could have difficulty adjusting our short-term expenditures and absorbing our excess capacity expenses. If this were to occur, our operating results for that quarter would be negatively impacted. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

-	customer decisions to defer, accelerate or cancel orders;
-	timing of shipments of orders for our products;
-	changes in the mix of net sales attributable to higher-margin and lower-margin products;
-	changes in product mix which could cause unexpected engineering or research and development costs;
-	announcements or introductions of new products by our competitors;
-	engineering or production delays due to product defects or quality problems and production yield issues; and
-	dynamic defense budgets which could cause military program delays or cancellations.

Recent changes in accounting for equity-related compensation could impact our financial statements.

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R is a revision of Statement of Financial Accounting Standards No. 123, as amended, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123R eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123R requires us to measure all employee share-based compensation awards using a fair value method and to record such expense in the consolidated financial statements, as opposed to the pro forma note presentation previously used. We adopted SFAS 123R at the beginning of the first quarter in fiscal 2006, and will apply the provisions of the statement prospectively for any newly issued, modified or settled award after the date of initial adoption, as well as for any awards that were granted prior to the adoption date for which the requisite service period has not been provided as of the adoption date. We continue to use the Black-Scholes option pricing model to calculate total stock compensation expense. Stock compensation for 2007 recognized under this SFAS NO. 123R resulted in a non-cash charge of $394,000 to our operations and $189,000 in 2006. As of December 29, 2007 the total future compensation cost related to non-vested stock options and the employee stock purchase plan not yet recognized in the statement of operations was $827,000. Of that total, $395,000, $324,000 and $108,000 are expected to be recognized in 2008, 2009 and 2010, respectively.

Our revolving line of credit expires in October 2008 and the failure to renew the revolving line of credit or a renewal or refinancing on less favorable terms could have a material adverse effect on our business operations.

The Company’s revolving line of credit with North Fork Bank (now Capital One, N.A.) expires in October 2008. We have complied with our financial covenants and anticipate the revolving line of credit will be renewed. In the event Capital One, N.A. does not renew the line of credit, we will attempt to refinance the revolving line of credit with another financial institution. In the event we are unable to renew our revolving line of credit or if we are required to renew or refinance our line of credit on less favorable terms, our business operations could suffer a material adverse effect.

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

The RF Microwave components industry is highly competitive and has become more so as defense spending has changed program-spending profiles. Furthermore, current DoD efforts are shifting funds to support troops engaged in existing hostilities around the world. We compete against numerous U.S. and foreign providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Changes in the industries and sectors we service could significantly harm our ability to compete, and consolidation trends could result in larger competitors that may have significantly greater resources with which to compete against us.

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

We currently have 15 active patents. We plan to pursue intellectual property protection in foreign countries, primarily in the form of international patents, in instances where the technology covered is considered important enough to justify the added expense. By agreement, our employees who initiate or contribute to a patentable design or process are obligated to assign their interest in any potential patent to us.

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

Export controls.

Our products are subject to the Export Administration Regulations ("EAR") administered by the U.S. Department of Commerce and may, in certain instances, be subject to the International Traffic in Arms Regulations ("ITAR") administered by the U.S. Department of State. EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. We believe that it has implemented internal export procedures and controls in order to achieve compliance with the applicable U.S. export control regulations. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations, and it is possible that these regulations could adversely affect the Company's ability to sell its products to non-U.S. customers.

Some of our operations are outside the United States, which poses risks to our business operations.

A significant percentage of our sales is derived from the operations of our wholly-owned subsidiary in Costa Rica. These sales are subject to the risks normally associated with international operations which include, without limitation, fluctuating currency exchange rates, changing political and economic conditions, difficulties in staffing and managing foreign operations, greater difficulty and expense in administering business abroad, complications in complying with foreign laws and changes in regulatory requirements, and cultural differences in the conduct of business.

While we believe that current political and economic conditions in Costa Rica are relatively stable, such conditions may adversely change so as to affect underlying business assumptions about the current opportunities which exist for doing business in this country. In particular, the government in Costa Rica could change or the cost of labor and/or goods and services necessary to our operations may increase. We are also dependent on the availability of adequate air transportation to and from Costa Rica to send and to receive product from our factory.

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of January 3, 2009 (or January 2, 2010 if proposed SEC rules delaying such requirement are adopted) and future year-ends as required by Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on the Company's internal control over financial reporting in their annual reports that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the public accounting firm auditing a company's financial statements must attest to and report on both management's assessment as to whether the company maintained effective internal control over financial reporting and on the effectiveness of the company's internal control over financial reporting.

We are currently undergoing a comprehensive effort to comply with Section 404 of the Sarbanes-Oxley Act. As of the end of our 2007 fiscal year, we provided the report of management on the Company's internal control over financial reporting in our annual report containing the assessment by management of the effectiveness of our internal control over financial reporting. If, at the end of fiscal year 2008 (or fiscal year 2009 if proposed SEC rules delaying such requirement are adopted), management is unable to conclude that our internal controls over financial reporting are effective and if our independent auditors issue other than an unqualified opinion on the design, operating effectiveness or management’s assessment of internal control over financial reporting for fiscal year 2008, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

United States

Merrimac's administrative offices and research and principal production facilities are located in West Caldwell, New Jersey, on a five-acre parcel owned by Merrimac. The West Caldwell plant comprises 71,200 square feet.

Merrimac owns all of its land, buildings, laboratories, production and office equipment, as well as its furniture and fixtures in West Caldwell, New Jersey. Merrimac believes that its plant and facilities are well suited for Merrimac's business and are properly utilized, suitably located and in good condition.

Costa Rica

The Company currently leases a 36,200 square-foot facility in San Jose, Costa Rica under a five-year lease which expired in February 2006 (with a five-year renewal option). The renewal option was exercised in February 2006 and the lease will continue through February 2011. This facility, which opened for production in August 2002, is used for manufacturing the Company's products.

ITEM 3. LEGAL PROCEEDINGS.

Merrimac is a party to lawsuits arising in the normal course of business. It is the opinion of Merrimac's management that the disposition of these various lawsuits will not individually or in the aggregate have a material adverse effect on the consolidated financial position or the results of operations of Merrimac.

On February 22, 2008, a statement of claim in Ontario Superior Court of Justice was filed by a former FMI employee against FMI seeking damages for approximately $77,000 ($75,000 Canadian) for wrongful dismissal following the sale of FMI’s assets to Firan Technology Group Corporation (“FTG”). On March 10, 2008, a statement of claim in Ontario Superior Court of Justice was filed by nineteen (19) former FMI employees against Merrimac, FMI and FTG seeking damages for wrongful dismissal for approximately $1,000,000 (Canadian $977,000) following the sale of FMI’s assets to FTG. The Company intends to defend these claims vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of Merrimac's stockholders during the fourth quarter of fiscal 2007.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Merrimac's Common Stock has been listed and traded on The American Stock Exchange since July 11, 1988, under the symbol MRM. As of March 25, 2008 Merrimac had approximately 200 holders of record. Merrimac believes there are approximately 800 additional holders in "street name" through broker nominees.

The following table sets forth the range of the high and low trading prices as reported by the AMEX for the period from January 1, 2006 to December 29, 2007.

Fiscal Year Ended December 29, 2007
	High	Low
First Quarter	$10.10	$8.65
Second Quarter	$10.50	$8.86
Third Quarter	$10.45	$9.50
Fourth Quarter	$10.15	$8.64

Fiscal Year Ended December 30, 2006
	High	Low
First Quarter	$10.20	$8.81
Second Quarter	$9.90	$8.70
Third Quarter	$10.40	$9.75
Fourth Quarter	$10.40	$9.75

Merrimac has not paid any cash dividends to its stockholders since the third quarter of 1997.

Stock Performance Chart: The following performance graph is a line graph comparing the yearly change in the cumulative total stockholder return on the Common Stock against the cumulative return of the AMEX Stock Market (U.S. Companies), and a line of business index comprised of the AMEX Technologies Index for the five fiscal years ended December 29, 2007.

	12/28/02	1/3/04	1/1/05	12/31/05	12/30/06	12/29/07

Merrimac Industries, Inc.	100.00	143.16	190.32	189.47	210.53	213.68
AMEX Composite	100.00	146.44	174.44	215.26	257.04	299.37
AMEX Technology	100.00	156.38	178.16	165.29	213.06	231.42

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information

The following table gives information as of December 29, 2007, about the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s existing equity compensation plans:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	594,747	$9.30	164,100
Equity compensation plans not approved by security holders	-	-	-
Total	594,747	$9.30	164,100

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

CONTINUING OPERATIONS

Merrimac Industries, Inc. is involved in the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics, and microstrip, bonded stripline and thick metal-backed Teflon® (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. The Company's operations are conducted primarily through one business segment, electronic components and subsystems.

Merrimac is a versatile technologically oriented company specializing in radio frequency Multi-Mix®, stripline, microstrip and discreet element technologies. Of special significance has been the combination of two or more of these technologies into single components and integrated multifunction subassemblies to achieve superior performance and reliability while minimizing package size and weight. Merrimac components and integrated assemblies are found in applications as diverse as satellites, military and commercial aircraft, radar, cellular radio systems, medical and dental diagnostic instruments, personal communications systems and wireless connectivity. Merrimac maintains ISO 9001:2000 and AS 9100 registered quality assurance programs. Merrimac's components range in price from $0.50 to more than $10,000 and its subsystems range from $500 to more than $1,500,000.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the assets and liabilities relating to FMI that were sold have been reclassified as held for sale in the consolidated balance sheets for 2006 and the results of operations of FMI for the current and prior periods are reported as discontinued operations and not included in the continuing operations figures.

The following table presents our key customers and the percentage of net sales made to such customers:

	2007	2006
Raytheon Company	16.6%	12.6%
Lockheed Martin Corporation	11.3%	10.5%
Space Systems Loral	9.8%	7.9%
Northrop Grumman Corporation	7.0%	7.1%
The Boeing Company	6.7%	10.2%

Sales to the foreign geographic area of Europe were 7.8% and 5.2% of net sales in fiscal years 2007 and 2006, respectively.

The following table provides a breakdown of the net sales by customer industry segment and geographic area:

	2007				2006
	North America		Rest of World		North America		Rest of World
	$	%	$	%	$	%	$	%
Military and commercial satellites	$6,205,000	28.4%	$577,000	2.6%	$9,389,000	41.6%	$602,000	2.7%
Defense	$5,092,000	23.3%	$853,000	3.9%	$5,016,000	22.3%	$517,000	2.3%
Commercial	$8,371,000	38.2%	$789,000	3.6%	$6,468,000	28.7%	$539,000	2.4%

The Company markets and sells its products domestically and internationally through a direct sales force and manufacturers’ representatives. Merrimac has traditionally developed and offered for sale products built to specific customer needs, as well as standard catalog items. The following table provides a breakdown of electronic components sales as derived from initial design orders for products custom designed for specific customer applications, repeat design orders for such products and from catalog sales:

	2007	2006

Initial design orders	24%	23%
Repeat design orders	62%	63%
Catalog sale orders	14%	14%

The Company orders from its defense and satellite customers were higher during fiscal year 2007 as compared to fiscal year 2006. Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company’s core strengths and revenue generators. The Company’s orders during fiscal year 2007 for its Multi-Mix® Microtechnology products exceeded 2006 levels. The Company anticipates orders to increase in the first quarter of 2008 as compared to the first quarter of 2007, based on inquiries from existing customers, requests to quote from prospective and existing customers and market research. The Company also expects improved first quarter 2008 sales, as compared to the first quarter of 2007, due to the higher backlog that resulted from the increase in orders for 2007.

The Company continued to experience losses from continuing operations in 2007 due to lower gross profit from the impact of a lower sales level during the first half of 2007 having to absorb fixed manufacturing costs. The lower sales levels of the first half of 2007 were due to reduced orders from delays in space and defense programs that lowered available backlog. While the Company reduced its cost structure during the beginning of 2007, the increased orders and backlog during 2007 required additional hiring and their associated personnel costs. Sales increased during the second half of 2007 as compared to the second half of 2006, due to the increased defense and satellite orders that were received starting in the first quarter of 2007, but were not sufficient to restore annual profitability.

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

Depreciation and amortization expenses exceeded capital expenditures for new projects and production equipment during 2007 by approximately $800,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2008 by approximately $900,000. The Company intends to issue up to $1,700,000 of purchase order commitments for capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during fiscal year 2008. The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008. The Company anticipates the revolving credit facility will be renewed.

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

DISCONTINUED OPERATIONS

Filtran Microcircuits Inc. (“FMI”) was established in 1983, and was acquired by Merrimac in February 1999. FMI is a manufacturer of microwave micro-circuitry for the high frequency communications industry. FMI has been engaged in the production of microstrip, bonded stripline, and thick metal-backed Teflon® (PTFE) microcircuits for RF applications including satellite, aerospace, PCS, fiber optic telecommunications, automotive, navigational and defense applications worldwide. FMI has supplied mixed dielectric multilayer and high speed interconnect circuitry to meet customer demand for high performance and cost-effective packaging.

Merrimac management determined, and the Board of Directors approved on August 9, 2007, that the Company should divest its FMI operations with the view to enable Merrimac to concentrate its resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, the Company reflected FMI as a discontinued operation and the Company reclassified prior financial statements to reflect the results of operations, financial position and cash flows of FMI as discontinued operations.

On December 28, 2007, the Company sold substantially all of the assets of FMI to Firan Technology Group Corporation, a manufacturer of high technology/high reliability printed circuit boards, that has operations in Toronto, Ontario, Canada and Chatsworth, California. The transaction was effected pursuant to an asset purchase agreement entered into between Merrimac, FMI and FTG. The total consideration payable by FTG was $1,482,000 (Canadian $1,450,000) plus the assumption of certain liabilities of approximately $368,000 (Canadian $360,000). FTG paid $818,000 (Canadian $800,000) of the purchase price at the closing on December 28, 2007 and the balance was paid on February 21, 2008 following the conclusion of a transitional period.

Operating results of FMI, which were formerly represented as Merrimac’s microwave micro-circuitry segment, are summarized as follows:

	Years Ended
	December 29, 2007	December 30, 2006

Net sales	$3,628,000	$5,045,000
Loss before provision (benefit) for income taxes	(5,877,000)	(751,000)
Gain on sale of assets of discontinued operation	1,936,000	-
Provision (benefit) for income taxes	446,000	(69,000)
Net loss	$(4,387,000)	$(682,000)

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company's management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders' equity, and sales and expenses. These assumptions and estimates are inherently uncertain. The management judgments that are currently the most critical are related to the accounting for the Company's investments in Multi-Mix® Microtechnology, contract revenue recognition, inventory valuation and valuation of deferred tax assets. Below is a further description of these policies as well as the estimates involved.

Impairment of long-lived assets

The following is a summary of the carrying amounts of the Multi-Mix® Microtechnology net assets included in the Company's consolidated financial statements at December 29, 2007 and the related future planned purchases and lease obligation commitments through January 2011.

Net assets:
Property, plant and equipment, at cost	$14,789,000
Less accumulated depreciation and amortization	9,308,000
Property, plant and equipment, net	5,481,000
Inventories	707,000
Other assets, net	159,000

Total net assets at December 29, 2007	$6,347,000
Commitments:
Planned equipment purchases for 2008	$680,000
Lease obligations through January 2011	575,000
Total commitments	$1,255,000

Total net assets and commitments	$7,602,000

Approximately 34% of the property, plant and equipment may be utilized in other areas of our electronic components and subsystems operations.

The Company anticipates receiving additional orders during 2008 for its Multi-Mix® Microtechnology products, based on inquiries from existing customers, requests to quote from new and existing customers and market research, for which substantial research and development costs have also been incurred. Any future demand for Multi-Mix® for the wireless market is dependent on various third-party programs and is directly related to the timing of our customers’ and potential customers’ phase-out of existing programs and their migration, which is not assured and has not yet commenced commercially, toward new programs to meet their customers’ new requirements. While these circumstances have resulted in the delay or cancellation of Multi-Mix® Microtechnology product purchases that had been anticipated from certain specific customers or programs, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the Company. In accordance with the Company’s evaluation of Multi-Mix® under SFAS No. 144, the Company has determined no provision for impairment is required at this time. Management will continue to monitor the recoverability of the Multi-Mix® assets.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company’s very limited experience with these contracts. No revenue was recognized related to cost-reimbursement contracts during 2007. The Company recognized revenue of $715,000 related to cost-reimbursement contracts in 2006.

Inventory Valuation

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,623,000 at December 29, 2007 and $1,172,000 at December 30, 2006, of which $202,000 and $85,000, respectively, represented cost overruns.

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

Valuation of Deferred Tax Assets

The Company currently has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses weighed heavily in the Company's overall assessment. As a result of the assessment, the Company established a full valuation allowance for its remaining net domestic deferred tax assets at December 28, 2002. This assessment continued unchanged from 2003 through 2007.

CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY

The following table reflects the percentage relationships of items from the Consolidated Statements of Operations as a percentage of net sales.

	Percentage of Net Sales
	Years Ended
	(Unaudited)

	December 29, 2007	December 30, 2006

Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	58.4	59.3
Selling, general and administrative	38.6	38.1
Research and development	7.2	8.5
Restructuring charge	-	.9
	104.2	106.8

Operating loss	(4.2)	(6.8)
Interest and other expense, net	(.6)	(.1)

Loss from continuing operations before income taxes	(4.8)	(6.9)
Provision (benefit) for income taxes	-	-
Loss from continuing operations	(4.8)	(6.9)
Loss from discontinued operations, net of income taxes	(20.0)	(3.0)
Net loss	(24.8)%	(9.9)%

2007 COMPARED TO 2006

Net sales.

Consolidated results of operations for 2007 reflect a decrease in net sales from 2006 of $644,000 or 2.9% to $21,887,000. Sales for 2006 included $1,200,000 of revenue recognized in connection with the early close out of a fixed price customer contract during the second quarter which contract did not recur in 2007. Sales increased during the second half of 2007 as compared to the second half of 2006, due to the increased defense and satellite orders that were received starting in the first quarter of 2007.

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

The following table presents key performance measures that we use to monitor our operating results:

	2007	2006

Beginning Backlog	$11,490,000	$12,050,000
Plus Bookings	$28,388,000	$21,972,000
Less Net Sales	$21,887,000	$22,532,000
Ending Backlog	$17,991,000	$11,490,000
Book-to-Bill Ratio	1.30	0.98

Orders of $28,388,000, a new Merrimac record for a fiscal year, were received during fiscal year 2007, an increase of $6,416,000 or 29.2 percent compared to $21,972,000 in orders received during fiscal year 2006. Backlog increased by $6,501,000 or 56.6 percent to $17,991,000 at the end of fiscal year 2007 compared to $11,490,000 at year-end 2006, due to the increased orders received during 2007. The book-to-bill ratio for fiscal year 2007 was 1.30 to 1 and for fiscal year 2006 was 0.98 to 1. The orders, backlog and book-to-bill information for the current and prior periods exclude discontinued operations information.

Cost of sales and gross profit.

The following table provides comparative gross profit information for the past two years:

		2007			2006
	$	Increase/ (Decrease) From Prior Year	% of Net Sales	$	Increase/ (Decrease) From Prior Year	% of Net Sales
Gross profit	$9,099,000	$(76,000)	41.6%	$9,175,000	$(1,107,000)	40.7%

Gross profit for fiscal year 2007 was $9,099,000, a decrease of $76,000 or 0.8 percent, and was 41.6 percent of sales as compared to gross profit of $9,175,000 or 40.7 percent of sales for fiscal year 2006. Gross profit for fiscal year 2006 also included $1,060,000 from the early close out of a fixed price customer contract. Gross profit percentage increased during 2007 due to an improved product mix of higher margin items.

Depreciation and amortization expense included in 2007 consolidated cost of sales was $2,185,000, an increase of $33,000 compared to 2006. The increase in depreciation and amortization expense was due to the addition of certain production and testing equipment 2007. For 2007, approximately $1,545,000 of depreciation and amortization expense was associated with Multi-Mix® Microtechnology capital assets as compared to $1,490,000 in 2006.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $8,435,000 for 2007 decreased by $156,000 or 1.8%, and when expressed as a percentage of net sales, increased by 0.4 percentage points to 38.5% compared to 2006. The 2007 selling, general and administrative expenses decreased due to lower commissions on the lower sales level and lower administrative expenses.

Research and development expenses.

Research and development expenses for new products were $1,579,000 for 2007, a decrease of $331,000 or 17.3% and when expressed as a percentage of net sales, a decrease of 1.3 percentage points to 7.2% compared to 2006. Substantially all of the research and development expenses were related to Multi-Mix® Microtechnology, power amplifier products. The Company anticipates that these expenses will increase in future periods in connection with further implementation of our strategic plan for Multi-Mix®.

Operating loss from continuing operations.

Consolidated operating loss from continuing operations for 2007 was $916,000 compared to consolidated operating loss from continuing operations of $1,526,000 for 2006.

The lower operating loss for 2007 was due to the lower research and development costs and selling, general and administrative costs compared to 2006 and restructuring charges that did not recur in 2007.

Interest and other expense, net.

Interest and other expense, net was $123,000 for 2007 compared to interest and other expense, net of $18,000 for 2006. Interest expense for 2006 includes the write-off of $167,000 of unamortized deferred debt costs related to our prior financing agreement. Interest expense for 2007 and 2006 was principally incurred on borrowings under the term loans which the Company consummated during the fourth quarter of 2003 and refinanced in October 2006. The lower cash balances during 2007, due mainly to the March 2007 repurchase, in a private transaction, of 238,700 shares of its Common Stock for the treasury at $9.00 per share for an aggregate total of $2,148,300 from a group of investors, generated less interest income on the Company’s free cash balances during 2007 as compared to 2006.

Income taxes.

On December 31, 2006, Merrimac adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. As of that date Merrimac had no uncertain tax positions and did not record any additional benefits or liabilities. At December 29, 2007, Merrimac had no uncertain tax positions and did not record any additional benefits or liabilities. Merrimac will recognize any accrued interest or penalties related to unrecognized tax benefits within the provision for income taxes.

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

Loss from continuing operations.

For the reasons set forth above, loss from continuing operations for 2007 was $1,039,000 compared to a loss from continuing operations of $1,544,000 for 2006. Loss from continuing operations for 2007 was $.35 per share compared to a loss from continuing operations of $.49 per share for 2006.

Discontinued operations.

Loss from discontinued operations for 2007 was $4,387,000 compared to a loss from discontinued operations of $682,000 for 2006. Loss per share from discontinued operations for 2007 was $1.48 compared to a loss from discontinued operations of $.22 per share for 2006.

The increase in loss from discontinued operations was attributable to a $1,417,000 decrease in net sales of microwave micro-circuitry products. The decrease in sales of the microwave micro-circuitry products for 2007 was due to declines in the segment’s defense orders that had been expected to renew in 2006 and 2007. FMI sales includes sales to Merrimac of $225,000 and $155,000 in 2007 and 2006, respectively. The decrease in gross margin percent for 2007 is due to higher material and overhead costs and lower production yields.

Research and development costs for 2007 were $121,000 at FMI, an increase of $9,000 from such FMI expenses in 2006.

Loss from discontinued operations includes goodwill impairment charges of $3,756,000 and a third quarter 2007 charge of $586,000 to write down the net assets held for sale of FMI to estimated fair value.

For 2007, operating loss for FMI was $5,743,000 compared to an operating loss of $511,000 for 2006 due to the reasons listed above.

As a result of the sale of the Company’s discontinued operations in the fourth quarter of 2007, the Company recorded a gain from the disposal of discontinued operations of $1,936,000, which primarily consists of the non-cash realization of foreign currency translation adjustment of $2,025,000.

The 2007 deferred tax provision was due to a charge of $506,000 to provide a full valuation allowance for a Canadian net deferred tax asset. The current foreign tax benefits for the years ended December 29, 2007 and December 30, 2006 of $60,000 and $69,000, respectively, represent refundable Canadian provincial tax credits for which FMI, as a technology company, has qualified.

Net loss.

Net loss for 2007 was $5,426,000 compared to a net loss of $2,225,000 for 2006 for the reasons described above. Net loss per share for 2007 was $1.83 compared to a net loss of $.71 per share for 2006.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $2,000,000 at December 29, 2007 compared to approximately $5,400,000 at December, 30, 2006. The Company's working capital was approximately $9,900,000 and its current ratio was 3.5 to 1 at December 29, 2007 compared to $13,300,000 and 4.9 to 1, respectively, at December 30, 2006. At December 29, 2007 the Company had available borrowing capacity under its revolving line of credit of $3,200,000. Included in cash and cash equivalents at December 29, 2007 was $427,000 that was held in escrow by our Canadian counsel that was awaiting wire transfer to our operating account on the next available banking day.

The Company’s liquidity needs for the next year plus its planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented, if necessary, by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008. The Company anticipates the revolving credit facility will be renewed.

The Company's activities from continuing operations provided operating cash flows of $881,000 during 2007 compared to using $659,000 of operating cash flows during 2006. The primary sources of operating cash flows from continuing operations for 2007 were the loss from continuing operations of $1,039,000 which was reduced by depreciation and amortization of $2,365,000 and share-based compensation of $394,000, a decrease in other current assets of $184,000, aggregate increase in accounts payable, customer deposits and accrued liabilities of $420,000 offset by an increase in accounts receivable of $167,000 and an increase in inventories of $1,260,000. The primary uses of operating cash flows from continuing operations for 2006 were the loss from continuing operations of $1,543,000 which was reduced by depreciation and amortization of $2,333,000, amortization of deferred financing costs of $211,000 and share-based compensation of $189,000, increases in accounts receivable of $1,057,000, inventory of $120,000, reductions of other current assets of $45,000 and other assets of $66,000, and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $575,000.

The Company made net capital investments in property, plant and equipment of $1,546,000 during 2007, compared to net capital investments made in property, plant and equipment of $1,597,000 during 2006. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix® Microtechnology was $6,347,000 at the end of 2007, a decrease of $400,000 compared to $6,747,000 at the end of fiscal year 2006.

The major uses of cash flows from financing activities were the repurchase, in a private transaction, of 238,700 shares of its Common Stock for the treasury at $9.00 per share for an aggregate total of $2,148,300 from a group of investors on March 14, 2007 and the contractual repayment of $550,000 of the Company’s term loans.

On October 18, 2006, the Company entered into a financing agreement with North Fork Bank (now Capital One, N.A.) which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (“Term Loan”) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (“Mortgage Loan”). This financing agreement replaced the prior financing agreement with CIT. Completion of the new financing agreement resulted in additional cash loan proceeds of approximately $2,900,000 plus the release of previously restricted cash of $1,500,000. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). The revolving line of credit expires October 18, 2008. The Company anticipates the revolving credit facility will be renewed. At December 29, 2007, the Company had available borrowing capacity under its revolving line of credit of $3,200,000. The revolving line of credit bears interest at the prime rate less 0.50% (6.75% at December 29, 2007 and currently 5.50%) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance. The Term Loan bears interest at the prime rate less 0.50% (6.75% at December 29, 2007 and currently 5.50%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance. The Mortgage Loan bears interest at the prime rate less 0.50% (6.75% at December 29, 2007 and currently 5.50%) or LIBOR plus 2.25%. At December 29, 2007, the Company, under the terms of its agreement with North Fork Bank, elected to convert $1,500,000 of the Term Loan and $2,800,000 of the Mortgage Loan from their prime rate base to LIBOR-based interest rate loans for six months at an interest rate of 7.6325%, which expired January 18, 2008. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial covenants. The Company was in compliance with these covenants at December 29, 2007. In connection with the new financing agreement with North Fork Bank, the Company took a charge to interest expense of approximately $167,000 in the fourth quarter of 2006 related to the write-off of the unamortized loan costs related to the prior financing agreement.

North Fork Bank and the Company amended the financing agreement, as of May 15, 2007, which (i) eliminated the fixed charge coverage ratio covenant for the quarter ended June 30, 2007, (ii) added a covenant related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four quarters ended June 30, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modified the fixed charge coverage ratio covenant for periods after the quarter ending September 29, 2007. The Company was in compliance with these amended covenants at December 29, 2007.

On August 9, 2007, North Fork Bank and Merrimac entered into a Pledge and Security Agreement, under which North Fork Bank consented to the guaranty by Merrimac of FMI's borrowings under the revolving credit agreement with The Bank of Nova Scotia in the amount of up to $250,000 (Canadian). In consideration for North Fork Bank providing such consent, Merrimac deposited $250,000 into a controlled collateral account with North Fork Bank and also agreed to prepay the mortgage loan portion of the credit facility with North Fork Bank with fifty percent of the net proceeds from a sale of FMI, up to a maximum amount of $500,000. This agreement terminated in November 2007 when The Bank of Nova Scotia terminated FMI’s revolving credit agreement. Upon the termination of such agreement, the Company agreed to repay a portion of its Mortgage Loan with the funds in the controlled collateral account upon the expiration of the LIBOR contracts in January 2008. On January 18, 2008, Merrimac paid $250,000 of the Mortgage Loan using the funds previously deposited into the controlled collateral account.

The Company’s contractual obligations as of December 29, 2007 are as follows:

	Payment due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$4,313	$550	$1,100	$600	$2,063
Operating Lease Obligations	1,194	399	765	30	-
Total	$5,507	$949	$1,865	$630	$2,063

Depreciation and amortization expenses exceeded capital expenditures for new projects and production equipment during 2007 by approximately $800,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2008 by approximately $900,000. The Company intends to issue up to $1,700,000 of purchase order commitments for capital equipment from various vendors. The Company anticipates that such equipment will be purchased and become operational during fiscal year 2008.

Related to the discontinued operations of FMI, there is a remaining lease commitment on its leased facility of approximately $200,000, however, the Company anticipates settling the remaining lease commitment for a reduced amount.

The functional currency for the Company’s Costa Rica operations is the United States dollar. The functional currency for the Company’s previously wholly-owned subsidiary FMI is the Canadian dollar. The change in accumulated other comprehensive income for 2007 and 2006 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods. Following the sale of the Company’s discontinued operations, there is no foreign currency translation adjustment at December 29, 2007.

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

During fiscal years 2007 and 2006, respectively, the Company's General Counsel, Katten Muchin Rosenman LLP, was paid $350,000 and $402,000 for providing legal services to the Company. A director of the Company is Counsel to the firm of Katten Muchin Rosenman LLP but does not share in any fees paid by the Company to the law firm.

During fiscal years 2007 and 2006, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $32,000 and $10,000 to these companies during 2007 and 2006, respectively. A director of the Company is the Chairman and Chief Executive Officer of each of these companies.

During each of fiscal years 2007 and 2006, a director of the Company was paid $36,000 for providing technology-related consulting services to the Company.

During fiscal year 2006 DuPont Electronic Technologies (“DuPont”), a stockholder, was paid $32,000 for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. No payments were made to DuPont during 2007. A director of the Company is an officer of DuPont, but did not share in any of these payments.

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

DuPont and the four purchasers above hold registration rights, which currently give them the right in perpetuity to register an aggregate of 1,003,413 shares of Common Stock of the Company. There are no settlement alternatives and the registration of the shares of Common Stock would be on a “best efforts” basis.

RECENT ACCOUNTING PRONOUNCEMENTS

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The Company elected to use the regular method to calculate the APIC Pool. The regular method will not have an impact on the Company's results of operations or financial condition for the fiscal year ended December 29, 2007, due to the fact that the Company currently has prior period net operating losses and has not realized any tax benefits under SFAS 123R.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”) to provide guidance on Quantifying Financial Statement Misstatements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC staff’s guidance in SAB 99 on evaluating the materiality of misstatements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R established principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest if the acquired company and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R will have on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “ Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS . 160”). SFAS 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

Interest on the Company’s borrowings under its financing agreements with North Fork Bank fluctuates with the prime rate and LIBOR. A variation of 1% in the prime rate and LIBOR during the year ended December 29, 2007 would have affected the Company’s earnings by approximately $47,000.

Foreign Currency Risk

The Company had been subject to currency exchange rate risk for the assets, liabilities and cash flows of its subsidiary that operates in Canada. The Company does not utilize financial instruments such as forward exchange contracts or other derivatives to limit its exposure to fluctuations in the value of foreign currencies. There were costs associated with our discontinued operations in Canada which require payments in the local currency and payments received from customers for goods sold in Canada are typically in the local currency. We partially managed our foreign currency risk related to those payments by maintaining operating accounts in Canada.

A significant portion of the Company’s sales and receivables (including those of its former Canadian subsidiary) were denominated in U.S. dollars. A strengthening of the U.S. dollar could make the Company’s products less competitive in foreign markets. Alternatively, if the U.S. dollar were to weaken, it would make the Company’s products more competitive in foreign markets.

The functional currency for the Company’s Costa Rica operations is the United States dollar.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Merrimac Industries, Inc.

We have audited the accompanying consolidated balance sheet of Merrimac Industries, Inc. as of December 29, 2007 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merrimac Industries, Inc. as of December 29, 2007 and its results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. COHN LLP

Roseland, New Jersey
March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Merrimac Industries, Inc.

We have audited the accompanying consolidated balance sheet of Merrimac Industries, Inc. as of December 30, 2006 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merrimac Industries, Inc. as of December 30, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 16 to the consolidated financial statements, the Company recorded a cumulative effect adjustment as of January 1, 2006, in connection with the adoption of SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. Also, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation effective January 1, 2006 in connection with the adoption of Financial Accounting Standards Board Statement No. 123(R), “Shared-Based Payments”.

/s/ GRANT THORNTON LLP

Edison, New Jersey
April 13, 2007 (except
for Note 2, as to which
the date is March 28, 2008)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 29, 2007 and December 30, 2006

	2007	2006
CONTINUING OPERATIONS

Net sales	$21,886,946	$22,531,360
Costs and expenses:
Cost of sales	12,788,095	13,356,415
Selling, general and administrative	8,435,173	8,591,502
Research and development	1,579,250	1,909,874
Restructuring charge	-	199,508
	22,802,518	24,057,299

Operating loss	(915,572)	(1,525,939)
Interest and other expense, net	(123,492)	(17,737)
Loss from continuing operations before income taxes	(1,039,064)	(1,543,676)
Provision for income taxes	-	-
Loss from continuing operations	(1,039,064)	(1,543,676)
DISCONTINUED OPERATIONS

Loss from discontinued operations net of income taxes	(4,386,829)	(681,785)
Net loss	$(5,425,893)	$(2,225,461)

Loss per common share from continuing operations-basic and diluted	$(.35)	$(.49)
Loss per common share from discontinued operations-basic and diluted	$(1.48)	$(.22)
Net loss per common share-basic and diluted	$(1.83)	$(.71)

Weighted average number of shares outstanding-basic and diluted	2,962,575	3,142,154

COMPREHENSIVE INCOME (LOSS)

Net loss	$(5,425,893)	$(2,225,461)
Comprehensive income (loss):
Foreign currency translation adjustment	(1,389,038)	21,622
Comprehensive loss	$(6,814,931)	$(2,203,839)

See accompanying notes.

CONSOLIDATED BALANCE SHEETS
December 29, 2007 and December 30,2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,004,471	$5,399,333
Accounts receivable, net of allowance of $30,000 and $50,000 in 2007 and 2006	5,299,753	5,140,454
Inventories, net (see note 16)	5,039,770	3,740,317
Other current assets	774,007	833,543
Due from assets sale contract	664,282	-
Current assets held for sale	-	1,607,679
Total current assets	13,782,283	16,721,326
Property, plant and equipment	37,556,672	36,626,348
Less accumulated depreciation and amortization	26,600,240	24,850,616
Property, plant and equipment, net	10,956,432	11,775,732
Restricted cash	250,000	-
Other assets	531,633	491,596
Deferred tax assets	52,000	100,000
Long-term assets held for sale	-	5,164,852
Total Assets	$25,572,348	$34,253,506

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$550,000	$550,000
Accounts payable	943,481	767,681
Accrued liabilities (see note 16)	1,965,403	1,098,976
Customer deposits	363,296	203,783
Deferred income taxes	52,000	100,000
Current liabilities related to assets held for sale	-	646,410
Total current liabilities	3,874,180	3,366,850
Long-term debt, net of current portion	3,762,500	4,312,500
Deferred liabilities	61,300	37,839
Long-term liabilities related to assets held for sale	-	251,540
Total liabilities	7,697,980	7,968,729
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares
No shares issued
Common stock, par value $.01 per share:
20,000,000 shares authorized; 3,289,103 and 3,265,638 shares issued; and 2,926,198 and 3,141,433 shares outstanding, respectively	32,891	32,656
Additional paid-in capital	19,789,717	19,237,130
Retained earnings	1,173,924	6,599,817
Accumulated other comprehensive income	-	1,389,038
	20,996,532	27,258,641
Less treasury stock, at cost – 362,905 shares at December 29, 2007 and 124,205 shares at December 30, 2006	(3,122,164)	(973,864)
Total stockholders' equity	17,874,368	26,284,777
Total Liabilities and Stockholders' Equity	$25,572,348	$34,253,506

See accompanying notes.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 29, 2007 and December 30, 2006

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Treasury Stock		Loan to Officer-
	Shares	Amount	Capital(A)	Earnings	Income (Loss) (B)	Shares	Amount	Stockholder	Total

Balance, December 31, 2005	3,228,715	$32,287	$18,823,353	$8,441,278	$1,367,416	82,100	$(573,866)	$(400,000)	$27,690,468
Cumulative effect at January 1, 2006, of change in method of quantifying errors (note 16)				384,000					384,000
Net loss				(2,225,461)					(2,225,461)
Share-based compensation			188,914						188,914
Exercise of stock options	4,200	42	28,758						28,800
Stock Purchase Plan sales	32,723	327	196,105						196,432
Repayment of loan to officer-stockholder						42,105	(399,998)	400,000	2
Foreign currency translation					21,622				21,622
Balance, December 30, 2006	3,265,638	32,656	19,237,130	6,599,817	1,389,038	124,205	(973,864)	-	26,284,777

Net loss				(5,425,893)					(5,425,893)
Share-based compensation			394,425						394,425
Exercise of stock options	9,465	95	75,168						75,263
Stock Purchase Plan sales	11,000	110	82,994						83,104
Vesting of restricted stock.	3,000	30							30
Repurchase of common stock for the treasury						238,700	(2,148,300)		(2,148,300)
Foreign currency translation					(1,389,038)				(1,389,038)
Balance, December 29, 2007	3,289,103	$32,891	$19,789,717	$1,173,924	$-	362,905	$(3,122,164)	$-	$17,874,368

(A)	Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

(B)	Following the sale of the Company’s discontinued operations, there is no foreign currency translation adjustments and no accumulated other comprehensive income(loss) at December 29, 2007.

See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 29, 2007 and December 30, 2006

	2007	2006
Cash flows from operating activities:
Net loss	$(5,425,893)	$(2,225,461)
Less, Loss from discontinued operations	(4,386,829)	(681,785)
Loss from continuing operations	(1,039,064)	(1,543,676)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,365,221	2,332,884
Amortization of deferred financing costs	30,795	210,632
Share-based compensation	394,455	188,914

Changes in operating assets and liabilities:
Accounts receivable	(167,434)	(1,056,647)
Inventories	(1,299,453)	(120,673)
Other current assets	184,247	(44,647)
Other assets	(70,832)	(65,963)
Accounts payable	185,137	13,120
Accrued liabilities	115,438	71,862
Customer deposits	159,513	(659,799)
Deferred liabilities	23,461	15,427
Net cash provided by (used in) operating activities of continuing operations	881,484	(658,566)
Net cash provided by (used in) operating activities of discontinued operations	(776,030)	262,967
Net cash provided by (used in) operating activities	105,454	(395,599)

Cash flows from investing activities:
Purchases of capital assets	(1,545,912)	(1,597,129)
Cash proceeds from sale of discontinued operations	817,578	-
Net cash used in investing activities of continuing operations	(728,334)	(1,597,129)
Net cash used in investing activities of discontinued operations	(180,136)	(78,832)
Net cash used in investing activities	(908,470)	(1,675,961)

Cash flows from financing activities:
Borrowings under mortgage loan	-	3,000,000
Borrowings under term loan	-	2,000,000
Repurchase of common stock for the treasury	(2,148,300)	-
Repayment of borrowings	(550,000)	(2,728,574)
Restricted cash (deposited) returned	(250,000)	1,500,000
Proceeds from the exercise of stock options	75,263	28,800
Proceeds from Stock Purchase Plan sales	83,104	196,432

Net cash provided by (used in) financing activities of continuing operations	(2,789,933)	3,996,658
Net cash used in financing activities of discontinued operations	(350,064)	(44,273)
Net cash provided by (used in) financing activities	(3,139,997)	3,952,385

Effect of exchange rate changes	(14,053)	(618)

Net increase (decrease) in cash and cash equivalents	(3,957,066)	1,880,207
Cash and cash equivalents at beginning of year, including $562,205 and $422,960 reported under assets held for sale	5,961,537	4,081,330

Cash and cash equivalents at end of year including $0 and $562,205 reported under assets held for sale	$2,004,471	$5,961,537
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on credit facilities	$360,005	$253,993
Non cash activities:
Repurchase of common stock for treasury	$-	$399,998
Loan to officer-stockholder repaid through repurchase of common stock for treasury	$-	$400,000

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 29, 2007 and December 30, 2006

1. Nature of business and summary of significant accounting policies

Nature of business: Merrimac Industries, Inc. (the “Company”) is involved in the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics, and microstrip, bonded stripline and thick metal-backed Teflon® (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. The Company's continuing operations are conducted primarily through one business segment, electronic components and subsystems.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Discontinued operations: In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the assets and liabilities relating to FMI that were sold have been reclassified as held for sale in the consolidated balance sheets for 2006 and the results of operations of FMI for the current and prior periods are reported as discontinued operations and not included in the continuing operations figures.

Cash and cash equivalents: The Company considers all highly liquid securities with maturities of less than three months when purchased to be cash equivalents. The Company maintains cash deposits with banks that at times exceed applicable insurance limits. The Company reduces its exposure to credit risk by maintaining such deposits with high quality financial institutions. The Company has not experienced any losses in such accounts. Included in cash and cash equivalents at December 29, 2007 was $427,000 that was held in escrow by our Canadian counsel that was awaiting wire transfer to our operating account on the next available banking day.

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

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. The Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company’s very limited experience with these contracts. No revenue was recognized related to cost-reimbursement contracts during 2007. The Company recognized revenue of $715,000 related to cost-reimbursement contracts in 2006.

Warranties: The Company's products sold under contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $171,000 and $308,000 for 2007 and 2006, respectively. The warranty reserve at December 29, 2007 and December 30, 2006 was $200,000.

Accounts receivable:  The Company’s accounts receivable are primarily from companies in the defense, satellite and telecommunications industries, with 30 day payment terms. Credit is extended based on evaluation of customer’s financial condition. Accounts receivable are stated in the consolidated financial statements net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 29, 2007 and December 30, 2006 because of the relative short maturity of these instruments. At December 29, 2007 and December 30, 2006, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

Inventories: Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 29, 2007 and December 30, 2006

1. Nature of business and summary of significant accounting policies (continued)

Provision is made for potential losses on slow moving and obsolete inventories when identified.

Foreign currency translation: The functional currency of the Company’s discontinued operations, FMI, was the Canadian dollar. FMI’s assets and liabilities were translated into U.S. dollars using exchange rates in effect at the consolidated balance sheet date and their operations are translated using average exchange rates prevailing during the year. The resulting translation adjustments were reported as a component of accumulated other comprehensive income. Realized foreign exchange transaction gains and losses, which are not material, are included in the consolidated statements of operations.

Comprehensive income (loss): Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. At December 30, 2006 accumulated other comprehensive income was attributable solely to the effects of foreign currency translation. Following the sale of the Company’s discontinued operations, there is no foreign currency translation adjustment at December 29, 2007.

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

Land improvements	10 years
Building	25 years
Machinery and equipment	3 - 10 years
Office equipment, furniture and fixtures	5 - 10 years

Assets under construction are not depreciated until the assets are placed into service. Fully depreciated assets included in property, plant and equipment at December 29, 2007 and December 30, 2006 amounted to $15,447,000 and $15,550,000, respectively.

The Company leases various property, plant and equipment. Leased property is accounted for under Financial Accounting Standard No. 13 “Accounting for Leases” (“SFAS 13”). Accordingly, leased property that meets certain criteria are capitalized and the present value of the related lease payments are recorded as a liability. All other leases are accounted for as operating leases and the related payments are expensed ratably over the rental period. Amortization of assets under capital leases is computed utilizing the straight-line method over the shorter of the remaining lease term or the estimated useful life. Company leases that include escalating lease payments are expensed on a straight-line basis over the non-cancelable base lease period in accordance with SFAS 13.

Long-lived assets: The Company accounts for long-lived assets under SFAS 144, “Accounting for the impairment or disposal of long-lived assets”. Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company's stock price for a sustained period; and (iv) a change in the Company's market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included with costs and expenses in the Company's consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's consolidated balance sheets.

Goodwill: Goodwill primarily includes the excess purchase price paid over the fair value of net assets acquired in the Company’s 1999 acquisition of FMI. When the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"("SFAS 142"), the net carrying value of the FMI goodwill was $2,745,000, which was reduced by $435,000 of accumulated amortization. Under SFAS 142, the Company ceased amortization of goodwill and tests its goodwill on an annual basis, or whenever events or circumstances indicate that impairment may have occurred. Under SFAS 142 goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

1. Nature of business and summary of significant accounting policies (continued)

During the quarter ended June 30, 2007, the Company initiated an interim goodwill impairment test of its FMI reporting unit. This occurred as a result of FMI’s failure to meet 2007 bookings and sales targets, which resulted in continuing operating losses and a reduction of its bank borrowing availability. The estimates of fair value of the reporting unit were determined using a discounted cash flow analysis. A discounted cash flow analysis required the Company to make various judgmental assumptions and estimates, including assumptions about future cash flows, growth rates and discount rates. The assumptions and estimates about the future cash flows and growth rates were based on the reporting unit’s budgets and business plans. Discount rate assumptions were based on an assessment of the risk inherent in the future cash flows of the reporting unit. As a result of the impairment test, the Company recorded a non-cash goodwill impairment charge of $2,630,000 related to the Company’s FMI reporting unit for the quarter ended June 30, 2007. The Company recorded a further impairment charge in the third quarter of 2007 of $1,126,000 for the remaining balance of FMI goodwill. The impairment charges are included in the results of operations as loss from discontinued operations. The assets related to these operations were sold on December 28, 2008 (see note 2). The impairment charges did not affect the Company’s liquidity or result in non-compliance with any financial debt covenants.

Advertising: The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations were $75,000 in 2007 and $71,000 in 2006.

Income taxes: The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Tax benefits associated with the exercise of stock options are recorded to additional paid-in capital in the year the tax benefits are realized.

Savings and Investment Plan: The Company's Savings and Investment Plan is a 401(k) plan (the "Plan") that provides eligible employees with the option to defer and invest up to 25% of their compensation, with 50% of the first 6% of such savings matched by the Company. In May 2003, the Company suspended its matching contributions to the Plan, and, accordingly, the Company made no contributions to the Plan in 2007 or 2006. The Board of Directors may also authorize a discretionary amount to be contributed to the Plan and allocated to eligible employees annually. No discretionary contribution amounts were authorized for 2007 or 2006.

Share-based compensation: On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R") which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Consolidated Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated.

Due to the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

For the fiscal years ended December 29, 2007 and December 30, 2006, share-based compensation expense related to the 2001 Employee Stock Purchase Plan, the 2006 Non-Employee Directors’ Stock Plan and the various stock option plans was allocated as follows:

	2007	2006

Cost of sales	$80,000	$31,000
Selling, general and administrative	$314,000	$158,000
Total share-based compensation	$394,000	$189,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

1. Nature of business and summary of significant accounting policies (continued)

The fair value of each of the options and purchase plan subscription rights granted in 2007 and 2006 was estimated on the date of grant using the Black-Scholes option valuation model. For the year ended December 29, 2007, the Company used the Simplified Method to estimate the expected term of the expected life of stock option grants as defined by SEC Accounting Staff Bulletin No. 107 for each award granted. Expected volatility for the years ended December 29, 2007 and December 30, 2006, is based on historical volatility levels of the Company's common stock. The risk-free interest rate for the years ended December 29, 2007 and December 30, 2006 is based on the implied yield currently available on U.S. Treasury zero coupon issues with the remaining term equal to the expected life.

The following weighted average assumptions were utilized:

	2007	2006
Expected option life (years)	5.7	2.9
Expected volatility	32.89%	29.25%
Risk-free interest rate	4.53%	5.12%
Expected dividend yield	0.00%	0.00%

Research and development: Research and development expenses include materials, salaries and related expenses of certain engineering personnel, and outside services associated with product development. Research and development expenditures of approximately $1,579,000 in 2007 and $1,910,000 in 2006 were expensed as incurred.

Deferred financing costs: During 2006, the Company capitalized $230,000 of deferred financing costs related to its new financing agreement with North Fork Bank and is amortizing such amount over the life of the related debt (eight years). In 2006 the Company charged off approximately $167,000 of unamortized deferred debt costs to interest expense related to its prior financing agreement.

Net loss per share: Basic net loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted net loss per share by application of the treasury stock method.

Accounting period: The Company's fiscal year is the 52-53 week period ending on the Saturday closest to December 31. The Company has quarterly dates that correspond with the Saturday closest to the last day of each calendar quarter and each quarter consists of 13 weeks in a 52-week year. Periodically, the additional week to make a 53-week year (fiscal year 2008 will be the next) is added to the fourth quarter, making such quarter consist of 14 weeks.

Recent Accounting Pronouncements: On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-based Payment Awards," that provides an elective alternative transition method of calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R (the "APIC Pool") to the method otherwise required by paragraph 81 of SFAS 123R. The Company elected to use the regular method to calculate the APIC Pool. The regular method will not have an impact on the Company's results of operations or financial condition for the fiscal year ended December 29, 2007, due to the fact that the Company currently has prior period net operating losses and has not realized any tax benefits under SFAS 123R.

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

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) to provide guidance on Quantifying Financial Statement Misstatements. SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the SEC staff’s guidance in SAB 99 on evaluating the materiality of misstatements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

1. Nature of business and summary of significant accounting policies (continued)

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R established principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest if the acquired company and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R will have on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “ Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS . 160”). SFAS 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its financial position and results of operations.

2. Discontinued Operations

Company management determined, and the Board of Directors approved on August 9, 2007, that the Company should divest its FMI operations. The divestiture should enable Merrimac to concentrate its resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, the Company reflected FMI as a discontinued operation and the Company reclassified prior financial statements to reflect the results of operations, financial position and cash flows of FMI as discontinued operations.

On December 28, 2007, the Company sold substantially all of the assets of its wholly-owned subsidiary, FMI, to Firan Technology Group Corporation (“FTG”), a manufacturer of high technology/high reliability printed circuit boards, that has operations in Toronto, Ontario, Canada and Chatsworth, California. The transaction was effected pursuant to an asset purchase agreement entered into between Merrimac, FMI and FTG. The total consideration payable by FTG was $1,482,000 (Canadian $1,450,000) plus the assumption of certain liabilities of approximately $368,000 (Canadian $360,000). FTG paid $818,000 (Canadian $800,000) of the purchase price at closing and the balance was paid on February 21, 2008 following the conclusion of a transitional period. Included in cash and cash equivalents at December 29, 2007 was $427,000 that was held in escrow by our Canadian counsel that was awaiting wire transfer to our operating account on the next available banking day.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

2. Discontinued Operations (continued)

Operating results of FMI, which were formerly represented as the Company’s microwave micro-circuitry segment, are summarized as follows:

	Years Ended
	December 29, 2007	December 30, 2006

Net sales	$3,627,951	$5,044,745
Loss before provision (benefit) for income taxes	(5,876,703)	(750,785)
Gain on sale of assets of discontinued operation	1,935,874	-
Provision (benefit) for income taxes	446,000	(69,000)
Net loss	$(4,386,829)	$(681,785)

At December 30, 2006, the assets and liabilities relating to FMI have been reclassified as held for sale in the accompanying consolidated balance sheet. Loss from discontinued operations includes goodwill impairment charges of $3,756,000, a third quarter 2007 charge of $586,000 to write down the net assets held for sale of FMI to estimated fair value and a charge of $506,000 to provide a full valuation allowance for a Canadian net deferred tax asset. As a result of the sale of the Company’s discontinued operations in the fourth quarter of 2007, the Company recorded a gain from the disposal of discontinued operations of $1,936,000, which primarily consists of the non-cash realization of foreign currency translation adjustment of $2,025,000.

The assets and liabilities relating to FMI at December 30, 2006 are summarized as follows:

Cash	$562,204
Accounts receivable	711,163
Inventories	177,156
Other current assets	157,156
Current assets held for sale	1,607,679
Property, plant and equipment, net	1,209,633
Goodwill	3,503,219
Deferred income taxes	452,000
Long-term assets held for sale	5,164,852
Assets held for sale	$6,772,531
Current liabilities	$646,410
Long-term debt	251,540
Liabilities related to assets held for sale	$897,950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

3. Inventories

    Inventories consist of the following:

	December 29,	December 30,
	2007	2006
Finished goods	$239,503	$345,519
Work in process	2,979,632	1,539,645
Raw materials and purchased parts	1,820,635	1,855,153
	$5,039,770	$3,740,317

Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,623,000 at December 29, 2007 and $1,172,000 at December 30, 2006, of which $202,000 and $85,000, respectively, represented cost overruns. The Company disposed of $32,000 and $38,000 of obsolete inventories in 2007 and 2006, respectively.

4. Property, plant and equipment

Property, plant and equipment, which is carried at cost, consists of the following:

	December 29,	December 30,
	2007	2006

Land and land improvements	$647,531	$647,531
Building and leasehold improvements	6,692,388	6,541,656
Machinery and equipment	22,188,090	22,022,440
Office equipment, furniture and fixtures	8,028,663	7,414,721
	$37,556,672	$36,626,348

Depreciation and amortization expense was approximately $2,365,000 and $2,333,000 for 2007 and 2006, respectively.

5. Current and long-term debt

The Company was obligated under the following debt instruments at December 29, 2007 and December 30, 2006:

	2007	2006
North Fork Bank (A):
Revolving line of credit, 2.00% above LIBOR or 0.50% below prime	$-	$-
Term loan, due October 1, 2011, 2.25% above LIBOR or 0.50% below prime	1,500,000	1,900,000
Mortgage loan, due October 1, 2016, 2.25% above LIBOR or 0.50% below prime	2,812,500	2,962,500
	4,312,500	4,862,500
Less current portion	550,000	550,000
Long-term portion	$3,762,500	$4,312,500

On October 18, 2006, the Company entered into a financing agreement with North Fork Bank (now Capital One, N.A.) which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (“Term Loan”) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (“Mortgage Loan”). This financing agreement replaced the prior financing agreement with CIT. Completion of the new financing agreement resulted in additional cash loan proceeds of approximately $2,900,000 plus the release of previously restricted cash of $1,500,000. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). The revolving line of credit expires October 18, 2008. The Company anticipates the revolving credit facility will be renewed. At December 29, 2007, the Company had available borrowing capacity under its revolving line of credit of $3,200,000. The revolving line of credit bears interest at the prime rate less 0.50% (6.75% at December 29, 2007 and currently 5.50%) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance. The Term Loan bears interest at the prime rate less 0.50% (6.75% at December 29, 2007 and currently 5.50%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance. The Mortgage Loan bears interest at the prime rate less 0.50% (6.75% at December 29, 2007 and currently 5.50%) or LIBOR plus 2.25%. At December 29, 2007, the Company, under the terms of its agreement with North Fork Bank, elected to convert $1,500,000 of the Term Loan and $2,800,000 of the Mortgage Loan from their prime rate base to LIBOR-based interest rate loans for six months at an interest rate of 7.6325%, which expired January 18, 2008. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada. The provisions of the financing agreement require the Company to maintain certain financial covenants. The Company was in compliance with these covenants at December 29, 2007. In connection with the new financing agreement with North Fork Bank, the Company took a charge to interest expense of approximately $167,000 in the fourth quarter of 2006 related to the write-off of the unamortized loan costs related to the prior financing agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

5. Current and long-term debt (continued)

North Fork Bank and the Company amended the financing agreement, as of May 15, 2007, which (i) eliminated the fixed charge coverage ratio covenant for the quarter ended June 30, 2007, (ii) added a covenant related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four quarters ended June 30, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modified the fixed charge coverage ratio covenant for periods after the quarter ending September 29, 2007. The Company was in compliance with these amended covenants at December 29, 2007.

On August 9, 2007, North Fork Bank and Merrimac entered into a Pledge and Security Agreement, under which North Fork Bank consented to the guaranty by Merrimac of FMI's borrowings under the revolving credit agreement with The Bank of Nova Scotia in the amount of up to $250,000 (Canadian). In consideration for North Fork Bank providing such consent, Merrimac deposited $250,000 into a controlled collateral account with North Fork Bank and also agreed to prepay the mortgage loan portion of the credit facility with North Fork Bank with fifty percent of the net proceeds from a sale of FMI, up to a maximum amount of $500,000. This agreement terminated in November 2007 when The Bank of Nova Scotia terminated FMI’s revolving credit agreement. Upon the termination of such agreement, the Company agreed to repay a portion of its Mortgage Loan with the funds in the controlled collateral account upon the expiration of the LIBOR contracts in January 2008. On January 18, 2008, Merrimac paid $250,000 of the Mortgage Loan using the funds previously deposited into the controlled collateral account.

At December 29, 2007 and December 30, 2006, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

The payments now required under the long-term obligations listed above during the years following December 29, 2007 are set forth below:

2008	$550,000
2009	550,000
2010	550,000
2011	450,000
2012	150,000
Thereafter	2,062,500
$4,312,500

6. Accrued liabilities

Accrued liabilities consist of the following:

	2007	2006

Commissions	$134,343	$239,633
Vacation	396,495	244,013
Employee compensation	216,029	190,979
Warranty reserve	200,000	200,000
Deferred compensation	7,448	15,782
Professional fees	266,590	91,545
FMI Disposal costs, including termination costs	580,192	-
Restructuring	-	67,043
Other	164,306	49,981
	$1,965,403	$1,098,976

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

7. Stock option and stock purchase plans

New Share-Based Compensation Plans:

On June 22, 2006, the Company’s stockholders approved three new share-based compensation programs as follows: (i) 2006 Stock Option Plan; (ii) 2006 Key Employee Incentive Plan; and (iii) 2006 Non-Employee Directors’ Stock Plan.

The 2006 Stock Option Plan authorizes the grant of an aggregate of 500,000 shares of Common Stock to employees, directors and consultants of the Company. Under the 2006 Stock Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986 (“Code”), and/or non-qualified stock options. The purposes of the 2006 Stock Option Plan are to attract, retain and motivate employees, compensate consultants, and to enable employees, consultants and directors, including non-employee directors, to participate in the long-term growth of the Company by providing for or increasing the proprietary interests of such persons in the Company, thereby assisting the Company to achieve its long-range goals. The 2006 Stock Option Plan replaced the 2001 Stock Option Plan, and the remaining 19,700 unissued options under the 2001 Stock Option Plan are no longer available for grant.

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

At December 29, 2007 there were 335,900 options outstanding under the 2006 Stock Option Plan of which 28,500 were exercisable. Options are granted at the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan. Options available for grant under the 2006 Stock Option Plan were 164,100 at December 29, 2007.

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

The number of Restricted Shares issued under the 2006 Key Employee Incentive Plan will depend on whether the Company achieves certain target market capitalizations during the five-year period beginning on March 29, 2006 (the “Effective Date”). If the Company attains or achieves an average market capitalization equal to or greater than $58,000,000 during any six-month period during the five-year period beginning on the Effective Date (the “$58,000,000 Market Capitalization”), then each participant who shall still be in the employ of the Company on the last day of such six-month period will be issued the number of Restricted Shares determined by multiplying (a) his or her Award Percentage, (b) 5% and (c) the average market capitalization during such six-month period and dividing the product by the average fair market value of the common Stock during such six-month period.

In the event the Company attains or achieves an average market capitalization equal to or greater than $93,000,000 over the course of any six-month period during the five-year period beginning on the Effective Date (the “$93,000,000 Market Capitalization”), then each participant who shall still be in the employ of the Company on the last day of such six-month period will be awarded the number of Restricted Shares determined by multiplying (a) his or her Award Percentage, (b) 5% and (c) the average market capitalization during such six-month period and dividing the product by the average fair market value of the Common Stock during such six-month period. Such six-month periods may be, in whole or in part, coterminous with, the six-month period in which the $58,000,000 Market Capitalization is achieved. In no event can Restricted Shares be issued upon attainment of either the $58,000,000 Market Capitalization or the $93,000,000 Market Capitalization more than once during the five-year term of the 2006 Key Employee Incentive Plan.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

7. Stock option and stock purchase plans (continued)

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

As of December 29, 2007, no grants have been made under the 2006 Key Employee Incentive Plan.

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

On June 20, 2007, the Company issued a grant of 10,500 shares of restricted stock to its non-employee directors. The per share price of the grant was $9.78 (the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to the grant, pursuant to the terms of the plan). One third of such restricted stock vests on the anniversary of the grant date over a three-year period. Share-based compensation expense for the years ended December 29, 2007 and December 30, 2006 related to the grant of restricted stock was approximately $49,000 and $17,000, which was based on a straight-line amortization. Restricted shares of common stock available for grant under the 2006 Non-Employee Directors’ Stock Plan were 80,500 at December 29, 2007.

A summary of unvested restricted stock activity and information related to all restricted stock outstanding follows:

	Weighted-
	Average
	Grant-Day
	Fair Value	Shares
Outstanding at December 30, 2006	$9.52	9,000

Granted	9.78	10,500
Vested	9.52	(3,000)

Outstanding at December 29, 2007	$9.69	16,500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

7. Stock option and stock purchase plans (continued)

Existing Stock Option and Employee Stock Purchase Plans:

At December 29, 2007, the Company maintains share-based compensation arrangements under the following plans: (i) 1993 Stock Option Plan; (ii) 1997 Long Term Incentive Plan; and (iii) 2001 Stock Option Plan.

At December 29, 2007 there were 258,847 options outstanding under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan and the 2001 Stock Option Plan of which all were exercisable. No options are available for future grant under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan or the 2001 Stock Option Plan.

A summary of all stock option activity and information related to all options outstanding follows:

	2007		2006
	Weighted		Weighted
	average	Shares	average	Shares
	exercise	or price	exercise	or price
	price	per share	price	per share
Outstanding at beginning of year	$9.55	407,092	$9.83	430,869
Granted	9.36	255,500	9.54	85,500
Exercised	7.95	(9,465)	6.87	(4,200)
Expired	12.88	(39,930)	10.44	(99,000)
Forfeited	10.97	(18,450)	11.06	(6,077)
Outstanding at end of year	9.30	594,747	9.55	407,092
Exercisable at end of year	$9.19	287,347	$9.14	321,592
Option price range at end of year	$3.10-$17.00		$3.10-$17.00
Weighted average estimated fair value of options granted during the year		$3.68		$2.57

A summary of intrinsic and fair value stock option information follows:

Aggregate intrinsic value of all options at December 29, 2007	$718,000
Aggregate intrinsic value of exercisable options at December 29, 2007	$485,000
Intrinsic value of options exercised during 2007	$16,000
Fair value of options vested during 2007	$71,000

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 29, 2007.

As of December 29, 2007 the total future compensation cost related to non-vested stock options and the employee stock purchase plan not yet recognized in the consolidated statement of operations was $827,000. Of that total, $395,000, $324,000 and $108,000 are expected to be recognized in 2008, 2009 and 2010, respectively

In 2001, the Company's stockholders approved a stock purchase plan pursuant to which 250,000 shares of the Company's common stock were initially reserved for sale to eligible employees. Under this plan, the Company may grant employees the right to subscribe to purchase shares of common stock from the Company at 85% of the market value on specified dates and pay for the shares through payroll deductions over a period of up to 27 months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 29, 2006

7. Stock option and stock purchase plans (continued)

A summary of stock purchase plan subscription activity follows:

	2007		2006
	Weighted		Weighted
	average	Shares	average	Shares
	exercise	or price	exercise	or price
	price	per share	price	per share
Subscribed at beginning of year	$7.87	27,785	$6.34	44,047
Subscribed	-	-	8.10	18,771
Purchased	7.55	(11,000)	6.00	(32,723)
Cancelled	7.86	(1,072)	6.93	(2,310)
Subscribed at end of year	$8.10	15,713	$7.87	27,785
Subscription price range end of year	$8.10		$7.48 -$8.10
Weighted average estimated fair value of rights granted during the year		$-		$2.76

As of December 29, 2007, there were 165,732 shares available for future stock purchase plan subscriptions.

8. Income taxes

There was no provision or benefit for income taxes from continuing operations for 2007 or 2006.

Temporary differences which gave rise to a significant portion of deferred tax assets and liabilities at December 29, 2007 and December 30, 2006 are as follows:

	2007	2006
Current deferred tax assets:
Inventory valuation allowance	$595,000	$468,000
Capitalized inventory costs	43,000	33,000
Warranty cost	80,000	80,000
Deferred compensation	3,000	6,000
Other	152,000	151,000
	873,000	738,000
Less valuation allowance	(752,000)	(643,000)
Current deferred tax assets	121,000	95,000
Current deferred tax liabilities- Prepaid expenses	(173,000)	(195,000)
Net current deferred tax liabilities	(52,000)	(100,000)
Non-current deferred tax assets:
Net operating loss carryforwards	1,377,000	1,248,000
Research and development credits and costs	74,000	74,000
Other	137,000	120,000
	1,588,000	1,442,000
Less valuation allowance	(1,368,000)	(1,238,000)
Non-current deferred tax assets	220,000	204,000
Non-current deferred tax liabilities:
Depreciation and amortization	(190,000)	(80,000)
Other	22,000	(24,000)
Non-current deferred tax liabilities	(168,000)	(104,000)
Net non-current deferred tax assets	52,000	100,000
Net deferred tax assets, long-term	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

8. Income taxes (continued)

The statutory Federal income tax rate is reconciled to the effective tax rate computed by dividing the provision for income taxes by loss before income taxes as follows:

	2007	2006

Statutory Federal income tax rate	(34.0)%	(34.0)%
Effect of:
State income tax, net of Federal income tax effects	-	-
Change in valuation allowance	25.8	30.4
Other	8.2	3.6
Effective tax benefit	0.0%	0.0%

The Company files a U.S. income tax return which includes its Costa Rican subsidiary. This subsidiary is not subject to income tax in Costa Rica as it takes advantage of that country’s Free Trade Zone Law, as the Company has met the necessary commitments for capital investment of $6.3 million and employment targets of 45 employees. The Company has 100% exemption from Costa Rica taxes which expires in May 2009. The Company then has a 75% exemption for the following two years through May 2010 and a 50% exemption for the subsequent two years through May 2012. The Company has had minimal taxable income in Costa Rica and thus had no tax benefits from the tax exemption.

As of December 29, 2007, the Company had net operating loss carryforwards of approximately $3,700,000 for Federal income tax purposes and $2,300,000 for state income tax purposes which are available to offset future taxable income through 2027 and 2015, respectively. Included in the net operating losses as of December 27, 2007 are approximately $760,000 of future Federal tax deductions related to the exercise of employee stock options. Upon the removal of the valuation allowance, the tax benefit of this deduction will be credited to additional paid-in-capital. In addition, the Company has U.S Federal income tax credit carryforwards of approximately $187,000 of which $76,000 expire through 2015, $74,000 that expire through 2022 and $37,000 which have no expiration.

The Company increased its domestic deferred tax asset valuation allowance by $239,000 to $2,120,000, in fiscal year 2007 reflecting additional net operating loss carryforwards and lower deferred tax liabilities. In 2006 and 2005 the Company recorded additional valuation allowances for certain Canadian deferred tax assets of $427,000 and $270,000, respectively, because it believed that the probability of realization of such assets was uncertain. The Company increased its domestic deferred tax asset valuation allowance by $591,000 to $1,881,000, in fiscal year 2006 reflecting additional net operating loss carryforwards. The Company's domestic net deferred tax assets have been fully reserved as of December 29, 2007 and December 30, 2006.

On December 31, 2006, the Company adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. As of that date the Company had no uncertain tax positions and did not record any additional benefits or liabilities. At December 29, 2007, the Company had no uncertain tax positions and did not record any additional benefits or liabilities. The Company will recognize any accrued interest or penalties related to unrecognized tax benefits within the provision for income taxes.

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

During the second quarter of 2007, the Company took a charge of $506,000 to provide a full valuation allowance for a Canadian net deferred tax asset related to its discontinued operations. The current foreign tax benefits for the years ended December 29, 2007 and December 30, 2006 of $60,000 and $69,000, respectively, represent refundable Canadian provincial tax credits for which FMI, as a technology company, has qualified.

9. Concentration of risk

The Company's operations are conducted primarily through one business segment, electronic components and subsystems. Of the identifiable assets of the Company, 83% are located in the United States and 17% are located in Costa Rica.

Sales by geographic location are listed below.

	2007	2006
Geographic areas:
Sales to unaffiliated customers:
North America	$19,668	$20,872
Europe	1,700	1,174
Far East	471	416
Other	48	69
Consolidated	$21,887	$22,531

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

9. Concentration of risk (continued)

The following table presents our key customers and the percentage of net sales made to such customers:

	2007	2006
Raytheon Company	16.6%	12.6%
Lockheed Martin Corporation	11.3%	10.5%
Space Systems Loral	9.8%	7.9%
Northrop Grumman Corporation	7.0%	7.1%
The Boeing Company	6.7%	10.2%

Accounts receivable are financial instruments that expose the Company to a concentration of credit risk. A substantial portion of the Company's accounts receivable are from customers in the defense industry, and approximately 64% and 80% of its receivables at December 29, 2007 and December 30, 2006, respectively, were from six customers. Exposure to credit risk is limited by the large number of customers comprising the remainder of the Company's customer base, their geographical dispersion and by ongoing customer credit evaluations performed by the Company.

The following table presents percentage of accounts receivable owed by our key customers:

	2007	2006
Space Systems Loral	23.2%	9.3%
Lockheed Martin Corporation	12.7%	17.6%
Northrop Grumman Corporation	12.2%	12.4%
Raytheon Company	11.3%	15.6%
The Boeing Company	3.7%	12.7%
L-3 Communications	0.5%	12.0%

10. Net income (loss) per common share

Because of the net loss for the years ended December 29, 2007 and December 30, 2006 approximately 595,000 and 407,000 shares, respectively, underlying stock options were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive.

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

Total rent expense charged to operations amounted to $420,000 in 2007 and $427,000 in 2006. Future minimum lease payments under noncancellable operating leases with an initial term exceeding one year are as follows:

2008	$396,000
2009	404,000
2010	422,000
2011	34,000
Total	$1,256,000

Purchase obligations:

The Company intends to issue commitments to purchase approximately $1,700,000 of capital equipment from various vendors. Such equipment will be purchased and become operational during 2008.

Consulting and employment agreements; deferred compensation:

On April 11, 2006, Merrimac Industries, Inc. and its Chairman, President and Chief Executive Officer entered into an employment agreement (the Employment Agreement), setting forth the terms of Mr. Carter’s employment. Mr. Carter’s employment under the terms of the Employment Agreement will commence on April 11, 2006 and continue until December 31, 2010, and will be renewable for successive twelve-month periods unless terminated earlier by either party. The Employment Agreement supersedes and replaces his previous employment agreement with the Company, dated as of December 19, 1996, as amended on January 1, 1998. Pursuant to the Employment Agreement, Mr. Carter’s annual base salary is $332,000. In addition, Mr. Carter will be eligible to participate in the Company’s medical benefits, life insurance, 401(k) and similar programs generally

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

11. Commitments and contingencies (continued)

available to employees. Mr. Carter will also be eligible to participate in the Company’s stock purchase, stock option, and long-term incentive plans, and to receive bonuses, in the sole discretion of the compensation committee of Company’s board of directors.

A subsidiary of the Company entered into an employment agreement with the Founder and President Emeritus of FMI that provided for a minimum annual salary of $150,000 (Canadian). The term of the agreement ended on August 26, 2004 and was extended through January 27, 2006. It was subsequently extended until August 2007 at a minimum annual salary of $120,000 (Canadian). It was further extended until August 2008 at a minimum annual salary of $120,000 (Canadian).

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

Litigation:

The Company is a party to lawsuits, arising from the normal course of business. It is the opinion of management, that the disposition of these various lawsuits will not have a material adverse effect to the consolidated financial position or results of operations of the Company. Also see Note 18.

12. Restructuring charge

During 2006 the Company reduced its headcount by 12 persons, principally involved in production, manufacturing support, sales and administration. The Company recorded a personnel restructuring charge of $200,000, consisting of severance and certain other personnel costs, during the fourth quarter of 2006. Such charges increased the loss from continuing operations by $.06 per share. The Company paid $133,000 of these restructuring charges in 2006 and the remaining restructuring charge was paid in 2007.

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

On December 13, 2004 Infineon Technologies AG (“Infineon”), at such time a 15.2% holder of the Company’s common stock, sold 475,000 shares of the Company’s common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig G. Kuttner, purchased shares representing an aggregate of approximately 9.6% of the Company’s common stock. Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the Company.

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

DuPont and the four purchasers above hold registration rights, which currently give them the right in perpetuity to register an aggregate of 1,003,413 shares of Common Stock of the Company. There are no settlement alternatives and the registration of the shares of Common Stock would be on a “best efforts” basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

14. Related party transactions (continued)

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

During fiscal years 2007 and 2006, respectively, the Company's General Counsel, Katten Muchin Rosenman LLP, was paid $350,000 and $402,000 for providing legal services to the Company. A director of the Company is Counsel to the firm of Katten Muchin Rosenman LLP but does not share in any fees paid by the Company to the law firm.

During fiscal years 2007 and 2006, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $32,000 and $10,000 to these companies during 2007 and 2006, respectively. A director of the Company is the Chairman and Chief Executive Officer of each of these companies.

During each of fiscal years 2007 and 2006, a director of the Company was paid $36,000 for providing technology-related consulting services to the Company.

During fiscal year 2006 DuPont Electronic Technologies (“DuPont”), a stockholder, was paid $32,000 for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. No payments were made to DuPont during 2007. A director of the Company is an officer of DuPont, but does not share in any of these payments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

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

Generally, if any person or group acquires beneficial ownership of 12.5% or more of the Company's outstanding Common Stock, each Right (other than Rights held by such acquiring person or group) will be exercisable, at the $25.00 purchase price, for a number of shares of Common Stock having a market value of $50.00. Upon an acquisition of the Company, each Right (other than Rights held by the acquiror) will generally be exercisable, at the $25.00 purchase price, for a number of shares of common stock of the acquiror having a market value of $50.00. In certain circumstances, each Right may be exchanged by the Company for one share of Common Stock. The Rights will expire on March 19, 2009, unless earlier exchanged or redeemed at $0.01 per Right.

16. SAB 108 Cumulative Effect Adjustment

In September 2006, the SEC issued SAB 108 in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. Traditionally there have been two widely recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior-year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the adoption of SAB 108, the Company used the roll-over method for quantifying financial statement misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (roll-over) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the Company’s fiscal year 2006 annual financial statements.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.

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

Inventory reserve (1)	$63,000
Accrued liabilities (2)	321,000
Impact retained earnings (3)	$384,000

(1)	The Company recorded a non-specific inventory reserve for book-to-physical adjustments of $63,000.
Upon adoption of SAB 108, the Company recorded a $63,000 increase in inventory with a corresponding increase in retained earnings to correct this misstatement.

(2)
The Company had accrued its unbilled year-end audit, income tax preparation and annual report costs at the end of 2005. Under FASB Concepts Statement No. 6, “Elements of Financial Statements” and AICPA Technical Practice Aid 5290, these costs are to be expensed when incurred and not accrued. The Company recorded a $321,000 reduction of accrued liabilities with a corresponding increase in retained earnings to correct these misstatements.

(3)
Represents the net understatement of retained earnings for 2005 recorded as of January 1, 2006 for the initial application of SAB 108. Due to the Company’s net operating loss carry forwards, no provision for income taxes has been recorded.

17. Repurchase of Common Stock for the Treasury

On March 13, 2007, the Company repurchased in a private transaction 238,700 shares of its Common Stock for the treasury at $9.00 per share for an aggregate total of $2,148,300 from a group of investors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 29, 2007 and December 30, 2006

18. Subsequent Event

On February 22, 2008, a statement of claim in Ontario Superior Court of Justice was filed by a former FMI employee against FMI seeking damages for approximately $77,000 ($75,000 Canadian) for wrongful dismissal following the sale of FMI’s assets to FTG. On March 10, 2008, a statement of claim in Ontario Superior Court of Justice was filed by nineteen (19) former FMI employees against Merrimac, FMI and FTG seeking damages for wrongful dismissal for approximately $1,000,000 (Canadian $977,000) following the sale of FMI’s assets to FTG. The Company intends to defend these claims vigorously.

END OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
 FINANCIAL DISCLOSURE.

None.

ITEM 9A CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of December 29, 2007 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2007, the Company's disclosure controls and procedures are effective.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of Merrimac Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.

Management assessed the effectiveness of the Company’s internal control as of December 29, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of December 29, 2007, the Company’s internal control over financial reporting was effective, based on those criteria.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance that a restatement of our financial statements would be prevented or detected.

No change occurred in the Company's internal controls concerning financial reporting during the Company's fourth quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the Annual Report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

Pursuant to General Instruction E3 to Form 10-K, portions of information required by Items 10 through 12 and 14 and indicated below are hereby incorporated by reference to Merrimac's definitive Proxy Statement for the 2008 Annual Meeting of Stockholders (the "Proxy Statement") which Merrimac will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

NAME	AGE	POSITION
Mason N. Carter	62	Chairman, President and Chief Executive Officer
Robert V. Condon	61	Vice President, Finance, Treasurer,
		Secretary and Chief Financial Officer
Reynold K. Green	49	Vice President and Chief Operating Officer
Jayson E. Hahn	40	Vice President, Information Technology
		and Chief Information Officer
James J. Logothetis	48	Vice President and Chief Technology Officer
Adriana Mazza	56	Vice President, Human Resources
Michael Pelenskij	47	Vice President, Manufacturing

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

ITEM 11. EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the heading "Executive Compensation" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
  RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the heading "Share Ownership of Directors, Executive Officers and Certain Stockholders" contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the subheading "Certain relationships and related transactions and director independence" under the caption "Executive Compensation" contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information called for by Item 14 is set forth under the caption “Principal Accounting Fees and Services" contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3(a)
Certificate of Incorporation of Merrimac is hereby incorporated by reference to Exhibit 3(i)(b) to Post-Effective Amendment No. 2 to the Registration Statement on Form S-8 (No. 33-68862) of Merrimac dated February 23, 2001.

3(b)	By-laws of Merrimac are hereby incorporated by reference to Exhibit 3.1 to Merrimac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2007.

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

10(j)	2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63436) dated June 20, 2001.*

10(k)	2001 Stock Purchase Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63438) dated June 20, 2001.*

10(l)	2001 Amended and Restated Stock Option Plan is hereby incorporated by reference to Exhibit 4(i) to Merrimac's Quarterly Report on Form 10-QSB for the period ending June 30, 2001.*

10(m)	Merrimac Severance Plan, as adopted March 29, 2006, is hereby incorporated by reference to Exhibit 10(z) to Merrimac’s Annual Report on Form 10-K for the year ending December 31, 2005.

10(n)
Stock Purchase Agreement, dated March 29, 2006, between Merrimac and Mason N. Carter, is hereby incorporated by reference to Exhibit 10(aa) to Merrimac’s Annual Report on Form 10-K for the year ending December 31, 2005.

10(o)
Employment Agreement, dated April 11, 2006, between Merrimac and Mason N. Carter, is hereby incorporated by reference to Exhibit 10.1 to Merrimac’s Current Report on Form 8-K filed with the Securities Exchange and Commission on April 14, 2006.*

10(p)	2006 Stock Option Plan is hereby incorporated by reference to Exhibit A of Merrimac’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006.*

10(q)	2006 Key Employee Incentive Plan is hereby incorporated by reference to Exhibit B of Merrimac’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006.*

10(r)	2006 Non-Employee Directors’ Stock Plan is hereby incorporated by reference to Exhibit C of Merrimac’s Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006.*

10(s)
Revolving Credit, Term Loan and Securities Agreement, dated October 19, 2006, between Merrimac and North Fork Bank, is hereby incorporated by reference to Exhibit 10.1 to Merrimac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006.

10(t)
Stock Purchase and Confidentiality Agreement, dated March 13, 2007, between and among Merrimac, Adam Smith Investment Partners, L.P., Adam Smith Capital Management LLC, Diamond Capital Management, Adam Smith Investments, Ltd., Richard Grossman, Orin Hirschman, and Richard and Ana Grossman JTWROS, is hereby incorporated by reference to Exhibit 10(a) to Merrimac’s Quarterly Report on Form 10-Q for the period ending March 31, 2007.

10(u)
First Amendment, dated as of May 15, 2007, to the Revolving Credit, Term Loan and Security Agreement, dated as of October 18, 2006, by and between Merrimac and North Fork Bank, is hereby incorporated by reference to Exhibit 10.1 to Merrimac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007.

10(v)+	First Amendment, effective as of December 13, 2007, to the 2006 Stock Option Plan.*

10(w)+	First Amendment, effective as of December 13, 2007, to the 2006 Key Employee Incentive Plan.*

10(x)+	First Amendment, effective as of December 13, 2007, to the Amended and Restated Severance Plan.*

10(y)
Asset Purchase Agreement, dated December 28, 2007, between Filtran Microcircuits Inc., Merrimac, and Firan Technology Group Corporation, is hereby incorporated by reference to Exhibit 10.1 to Merrimac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2008.

21+	Subsidiaries of Merrimac.

23.1+	Consent of Independent Registered Public Accounting Firm J. H. Cohn LLP.

23.2+	Consent of Independent Registered Public Accounting Firm Grant Thornton LLP.

31.1+	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

+	Indicates that exhibit is filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMAC INDUSTRIES, INC.
(Registrant)

Date: March 28, 2008	By:	/s/ Mason N. Carter
Mason N. Carter
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Mason N. Carter	March 28, 2008	Chairman, President andChief Executive Officer (Principal executive officer and Director)
(Mason N. Carter)

/s/ Albert H. Cohen	March 28, 2008	Director
(Albert H. Cohen)

/s/ Edward H. Cohen	March 28, 2008	Director
(Edward H. Cohen)

/s/ Fernando L. Fernandez	March 28, 2008	Director
(Fernando L. Fernandez)

/s/ Joel H. Goldberg	March 28, 2008	Director
(Joel H. Goldberg)

/s/ Ludwig G. Kuttner	March 28, 2008	Director
(Ludwig G. Kuttner)

/s/ David B. Miller	March 28, 2008	Director
(David B. Miller)

/s/ Arthur A. Oliner	March 28, 2008	Director
(Arthur A. Oliner)

/s/ Harold J. Raveché	March 28, 2008	Director
(Harold J. Raveché)

/s/ Robert V. Condon	March 28, 2008	Vice President, Finance, Treasurer, Secretary and Chief Financial Officer (principal financial and accounting officer)
(Robert V. Condon)