Form 10-Q
period 2008-03-29
MERRIMAC INDUSTRIES INC
filed 2008-05-13
CIK 706864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer," "large accelerated filer" and a "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 9, 2008, there were 2,939,581 shares of Common Stock, par value $.01 per share, outstanding.

MERRIMAC INDUSTRIES, INC.
41 Fairfield Place
West Caldwell, NJ 07006

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Statements of Operations and Comprehensive Income (Loss)
	for the Quarters Ended March 29, 2008
	and March 31, 2007 (Unaudited)	1

Consolidated Balance Sheets-March 29, 2008 (Unaudited) and
	December 29, 2007	2

Consolidated Statement of Stockholders’ Equity for the Quarter
	Ended March 29, 2008 (Unaudited)	3

Consolidated Statements of Cash Flows for the Quarters
	Ended March 29, 2008 and March 31, 2007 (Unaudited)	4

Notes to Consolidated Financial Statements		5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRIMAC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Quarters Ended
	March 29,	March 31,
	2008	2007

CONTINUING OPERATIONS

Net sales	$5,757,686	$4,511,446
Costs and expenses:
Cost of sales	3,451,960	2,814,120
Selling, general and administrative	2,244,570	2,217,002
Research and development	372,818	484,245
	6,069,348	5,515,367

Operating loss	(311,662)	(1,003,921)
Interest and other (expense) income, net	(60,573)	20,632
Loss from continuing operations before income taxes	(372,235)	(983,289)
Provision for income taxes	-	-
Loss from continuing operations	(372,235)	(983,289)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-	(280,513)
Net loss	$(372,235)	$(1,263,802)
Loss per common share from continuing operations-basic and diluted	$(.13)	$(.32)
Loss per common share from discontinued operations-basic and diluted	$-	$(.09)
Net loss per common share-basic and diluted	$(.13)	$(.41)
Weighted average number of shares outstanding-basic and diluted	2,932,521	3,096,315

COMPREHENSIVE INCOME (LOSS)

Net loss	$(372,235)	$(1,263,802)
Other comprehensive income:
Foreign currency translation adjustment	-	61,383
Comprehensive loss	$(372,235)	$(1,202,419)

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	March 29,	December 29,
	2008	2007
	(UNAUDITED)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$626,882	$2,004,471
Accounts receivable, net	5,796,735	5,299,753
Inventories, net	6,074,147	5,039,770
Other current assets	741,803	774,007
Due from assets sale contract	-	664,282
Total current assets	13,239,567	13,782,283
Property, plant and equipment	37,863,621	37,556,672
Less accumulated depreciation and amortization	27,173,685	26,600,240
Property, plant and equipment, net	10,689,936	10,956,432
Restricted cash	-	250,000
Other assets	539,117	531,633
Deferred tax assets	52,000	52,000
Total Assets	$24,520,620	$25,572,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$550,000	$550,000
Accounts payable	976,371	943,381
Accrued liabilities	1,461,746	1,965,403
Customer deposits	346,272	363,296
Deferred income taxes	52,000	52,000
Total current liabilities	3,386,389	3,874,180
Long-term debt, net of current portion	3,375,000	3,762,500
Deferred liabilities	62,038	61,300
Total liabilities	6,823,427	7,697,980
Commitments and contingencies Stockholders' equity:
Preferred stock, par value $.01 per share: Authorized: 1,000,000 shares No shares issued
Common stock, par value $.01 per share: 20,000,000 shares authorized; 3,300,289 and 3,289,103 shares issued; and 2,937,384 and 2,926,198 shares outstanding, respectively	33,003	32,891
Additional paid-in capital	19,984,665	19,789,717
Retained earnings	801,689	1,173,924
	20,819,357	20,996,532
Less treasury stock, at cost – 362,905 shares at March 29, 2008 and December 29, 2007	(3,122,164)	(3,122,164)
Total stockholders' equity	17,697,193	17,874,368
Total Liabilities and Stockholders' Equity	$24,520,620	$25,572,348

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
QUARTER ENDED MARCH 29, 2008
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital(A)	Earnings	Shares	Amount	Total
Balance, December 29, 2007	3,289,103	$32,891	$19,789,717	$1,173,924	362,905	$(3,122,164)	$17,874,368
Net loss				(372,235)			(372,235)
Share-based compensation			120,346				120,346
Stock Purchase Plan sales	7,104	71	46,312				46,383
Exercise of stock options	4,082	41	28,290				28,331
Balance, March 29, 2008	3,300,289	$33,003	$19,984,665	$801,689	362,905	$(3,122,164)	$17,697,193

(A) Tax benefits associated with the exercise of employee stock options are recorded to additional paid-in capital when such benefits are realized.

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	March 29, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(372,235)	$(1,263,802)
Less loss from discontinued operations	-	(280,513)
Loss from continuing operations	(372,235)	(983,289)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	618,341	571,361
Amortization of deferred financing costs	8,040	7,196
Share-based compensation	120,346	51,461
Changes in operating assets and liabilities:
Accounts receivable	(496,982)	1,023,611
Inventories	(1,034,377)	(174,565)
Other current assets	32,203	246,076
Other assets	(15,524)	17,297
Accounts payable	32,890	(131,595)
Accrued liabilities	(503,656)	47,631
Customer deposits	(17,024)	(14,229)
Deferred liabilities	738	5,865
Net cash provided by (used in) operating activities of continuing operations	(1,627,240)	666,820
Net cash used in operating activities of discontinued operations	-	(151,911)
Net cash provided by (used in) operating activities	(1,627,240)	514,909

Cash flows from investing activities:
Purchases of capital assets	(351,845)	(400,524)
Cash proceeds from sale of discontinued operations	664,282	-
Net cash provided by (used in) investing activities of continuing operations	312,437	(400,524)
Net cash used in investing activities of discontinued operations	-	(98,202)
Net cash provided by (used in) investing activities	312,437	(498,726)

Cash flows from financing activities:
Repurchase of common stock for the treasury	-	(2,148,300)
Repayment of borrowings	(387,500)	(137,500)
Restricted cash returned	250,000	-
Proceeds from the exercise of stock options	28,331	43,750
Proceeds from Stock Purchase Plan sales	46,383	7,495

Net cash used in financing activities of continuing operations	(62,786)	(2,234,555)
Net cash used in financing activities of discontinued operations	-	(43,010)
Net cash used in financing activities	(62,786)	(2,277,565)

Effect of exchange rate changes on cash	-	2,327

Net decrease in cash and cash equivalents	(1,377,589)	(2,259,055)
Cash and cash equivalents at beginning of period, including $0 and $562,205 reported under assets held for sale	2,004,471	5,961,538

Cash and cash equivalents at end of period including $0 and $271,409 reported under assets held for sale	$626,882	$3,702,483
Supplemental disclosures of cash flow information:
Cash paid during the period for interest on credit facilities	$62,044	$91,341

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by accounting principles generally accepted in the United States of America for a full fiscal year. The financial statements do, however, reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position of Merrimac Industries, Inc. (“Merrimac” or the “Company”) as of March 29, 2008 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the results of operations related to Filtran Microcircuits Inc. (“FMI”) for the first quarter of 2007 have been reported as discontinued operations.

The consolidated balance sheet at December 29, 2007 has been derived from the audited financial statements at that date but does not include all the information required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 for the year ended December 29, 2007.

2. DISCONTINUED OPERATIONS

Company management determined, and the Board of Directors approved on August 9, 2007, that the Company should divest its FMI operations. The divestiture enables Merrimac to concentrate its resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, the Company reflected FMI as a discontinued operation and the Company reclassified prior consolidated financial statements to reflect the results of operations, financial position and cash flows of FMI as discontinued operations.

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

Operating results of FMI, which were formerly represented as Merrimac’s microwave micro-circuitry segment, are summarized as follows:

Quarter ended March 31, 2007

Net sales	$925,674
Net loss	$(280,513)

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. CONTRACT REVENUE RECOGNITION

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104. Contract revenue and related costs on fixed-price and cost-reimbursement contracts that require customization of products to customer specifications are recorded when title transfers to the customer, which is generally on the date of shipment, collection of the related receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Prior to shipment, accumulated manufacturing costs incurred on such contracts are recorded as work-in-process inventory. The Company currently has one contract for the engineering design, development and production of space electronics products. The Company accounts for this contract in accordance with AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Sales and related contract costs for design and development services under this contract are recognized based on the cost-to-cost method. Sales and related contract costs for products delivered under this contract are recognized on a units-of-delivery basis. Revenue related to non-recurring engineering charges is generally recognized upon shipment of the related initial units produced or based upon contractually established stages of completion. Anticipated losses on contracts are charged to operations in the period when the loss becomes known. The reserve for cost overruns is shown as a reduction of the accumulated costs recorded as work-in-process inventory.

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is reasonably assured. The Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company’s very limited experience with these contracts. No revenue was recognized related to cost-reimbursement contracts during the first quarters of 2008 or 2007.

4. ACCOUNTING PERIOD

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

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at March 31, 2007 was attributable solely to the effects of foreign currency translation. Following the sale of the Company’s discontinued operations, there is no foreign currency translation adjustment at March 29, 2008.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of “blockage” factors by brokers, dealers and investment companies that have been applying AICPA Guides. The Company adopted SFAS No. 157 On December 30, 2007. The Company has no financial assets or liabilities subject to the requirements of SFAS No. 157. The adoption of SFAS No. 157 did not have an impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. The Company adopted SFAS No. 159 on December 30, 2007. The adoption of SFAS No. 159 did not have an impact on its financial position or results of operations.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R established principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest of the acquired company and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R will have on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its financial position and results of operations.

7. SHARE-BASED COMPENSATION

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

For the quarters ended March 29, 2008 and March 31, 2007, share-based compensation expense related to the various stock option plans and the 2001 Employee Stock Purchase Plan was allocated as follows:

	Quarters Ended
	March 29, 2008	March 31, 2007

Cost of sales	$45,000	$8,000
Selling, general and administrative	75,000	43,000
Total share-based compensation	$120,000	$51,000

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option valuation model. There were no options granted in either of the quarters ended March 29, 2008 or March 31, 2007, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Plans:

On June 22, 2006, the Company’s stockholders approved three share-based compensation programs as follows: (i) 2006 Stock Option Plan; (ii) 2006 Key Employee Incentive Plan; and (iii) 2006 Non-Employee Directors’ Stock Plan.

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

At March 29, 2008, there were 315,900 options outstanding under the 2006 Stock Option Plan of which 25,167 were exercisable. Options are granted at the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan. Options available for grant under the 2006 Stock Option Plan were 184,100 at March 29, 2008.

At March 29, 2008, the Company also maintains share-based compensation arrangements under the following plans: (i) 1993 Stock Option Plan; (ii) 1997 Long Term Incentive Plan; and (iii) 2001 Stock Option Plan.

At March 29, 2008, there were 192,480 options outstanding under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan and the 2001 Stock Option Plan, of which all were exercisable. No options are available for future grant under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan or the 2001 Stock Option Plan.

A summary of all stock option activity and information related to all options outstanding for the quarter ended March 29, 2008 follows:

	2008
	Weighted
	average	Shares
	exercise	or price
	price	per share

Outstanding at beginning of year	$9.30	594,747
Granted	-	-
Exercised	6.94	(4,082)
Expired	8.46	(23,785)
Forfeited	11.29	(58,500)
Outstanding at end of period	9.32	508,380
Exercisable at end of period	$9.20	222,647
Option price range at end of period	$3.10-$17.00
Weighted average estimated fair value of options granted during the year		$-

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of intrinsic and fair value stock option information follows:

Aggregate intrinsic value of all options at March 29, 2008	$65,000
Aggregate intrinsic value of exercisable options at March 29, 2008	$65,000
Intrinsic value of options exercised during 2008	$9,000

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the period and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 29, 2008.

As of March 29, 2008, the total future compensation cost related to nonvested stock options and the employee stock purchase plan not yet recognized in the statement of operations was $731,000. Of that total, $283,000, $332,000 and $116,000 are expected to be recognized in 2008, 2009 and 2010, respectively.

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

On June 20, 2007, the Company issued a grant of 10,500 shares of restricted stock to its non-employee directors. The per share price of the grant was $9.78 (the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to the grant, pursuant to the terms of the plan). One third of such restricted stock vests on the anniversary of the grant date over a three-year period. Share-based compensation expense for the quarters ended March 29, 2008 and March 31, 2007 related to the grants of restricted stock was approximately $16,000 and $7,000, which was based on a straight-line amortization. Restricted shares of common stock available for grant under the 2006 Non-Employee Directors’ Stock Plan were 80,500 at March 29, 2008.

A summary of unvested restricted stock activity and information related to all restricted stock outstanding follows:

	Weighted-
	Average
	Grant-Day
	Fair Value	Shares
Outstanding at December 29, 2007	$9.69	16,500

Granted	-	-
Vested	-	-
Outstanding at March 29, 2008	$9.69	16,500

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INVENTORIES

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

Inventories consist of the following:

	March 29, 2008	December 29, 2007
Finished goods	$278,096	$239,503
Work in process	3,684,579	2,979,632
Raw materials and purchased parts	2,111,472	1,820,635
Total	$6,074,147	$5,039,770

Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,469,000 at March 29, 2008 and $1,623,000 at December 29, 2007 of which $127,000 and $202,000, respectively, represented cost overruns related to work-in-process inventory. The Company recorded provisions for obsolescence and cost overruns of $(75,000) and $23,000 for the quarters ended March 29, 2008 and March 31, 2007, respectively.

9. LONG-LIVED ASSETS

The Company accounts for long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The Company’s fixed assets and intangible assets related to its Multi-Mix® product line have been tested for recoverability at least annually since 2002 following the guidance of SFAS No. 144. Based on the results of this testing the Company has concluded that the undiscounted cash flows expected to result from the use of these assets exceeds its carrying amount, and therefore there is no impairment loss.

Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstances, as described in SFAS No. 144, indicate that the carrying value may not be recoverable. Impairment charges would be included with costs and expenses in the Company's consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's consolidated balance sheets.

10. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at March 29, 2008 and December 29, 2007:

	2008	2007
Capital One, N.A.:
Revolving line of credit, 2.00% above LIBOR or 0.50% below prime	$-	$-
Term loan, due October 1, 2011, 2.25% above LIBOR or 0.50% below prime	1,400,000	1,500,000
Mortgage loan, due October 1, 2016, 2.25% above LIBOR or 0.50% below prime	2,525,000	2,812,500
	3,925,000	4,312,500
Less current portion	550,000	550,000
Long-term portion	$3,375,000	$3,762,500

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 18, 2006, the Company entered into a financing agreement with Capital One, N.A. (previously North Fork Bank) (“Capital One”) which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (“Term Loan”) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (“Mortgage Loan”). The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). The revolving line of credit expires October 18, 2008. The Company anticipates the revolving credit facility will be renewed. At March 29, 2008, the Company had available borrowing capacity under its revolving line of credit of $3,660,000. The revolving line of credit bears interest at the prime rate less 0.50% (4.75% at March 29, 2008 and currently 4.50%) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance. The Term Loan bears interest at the prime rate less 0.50% (4.75% at March 29, 2008 and currently 4.50%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance. The Mortgage Loan bears interest at the prime rate less 0.50% (4.75% at March 29, 2008 and currently 4.50%) or LIBOR plus 2.25%. At March 29, 2008, the Company had no portion of its borrowings under LIBOR-based interest rates. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada.

Capital One and the Company amended the financing agreement, as of May 15, 2007, which (i) eliminated the fixed charge coverage ratio covenant for the quarter ended June 30, 2007, (ii) added a covenant related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four quarters ended June 30, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modified the fixed charge coverage ratio covenant for periods after the quarter ending September 29, 2007. The Company was in compliance with these amended covenants at March 29, 2008.

On August 9, 2007, Capital One and Merrimac entered into a Pledge and Security Agreement, under which Capital One consented to the guaranty by Merrimac of FMI's borrowings under the revolving credit agreement with The Bank of Nova Scotia in the amount of up to $250,000 (Canadian). In consideration for Capital One providing such consent, Merrimac deposited $250,000 into a controlled collateral account with Capital One and also agreed to prepay the mortgage loan portion of the credit facility with Capital One with fifty percent of the net proceeds from a sale of FMI, up to a maximum amount of $500,000. This agreement terminated in November 2007 when The Bank of Nova Scotia terminated FMI’s revolving credit agreement. Upon the termination of such agreement, the Company agreed to repay a portion of its Mortgage Loan with the funds in the controlled collateral account upon the expiration of the LIBOR contracts in January 2008. On January 18, 2008, Merrimac paid $250,000 of the Mortgage Loan using the funds previously deposited into the controlled collateral account.

At March 29, 2008 and December 29, 2007, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

11. WARRANTIES

The Company's products sold under contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology-specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $50,000 and $51,000 for the quarters ended March 29, 2008 and March 31, 2007, respectively. The warranty reserve at March 29, 2008 and December 29, 2007 was $200,000.

12. INCOME TAXES

As of March 29, 2008, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first quarter of 2008.

On December 31, 2006, the Company adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. As of that date the Company had no uncertain tax positions and did not record any additional benefits or liabilities. At March 29, 2008 and December 29, 2007, the Company had no uncertain tax positions and did not record any additional benefits or liabilities. The Company will recognize any accrued interest or penalties related to unrecognized tax benefits within the provision for income taxes.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company may become subject to these limitations in 2008 depending on the extent of the changes in its ownership.

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

Because of the net loss for the quarters ended March 29, 2008 and March 31, 2007 approximately 508,000 and 386,000 shares, respectively, underlying stock options were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive.

15. RELATED PARTY TRANSACTIONS

During the first quarter of 2008, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $73,000 for providing legal services to the Company. During the first quarter of 2007, Katten Muchin Rosenman LLP was paid $88,000. A director of the Company is counsel to Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2008 and 2007, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $1,000 to these companies during the first quarter of 2008. The Company paid an aggregate of $16,000 to these companies during the first quarter of 2007. A director of the Company is the chairman and chief executive officer of these companies.

During each of the first quarters of 2008 and 2007, a director of the Company was paid $9,000 for providing technology-related consulting services to the Company.

The Company has an agreement with DuPont Electronic Technologies (“DuPont”), a stockholder and the employer of a director, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. No payments were made to DuPont during the first quarters of 2008 and 2007. A director of the Company is an officer of DuPont, but does not share in any of these payments.

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

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

DuPont and two of the purchasers above hold registration rights, which currently give them the right in perpetuity to register an aggregate of 828,413 shares of Common Stock of the Company. There are no settlement alternatives and the registration of the shares of Common Stock would be on a “best efforts” basis.

15. REPURCHASE OF COMMON STOCK

On March 13, 2007, the Company repurchased in a private transaction 238,700 shares of its Common Stock for the treasury at $9.00 per share for an aggregate total of $2,148,300 from a group of investors.

16. LEGAL PROCEEDINGS

On February 22, 2008, a statement of claim in Ontario Superior Court of Justice was filed by a former FMI employee against FMI seeking damages for approximately $77,000 ($75,000 Canadian) for wrongful dismissal following the sale of FMI’s assets to FTG. The Company agreed to settle this claim in May 2008 for a minimal amount.

On March 10, 2008, a statement of claim in Ontario Superior Court of Justice was filed by nineteen (19) former FMI employees against Merrimac, FMI and FTG seeking damages for wrongful dismissal for approximately $1,000,000 (Canadian $977,000) following the sale of FMI’s assets to FTG. The former FMI employees are alleging that an employment contract existed between FMI and the plaintiffs and are seeking additional damages for termination of the alleged contract.

The Company believes it has been improperly named in this claim and is petitioning the Court to be removed as a defendant.

The Company has an Employment Practices Liability insurance policy that extends coverage to its subsidiaries. The insurance carrier agreed to provide a defense in this matter on April 24, 2008 and they retained Canadian counsel to defend this claim. The Company made provision for the deductible amount of the insurance policy which is $25,000. In accordance with the requirements of SFAS No. 5, after discussions with counsel, The Company cannot presently determine if the likelihood of an unfavorable outcome is probable, reasonably possible or remote. In addition, The Company cannot reasonably estimate the amount of a probable loss, other than the minimal deductible amount under the insurance policy. The Company and its insurance carrier intend to defend these claims vigorously.

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

The Company continued to experience losses from continuing operations in the first quarter of 2008 despite increased orders and backlog as such increased orders and backlog required additional hiring resulting in increased personnel costs. Improved orders and the increased opening backlog from 2007 provided the increase in sales during the first quarter of 2008 compared to the first quarter of 2007, particularly sales of Multi-Mix® products to the defense industry. The increased gross profit from the higher sales level, along with lower research and development expenses resulted in a lower operating loss for the first quarter of 2008 as compared to the first quarter of 2007. Backlog increased by $2,397,000 or 13.3% to $20,388,000 at the end of the first quarter of 2008 from the end of 2007. The March 29, 2008 backlog is the highest quarter-end backlog the Company has achieved.

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

The Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2008 by approximately $900,000. The Company intends to issue commitments to purchase $1,300,000 of capital equipment from various vendors for the remainder of 2008. The Company anticipates that such equipment will be purchased and become operational during the remainder of 2008. The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008. The Company anticipates the revolving credit facility will be renewed.

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

The Company anticipates 2008 orders from its defense and satellite customers will be comparable to fiscal year 2007 levels. Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company’s core strengths and revenue generators.

Discontinued operations.

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

Operating results of FMI, which were formerly represented as Merrimac’s microwave micro-circuitry segment, are summarized as follows:

March 31, 2007

Net sales	$926,000
Net loss	$(281,000)

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

Impairment of long-lived assets

The following is a summary of the carrying amounts of the Multi-Mix® Microtechnology net assets included in the Company's consolidated financial statements at March 29, 2008 and the related future planned purchases and lease obligation commitments through January 2011.

Net assets:
Property, plant and equipment, at cost	$14,851,000
Less accumulated depreciation and amortization	9,706,000

Property, plant and equipment, net	5,145,000
Inventories	488,000
Other assets, net	144,000

Total net assets at March 29, 2008	5,777,000

Commitments:
Planned equipment purchases for the remainder of 2008	625,000
Lease obligations through January 2011	550,000

Total commitments	1,175,000

Total net assets and commitments	$6,952,000

Approximately 35% of the property, plant and equipment may be utilized in other areas of our electronic components and subsystems operations.

Any future demand for Multi-Mix® for the wireless market is dependent on various third-party programs and is directly related to the timing of our customers’ and potential customers’ phase-out of existing programs and their migration, which is not assured and has not yet commenced commercially, toward new programs to meet their customers’ new requirements. While these circumstances have resulted in the delay or cancellation of Multi-Mix® Microtechnology product purchases that had been anticipated from certain specific customers or programs, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the Company. In accordance with the Company’s evaluation of Multi-Mix® under SFAS No. 144 at December 29, 2007, the Company has determined no provision for impairment was required at that time. Management will continue to monitor the recoverability of the Multi-Mix® assets.

Contract Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104. Contract revenue and related costs on fixed-price and cost-reimbursement contracts that require customization of products to customer specifications are recorded when title transfers to the customer, which is generally on the date of shipment, collection of the related receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Prior to shipment, accumulated manufacturing costs incurred on such contracts are recorded as work-in-process inventory. The Company currently has one contract for the engineering design, development and production of space electronics products. The Company accounts for this contract in accordance with AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”. Sales and related contract costs for design and development services under this contract are recognized based on the cost-to-cost method. Sales and related contract costs for products delivered under this contract are recognized on a units-of-delivery basis. Revenue related to non-recurring engineering charges is generally recognized upon shipment of the related initial units produced or based upon contractually established stages of completion. Anticipated losses on contracts are charged to operations in the period when the loss becomes known. The reserve for cost overruns is shown as a reduction of the accumulated costs recorded as work-in-process inventory.

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is reasonably assured. The Company submits financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which the Company performed work on cost-reimbursement contracts. The Company does not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given the Company’s very limited experience with these contracts. No revenue was recognized related to cost-reimbursement contracts during the first quarters of 2008 or 2007.

Inventory Valuation

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, a provision for a potential loss is made and charged to operations. Total inventories are net of valuation allowances for obsolescence and cost overruns of $1,469,000 at March 29, 2008 and $1,623,000 at December 29, 2007. The Company recorded provisions for obsolescence and cost overruns of $(75,000) and $23,000 for the quarters ended March 29, 2008 and March 31, 2007, respectively.

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

Valuation of Deferred Tax Assets

As of March 29, 2008, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first quarter of 2008.

CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
(UNAUDITED)

The following table reflects the percentage relationships of items from the Consolidated Statements of Operations as a percentage of net sales.

	Percentage of Net Sales
	Quarters Ended
	March 29,	March 31,
Continuing operations	2008	2007

Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	60.0	62.4
Selling, general and administrative	39.0	49.2
Research and development	6.4	10.7
	105.4	122.3

Operating loss	(5.4)	(22.3)
Interest and other (expense) income, net	(1.1)	0.5

Loss from continuing operations before income taxes	(6.5)	(21.8)
Provision for income taxes	-	-
Loss from continuing operations	(6.5)	(21.8)
Loss from discontinued operations	-	(6.2)
Net loss	(6.5)%	(28.0)%

FIRST QUARTER OF 2008 COMPARED TO THE FIRST QUARTER OF 2007-CONTINUING OPERATIONS

Net sales.

Net sales from continuing operations for the first quarter of 2008 were $5,758,000, an increase of $1,247,000 or 27.6 percent compared to the first quarter of 2007 net sales of $4,511,000. Net sales from continuing operations increased due to the higher level of orders received during 2007 and the resultant higher backlog at the beginning of the 2008 fiscal year, including higher sales of Multi-Mix® products to defense industry related customers.

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

The following table presents key performance measures that we use to monitor our operating results for the quarters ended March 29, 2008 and March 31, 2007:

	2008	2007
Beginning backlog	$17,991,000	$11,490,000
Plus orders	8,155,000	5,969,000
Less net sales	5,758,000	4,511,000
Ending backlog	$20,388,000	$12,948,000
Book-to-bill ratio	1.42	1.32

Orders of $8,155,000 were received during the first quarter of 2008, an increase of $2,186,000 or 36.6% compared to $5,969,000 in orders received during the first quarter of 2007. Backlog increased by $2,397,000 or 13.3% to $20,388,000 at the end of the first quarter of 2007 compared to $17,991,000 at year-end 2007, due to the increased orders received during the first three months from defense industry related customers that are scheduled for shipment later in 2008 and 2009. The book-to-bill ratio for the first quarter of 2008 was 1.42 to 1 and for the first quarter of 2007 was 1.32 to 1. The orders, backlog and book-to-bill data for the first quarter of 2007 exclude FMI information.

Cost of sales and Gross profit.

The following table provides comparative gross profit information between the quarters ended March 29, 2008 and March 31, 2007.

	Quarter ended March 29, 2008			Quarter ended March 31, 2007
	$	Increase/ (Decrease) from prior period	% of Net Sales	$	Increase/ (Decrease) from prior period	% of Net Sales
Consolidated gross profit	$2,306,000	$609,000	40.0%	$1,697,000	$(171,000)	37.6%

The increase in consolidated gross profit and consolidated gross profit percentage for the first quarter of 2008 was due to the impact of the higher level of sales allowing the Company to better absorb fixed manufacturing costs.

Depreciation expense included in consolidated cost of sales for the first quarter of 2008 was $572,000, an increase of $45,000 compared to the first quarter of 2007. For the first quarter of 2008, approximately $398,000 of depreciation expense was associated with Multi-Mix® Microtechnology capital assets. For the first quarter of 2007, approximately $375,000 of depreciation expense was associated with Multi-Mix® Microtechnology capital assets.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,245,000 for the first quarter of 2008 increased by $28,000 or 1.2%, and when expressed as a percentage of net sales, decreased by 10.2 percentage points to 39.0% compared to the first quarter of 2007. The increase in such expenses for the first quarter of 2008 was due to higher commissions and selling costs related to additional sales personnel hired and higher professional fees.

Research and development expenses.

Research and development expenses for new products were $373,000 for the first quarter of 2008, a decrease of $111,000 or 23.0%, and when expressed as a percentage of net sales, decreased by 4.3 percentage points to 6.4% compared to the first quarter of 2007. Substantially all of the research and development expenses were related to Multi-Mix® Microtechnology products. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for Multi-Mix®.

Operating loss from continuing operations.

Operating loss from continuing operations for the first quarter of 2008 was $312,000, compared to an operating loss from continuing operations of $1,004,000 for the first quarter of 2007. The decrease in operating loss from continuing operations for the first quarter of 2008 as compared to the first quarter of 2007 was due to the improved gross profit caused by the increase in sales and lower research and development costs as compared to the first quarter of 2007.

Interest and other (expense) income, net.

Interest and other (expense) income, net was $(61,000) for the first quarter of 2008 compared to interest and other (expense) income, net of $21,000 for the first quarter of 2007. Interest expense for the first quarter of 2008 and 2007 was principally incurred on borrowings under the term loans which the Company entered into during the fourth quarter of 2003 and refinanced in October 2006. Interest expense for the first quarter of 2008 was higher than the first quarter of 2007 due to the lower levels of investable cash that provided less interest income as compared to the first quarter of 2007.

Income taxes.

As of March 29, 2008, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first three months of 2008.

On December 31, 2006, the Company adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. As of that date the Company had no uncertain tax positions and did not record any additional benefits or liabilities. At March 29, 2008 and December 29, 2007, the Company had no uncertain tax positions and did not record any additional benefits or liabilities. The Company will recognize any accrued interest or penalties related to unrecognized tax benefits within the provision for income taxes.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. The Company may become subject to these limitations in 2008 depending on the extent of the changes in its ownership.

Loss from continuing operations.

For the reasons set forth above, loss from continuing operations for the first quarter of 2008 was $372,000 compared to a loss from continuing operations of $983,000 for the first quarter of 2007. Loss from continuing operations for the first quarter of 2008 was $.13 per share compared to a loss from continuing operations of $.32 per share for the first quarter of 2007.

Discontinued operations.

There was no loss from discontinued operations in the first quarter of 2008. Loss from discontinued operations for the first quarter of 2007 was $281,000. Loss from discontinued operations for the first quarter of 2007 was $.09 per share.

Net loss.

For the reasons set forth above, net loss for the first quarter of 2008 was $372,000 compared to a net loss of $1,264,000 for the first quarter of 2007. Net loss for the first quarter of 2008 was $.13 per share compared to a net loss of $.41 per share for the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $627,000 at the end of the first quarter of 2008 compared to approximately $2,000,000 at the end of 2007. The principal reasons for the reduction in cash at March 29, 2008 were capital expenditures of $352,000, operating cash used of $1,627,000 as described below, and repayments of borrowings of $388,000 offset, in part, by restricted cash returned of $250,000 and the proceeds of the sale of FMI’s assets of $664,000. The Company's working capital was approximately $9,800,000 and its current ratio was 3.9 to 1 at the end of the first quarter of 2008 compared to $9,900,000 and 3.5 to 1, respectively, at the end of 2007. At March 29, 2008, the Company had available borrowing capacity under its revolving line of credit of $3,660,000.

The Company's activities from continuing operations used operating cash flows of $1,627,000 during the first quarter of 2008 compared to generating $667,000 of operating cash flows during the first quarter of 2007. The primary uses of operating cash flows from continuing operations for the first quarter of 2008 were the quarterly loss from continuing operations of $372,000 which was reduced by depreciation and amortization of $618,000 and share-based compensation of $120,000, an increase in accounts receivable of $497,000 as a result of the higher first quarter sales level, an increase in inventories of $1,034,000 to meet the production associated with the increase in backlog and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $488,000. The primary sources of operating cash flows from continuing operations for the first quarter of 2007 were a decrease in accounts receivable of $1,024,000 and a decrease in other current assets of $246,000, offset by the loss from continuing operations of $983,000 which was reduced by depreciation and amortization of $571,000 and share-based compensation of $51,000, an increase in inventory of $175,000 and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $98,000.

The Company made net cash investments in property, plant and equipment of $352,000 during the first quarter of 2008 compared to net cash investments made in property, plant and equipment of $401,000 during the first quarter of 2007. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix® Microtechnology was $5,145,000 at the end of the first quarter of 2008, a decrease of $336,000 compared to $5,481,000 at the end of fiscal year 2007.

The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008.

On October 18, 2006, the Company entered into a financing agreement with Capital One, N.A. (previously North Fork Bank) (“Capital One”) which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (“Term Loan”) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (“Mortgage Loan”). The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). The revolving line of credit expires October 18, 2008. The Company anticipates the revolving credit facility will be renewed. At March 29, 2008, the Company had available borrowing capacity under its revolving line of credit of $3,660,000. The revolving line of credit bears interest at the prime rate less 0.50% (4.75% at March 29, 2008 and currently 4.50%) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance. The Term Loan bears interest at the prime rate less 0.50% (4.75% at March 29, 2008 and currently 4.50%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance. The Mortgage Loan bears interest at the prime rate less 0.50% (4.75% at March 29, 2008 and currently 4.50%) or LIBOR plus 2.25%. At March 29, 2008, the Company had no portion of its borrowings under LIBOR-based interest rates. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada.

Capital One and the Company amended the financing agreement, as of May 15, 2007, which (i) eliminated the fixed charge coverage ratio covenant for the quarter ended June 30, 2007, (ii) added a covenant related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four quarters ended June 30, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modified the fixed charge coverage ratio covenant for periods after the quarter ending September 29, 2007. The Company was in compliance with these amended covenants at March 29, 2008.

On August 9, 2007, Capital One and Merrimac entered into a Pledge and Security Agreement, under which Capital One consented to the guaranty by Merrimac of FMI's borrowings under the revolving credit agreement with The Bank of Nova Scotia in the amount of up to $250,000 (Canadian). In consideration for Capital One providing such consent, Merrimac deposited $250,000 into a controlled collateral account with Capital One and also agreed to prepay the mortgage loan portion of the credit facility with Capital One with fifty percent of the net proceeds from a sale of FMI, up to a maximum amount of $500,000. This agreement terminated in November 2007 when The Bank of Nova Scotia terminated FMI’s revolving credit agreement. Upon the termination of such agreement, the Company agreed to repay a portion of its Mortgage Loan with the funds in the controlled collateral account upon the expiration of the LIBOR contracts in January 2008. On January 18, 2008, Merrimac paid $250,000 of the Mortgage Loan using the funds previously deposited into the controlled collateral account.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first three months of 2008 by approximately $266,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2008 by approximately $900,000. The Company intends to issue commitments to purchase $1,300,000 of capital equipment from various vendors for the remainder of 2008. The Company anticipates that such equipment will be purchased and become operational during 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of “blockage” factors by brokers, dealers and investment companies that have been applying AICPA Guides. The Company adopted SFAS No. 157 On December 30, 2007. The Company has no financial assets or liabilities subject to the requirements of SFAS No. 157. The adoption of SFAS No. 157 did not have an impact on its financial position or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. The Company adopted SFAS No. 159 On December 30, 2007. The adoption of SFAS No. 159 did not have an impact on its financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R established principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest of the acquired company and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R will have on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about the market risks affecting Merrimac, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007, which is incorporated herein by reference. Our exposure to market risk has not changed materially since December 29, 2007.

ITEM 4. CONTROLS AND PROCEDURES

As of March 29, 2008 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2008, the Company's disclosure controls and procedures were effective.

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

On February 22, 2008, a statement of claim in Ontario Superior Court of Justice was filed by a former FMI employee against FMI seeking damages for approximately $77,000 ($75,000 Canadian) for wrongful dismissal following the sale of FMI’s assets to FTG. The Company agreed to settle this claim in May 2008 for a minimal amount.

On March 10, 2008, a statement of claim in Ontario Superior Court of Justice was filed by nineteen (19) former FMI employees against Merrimac, FMI and FTG seeking damages for wrongful dismissal for approximately $1,000,000 (Canadian $977,000) following the sale of FMI’s assets to FTG. The former FMI employees are alleging that an employment contract existed between FMI and the plaintiffs and are seeking additional damages for termination of the alleged contract.

The Company believes it has been improperly named in this claim and is petitioning the Court to be removed as a defendant.

The Company has an Employment Practices Liability insurance policy that extends coverage to its subsidiaries. The insurance carrier agreed to provide a defense in this matter on April 24, 2008 and they retained Canadian counsel to defend this claim. The Company made provision for the deductible amount of the insurance policy which is $25,000. In accordance with the requirements of SFAS No. 5, after discussions with counsel, The Company cannot presently determine if the likelihood of an unfavorable outcome is probable, reasonably possible or remote. In addition, The Company cannot reasonably estimate the amount of a probable loss, other than the minimal deductible amount under the insurance policy. The Company and its insurance carrier intend to defend these claims vigorously.

ITEM 1A. RISK FACTORS.

There have been no material changes to our Risk Factors from those presented in our Form 10-K for fiscal year 2007.

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

MERRIMAC INDUSTRIES, INC.
Date: May 13, 2008	By:	/s/ Mason N. Carter
Mason N. Carter
Chairman, President and
Chief Executive Officer

Date: May 13, 2008	By:	/s/ Robert V. Condon
Robert V. Condon
Vice President, Finance and
Chief Financial Officer