Form 10-Q
period 2008-06-28
MERRIMAC INDUSTRIES INC
filed 2008-08-18
CIK 706864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and a smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 11, 2008, there were 2,948,037 shares of Common Stock, par value $.01 per share, outstanding.

MERRIMAC INDUSTRIES, INC.
41 Fairfield Place
West Caldwell, NJ 07006

INDEX

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
	for the Quarters and Six Months Ended June 28, 2008
	and June 30, 2007 (Unaudited)	1

Condensed Consolidated Balance Sheets-June 28, 2008 (Unaudited) and
	December 29, 2007	2

Condensed Consolidated Statement of Stockholders’ Equity for the Six Months
	Ended June 28, 2008 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Six Months
	Ended June 28, 2008 and June 30, 2007 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements		5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRIMAC INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

CONTINUING OPERATIONS

Net sales	$7,524,203	$5,371,471	$13,281,889	$9,882,917
Costs and expenses:
Cost of sales	4,308,912	3,004,761	7,760,872	5,818,881
Selling, general and administrative	2,353,395	1,976,729	4,597,965	4,193,731
Research and development	374,581	335,262	747,399	819,507
	7,036,888	5,316,752	13,106,236	10,832,119

Operating income (loss)	487,315	54,719	175,653	(949,202)
Interest and other (expense) income, net	(48,607)	(4,231)	(109,180)	16,401
Income (loss) from continuing operations before
income taxes	438,708	50,488	66,473	(932,801)
Provision (benefit) for income taxes	-	-	-	-
Income (loss) from continuing operations	438,708	50,488	66,473	(932,801)

DISCONTINUED OPERATIONS

Loss from discontinued operations, after
income taxes in 2007	(55,036)	(3,519,411)	(55,036)	(3,799,924)
Net income (loss)	$383,672	$(3,468,923)	$11,437	$(4,732,725)
Income (loss) per common share from continuing
operations-basic	$.15	$.02	$.02	$(.31)
Loss per common share from discontinued
operations-basic	$(.02)	$(1.21)	$(.02)	$(1.27)
Net income (loss) per common share-basic	$.13	$(1.19)	$-	$(1.58)
Income (loss) per common share from continuing
operations-diluted	$.15	$.02	$.02	$(.31)
Loss per common share from discontinued
operations-diluted	$(.02)	$(1.20)	$(.02)	$(1.27)
Net income (loss) per common share-diluted	$.13	$(1.18)	$-	$(1.58)

Weighted average number of shares
outstanding-basic	2,939,788	2,910,711	2,936,155	3,003,513

Weighted average number of shares
outstanding-diluted	2,945,203	2,947,464	2,948,287	3,003,513

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$383,672	$(3,468,923)	$11,437	$(4,732,725)
Comprehensive income (loss):
Foreign currency translation adjustment	-	307,131	-	368,514
Comprehensive income (loss)	$383,672	$(3,161,792)	$11,437	$(4,364,211)

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 28, 2008	December 29, 2007
	(UNAUDITED)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$409,374	$2,004,471
Accounts receivable, net	7,609,252	5,299,753
Inventories, net	6,462,065	5,039,770
Other current assets	542,981	774,007
Due from assets sale contract	-	664,282
Total current assets	15,023,672	13,782,283
Property, plant and equipment	37,949,701	37,556,672
Less accumulated depreciation and amortization	27,650,605	26,600,240
Property, plant and equipment, net	10,299,096	10,956,432
Restricted cash	-	250,000
Other assets	470,390	531,633
Deferred tax assets	52,000	52,000
Total Assets	$25,845,158	$25,572,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,050,000	$550,000
Accounts payable	1,085,015	943,481
Accrued liabilities	1,645,339	1,965,403
Customer deposits	483,393	363,296
Deferred income taxes	52,000	52,000
Total current liabilities	4,315,747	3,874,180
Long-term debt, net of current portion	3,237,500	3,762,500
Deferred liabilities	62,778	61,300
Total liabilities	7,616,025	7,697,980
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares
No shares issued
Common stock, par value $.01 per share:
20,000,000 shares authorized; 3,310,486 and 3,289,103 shares issued; and 2,947,581 and 2,926,198 shares outstanding, respectively	33,105	32,891
Additional paid-in capital	20,132,831	19,789,717
Retained earnings	1,185,361	1,173,924
	21,351,297	20,996,532
Less treasury stock, at cost - 362,905 shares at June 28, 2008 and December 29, 2007	(3,122,164)	(3,122,164)
Total stockholders' equity	18,229,133	17,874,368
Total Liabilities and Stockholders' Equity	$25,845,158	$25,572,348

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 28, 2008
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 29, 2007	3,289,103	$32,891	$19,789,717	$1,173,924	362,905	$(3,122,164)	$17,874,368
Net income				11,437			11,437
Share-based compensation			257,480				257,480
Stock Purchase Plan sales	9,301	93	57,344				57,437
Exercise of stock options	4,082	41	28,290				28,331
Vesting of restricted stock	8,000	80					80
Balance, June 28, 2008	3,310,486	$33,105	$20,132,831	$1,185,361	362,905	$(3,122,164)	$18,229,133

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 28, 2008	June 30, 2007
Cash flows from operating activities:
Net income (loss)	$11,437	$(4,732,725)
Less, loss from discontinued operations	(55,036)	(3,799,924)
Income (loss) from continuing operations	66,473	(932,801)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,270,228	1,157,836
Amortization of deferred financing costs	16,080	14,716
Share-based compensation	257,560	132,496
Changes in operating assets and liabilities:
Accounts receivable	(2,309,499)	644,552
Inventories	(1,422,295)	(825,915)
Other current assets	125,749	187,107
Other assets	125,891	(198,602)
Accounts payable	141,534	170,648
Accrued liabilities	(295,515)	9,204
Customer deposits	120,097	102,000
Deferred liabilities	1,479	11,730
Net cash provided by (used in) operating activities of continuing operations	(1,902,218)	472,971
Net cash used in operating activities of discontinued operations	(55,036)	(295,948)
Net cash provided by (used in) operating activities	(1,957,254)	177,023

Cash flows from investing activities:
Purchases of capital assets	(612,893)	(755,796)
Cash proceeds from sale of discontinued operations	664,282	-
Net cash provided by (used in) investing activities of continuing operations	51,389	(755,796)
Net cash used in investing activities of discontinued operations	-	(171,265)
Net cash provided by (used in) investing activities	51,389	(927,061)

Cash flows from financing activities:
Repurchase of common stock for the treasury	-	(2,148,300)
Borrowings under revolving credit facility	500,000	-
Repayment of long-term debt	(525,000)	(275,000)
Restricted cash returned	250,000	-
Proceeds from the exercise of stock options	28,331	73,800
Proceeds from Stock Purchase Plan sales	57,437	7,495

Net cash provided by (used in) financing activities of continuing operations	310,768	(2,342,005)
Net cash used in financing activities of discontinued operations	-	(68,496)
Net cash provided by (used in) financing activities	310,768	(2,410,501)

Effect of exchange rate changes	-	16,410

Net decrease in cash and cash equivalents	(1,595,097)	(3,144,129)
Cash and cash equivalents at beginning of period, including $0 and $562,205 reported under assets held for sale	2,004,471	5,961,537

Cash and cash equivalents at end of period including $0 and $42,905 reported under assets held for sale	$409,374	$2,817,408
Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest on credit facilities	$112,717	$182,544

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by accounting principles generally accepted in the United States of America for a full fiscal year. The financial statements do, however, reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position of Merrimac Industries, Inc. (“Merrimac” or the “Company”) as of June 28, 2008 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the results of operations related to Filtran Microcircuits Inc. (“FMI”) for the quarterly and six months of 2007 prior periods have been reported as discontinued operations.

The condensed consolidated balance sheet at December 29, 2007 has been derived from the audited financial statements at that date but does not include all the information required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 for the year ended December 29, 2007.

2. DISCONTINUED OPERATIONS

Company management determined, and on August 9, 2007 the Board of Directors approved, that the Company should divest its FMI operations. The divestiture should enable Merrimac to concentrate its resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, the Company reflected FMI as a discontinued operation and the Company reclassified prior financial statements to reflect the results of operations, financial position and cash flows of FMI as discontinued operations.

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

Operating results of FMI, which were formerly represented as Merrimac’s microwave micro-circuitry segment, are summarized as follows:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$-	$854,000	$-	$1,766,000
Loss before provision for income taxes	$(55,000)	$(3,013,000)	$(55,000)	$(3,294,000)

Provision for income taxes	—	506,000	—	506,000
Net loss	$(55,000)	$(3,519,000)	$(55,000)	$(3,800,000)

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. CONTRACT REVENUE RECOGNITION

The Company derives its revenues from sales of the following: customized products, which include amounts billable for non-recurring engineering services and in some instances the production and delivery of prototypes, and the subsequent production and delivery of units under short-term, firm-fixed price contracts; the design, documentation, production and delivery of a series of complex components under long-term firm-fixed price contracts; and the delivery of off-the-shelf standard products.

The Company accounts for all contracts, except those for the sale of off-the-shelf standard products, in accordance with AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

The Company recognizes all amounts billable under short-term contracts involving non-recurring engineering (“NRE”) services for customization of products in net sales and all related costs in cost of sales under the completed-contract method when the customized units are delivered. The Company periodically enters into contracts with customers for the development and delivery of a prototype prior to the shipment of units. Under those circumstances, the Company recognizes all amounts billable for NRE services in net sales and all related costs in cost of sales when the prototype is delivered and recognizes all of the remaining amounts billable and the related costs when the units are delivered.

Periodically, the Company has complex, long-term contracts for the engineering design, development and production of space electronics products for which revenue is recognized under the percentage-of-completion method. Sales and related contract costs for design and documentation services under this type of contract are recognized based on the cost-to-cost method. Sales and related contract costs for products delivered under these contracts are recognized on the units-of-delivery method.

Pursuant to SOP 81-1, anticipated losses on all contracts are charged to operations in the period when the losses become known.

Sales of off-the-shelf standard products and related costs of sales are recorded when title transfers to the customer, which is generally on the date of shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable.

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

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at June 30, 2007 was attributable solely to the effects of foreign currency translation. Following the sale of the Company’s discontinued operations in December 2007, there is no foreign currency translation adjustment at June 28, 2008.

6. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of “blockage” factors by brokers, dealers and investment companies that have been applying AICPA Guides. The Company adopted SFAS No. 157 on December 30, 2007. The adoption of SFAS No. 157 did not have an impact on its financial position and results of operations.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. The Company adopted SFAS No. 159 on December 30, 2007. The adoption of SFAS No. 159 did not have an impact on its financial position and results of operations, since the Company did not elect the fair value option for any assets or liabilities.

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

For the quarters and six months ended June 28, 2008 and June 30, 2007, share-based compensation expense related to the 2001 Employee Stock Purchase Plan and the various stock option plans was allocated as follows:

	Quarters Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Cost of sales	$45,000	$21,000	$90,000	$29,000
Selling, general and administrative	93,000	60,000	168,000	103,000
Total share-based compensation	$138,000	$81,000	$258,000	$132,000

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option valuation model.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following weighted average assumptions for options granted in the quarters and six months ended June 28, 2008 and June 30, 2007 were utilized:

	2008	2007
Expected option life (years)	6.0	5.7
Expected volatility	37.56%	32.89%
Risk-free interest rate	3.14%	4.53%
Expected dividend yield	0.00%	0.00%

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

At June 28, 2008, there were 328,100 options outstanding under the 2006 Stock Option Plan of which 124,365 were exercisable. Options are granted at the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan. Options available for grant under the 2006 Stock Option Plan were 171,900 at June 28, 2008.

At June 28, 2008, the Company also maintains share-based compensation arrangements under the following plans: (i) 1997 Long-Term Incentive Plan; and (ii) 2001 Stock Option Plan.

At June 28, 2008, there were 143,300 options outstanding under the 1997 Long Term Incentive Plan and the 2001 Stock Option Plan, of which all were exercisable. No options are available for future grant under the 1997 Long Term Incentive Plan or the 2001 Stock Option Plan.

A summary of all stock option activity and information related to all options outstanding follows:

	2008
	Weighted
	average	Shares
	exercise	or price
	price	per share

Outstanding at beginning of year	$9.30	594,747
Granted	5.15	17,500
Exercised	6.94	(4,082)
Expired	10.12	(72,965)
Forfeited	8.53	(63,800)
Outstanding at end of period	$9.14	471,400
Exercisable at end of period	$9.22	267,665
Option price range at end of period	$5.15 - $17.00
Weighted average estimated fair value of options granted during the year		$2.14

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of intrinsic and fair value stock option information follows:

Aggregate intrinsic value of outstanding options at June 28, 2008	$0
Aggregate intrinsic value of exercisable options at June 28, 2008	$0
Intrinsic value of options exercised during 2008	$9,000
Fair value of options vested during 2008	$343,000

As of June 28, 2008, the total future compensation cost related to nonvested stock options and the employee stock purchase plan not yet recognized in the statement of operations was $674,000. Of that total, $197,000, $344,000, $128,000 and $5,000 are expected to be recognized in 2008, 2009, 2010 and 2011, respectively.

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

On June 26, 2008, the Company issued a grant of 9,000 shares of restricted stock to six of its non-employee directors. The per share price of the grant was $5.15 (the closing price of the Company’s shares on The American Stock Exchange on the date immediately prior to the grant, pursuant to the terms of the plan). One third of such restricted stock vests on the anniversary of the grant date over a three-year period. Share-based compensation expense for the quarter and six months ended June 28, 2008 related to the grants of restricted stock was approximately $32,000 and $47,000, respectively, which was based on a straight-line amortization. Share-based compensation expense for the quarter and six months ended June 30, 2007 related to the grants of restricted stock was approximately $7,000 and $14,000, respectively. Restricted shares of common stock available for grant under the 2006 Non-Employee Directors’ Stock Plan were 71,500 at June 28, 2008.

A summary of unvested restricted stock activity and information related to all restricted stock outstanding follows:

	Weighted-
	Average
	Grant-Day
	Fair Value	Shares
Outstanding at December 29, 2007.	$9.69	16,500
Granted	5.15	9,000
Vested	9.67	(8,000)
Outstanding at June 28, 2008	$7.36	17,500

8. INVENTORIES

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories.

Inventories consist of the following:

	June 28, 2008	December 29, 2007
Finished goods	$538,857	$239,503
Work in process	3,297,259	2,979,632
Raw materials and purchased parts	2,625,949	1,820,635
Total	$6,462,065	$5,039,770

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. LONG-LIVED ASSETS

The Company accounts for long-lived assets under SFAS 144, “Accounting for the impairment or disposal of long-lived assets” (“SFAS NO. 144”). Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstances as described in SFAS No. 144 indicate that the carrying value may not be recoverable. Impairment charges would be included with costs and expenses in the Company's consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's consolidated balance sheets.

Fixed assets and intangible assets related to the Multi-Mix® product line have been tested for recoverability at least annually since 2002 following the guidance of SFAS No. 144. Based on the results of this testing, we have concluded that the undiscounted cash flows expected to result from the use of these assets exceeds its carrying amount and, therefore, there is no impairment loss.

10. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at June 28, 2008 and December 29, 2007:

	2008	2007
Capital One, N.A. (formerly North Fork Bank):
Revolving line of credit, 2.00% above LIBOR or 0.50% below prime	$500,000	$-
Term loan, due October 1, 2011, 2.25% above LIBOR or 0.50% below prime	1,300,000	1,500,000
Mortgage loan, due October 1, 2016, 2.25% above LIBOR or 0.50% below prime	2,487,500	2,812,500
	4,287,500	4,312,500
Less current portion	1,050,000	550,000
Long-term portion	$3,237,500	$3,762,500

On October 18, 2006, the Company entered into a financing agreement with Capital One, N.A. (formerly North Fork Bank) which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (“Term Loan”) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (“Mortgage Loan”). This financing agreement replaced the prior financing agreement with CIT. Completion of the financing agreement resulted in additional cash loan proceeds of approximately $2,900,000 plus the release of previously restricted cash of $1,500,000. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement).

Our revolving line of credit with Capital One, N.A. expires in October 2008. Capital One, N.A. has indicated to us that it does not intend to renew the line of credit. We believe that we will be able to refinance the line of credit with another financial institution, but such refinancing likely will be on less favorable terms to us. The Company borrowed $500,000 under its revolving line of credit on May 1, 2008. At June 28, 2008, the Company had available borrowing capacity under its revolving line of credit of $4,500,000. Subsequent to the end of the second quarter of 2008, the Company borrowed an additional $500,000 under its revolving line of credit on July 1, 2008. The revolving line of credit bears interest at the prime rate less 0.50% (4.50% at June 28, 2008 and currently 4.50%) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance. The Term Loan bears interest at the prime rate less 0.50% (4.50% at June 28, 2008 and currently 4.50%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance. The Mortgage Loan bears interest at the prime rate less 0.50% (4.50% at June 28, 2008 and currently 4.50%) or LIBOR plus 2.25%. At June 28, 2008, the Company had no portion of its borrowings under LIBOR-based interest rates. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Capital One, N.A. and the Company amended the financing agreement, as of May 15, 2007, which (i) eliminated the fixed charge coverage ratio covenant for the quarter ended June 30, 2007, (ii) added a covenant related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four quarters ended June 30, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modified the fixed charge coverage ratio covenant for periods after the quarter ending September 29, 2007. The Company was in compliance with these amended covenants at June 28, 2008.

On August 9, 2007, Capital One, N.A. and Merrimac entered into a Pledge and Security Agreement, under which Capital One, N.A. consented to the guaranty by Merrimac of FMI's borrowings under the revolving credit agreement with The Bank of Nova Scotia in the amount of up to $250,000 (Canadian). In consideration for Capital One, N.A. providing such consent, Merrimac deposited $250,000 into a controlled collateral account with Capital One, N.A. and also agreed to prepay the mortgage loan portion of the credit facility with Capital One, N.A. with fifty percent of the net proceeds from a sale of FMI, up to a maximum amount of $500,000. This agreement terminated in November 2007 when The Bank of Nova Scotia terminated FMI’s revolving credit agreement. Upon the termination of such agreement, the Company agreed to repay a portion of its Mortgage Loan with the funds in the controlled collateral account upon the expiration of the LIBOR contracts in January 2008. On January 18, 2008, Merrimac repaid $250,000 of the Mortgage Loan using the funds previously deposited into the controlled collateral account.

At June 28, 2008 and December 29, 2007, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

11. WARRANTIES

The Company's products sold under contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $15,000 and $28,000 for the quarters ended June 28, 2008 and June 30, 2007, respectively, and $65,000 and $79,000 for the six months ended June 28, 2008 and June 30, 2007, respectively. The warranty reserve at June 28, 2008 and December 29, 2007 was $200,000.

12. INCOME TAXES

The Company’s effective tax rate for the quarter and six months ended June 28, 2008, (which effective tax rate was zero percent), reflects U.S. Federal Alternative Minimum Tax and State income taxes that are due based on certain statutory limitations on the use of the Company’s net operating loss carryforwards. No provision or benefit for income taxes was recorded based on management’s estimate of the minimal projected taxable income and the availability of net operating loss carryforwards that can be utilized.

As of June 28, 2008, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the second quarter of 2008.

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

13. BUSINESS SEGMENT DATA

The Company's continuing operations are conducted through one business segment, electronic components and subsystems. This segment involves the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 85% are located in the United States and 15% are located in Costa Rica.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following table summarizes the calculation of basic and diluted net income (loss) per share:

	Quarters Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net income (loss)	$383,672	$(3,468,923)	$11,437	$(4,732,725)

Basic net income (loss) per share
Weighted average number of shares outstanding for basic net income (loss) per share- Common stock	2,939,788	2,910,711	2,936,155	3,003,513

Net income (loss) per common share - basic	$.13	$(1.19)	$-	$(1.58)

Diluted net income (loss) per share
Weighted average number of shares outstanding for diluted net income (loss) per share:
Common stock	2,939,788	2,910,711	2,936,155	3,003,513
Effect of dilutive securities:
Stock options (1)	5,415	36,753	12,132	-
Weighted average number of shares outstanding for diluted net income (loss) per share	2,945,203	2,947,464	2,948,287	3,003,513

Net income (loss) per common share - diluted	$.13	$(1.18)	$-	$(1.58)

(1)	Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

Diluted net income (loss) per share excludes 456,000 and 228,000 shares underlying stock options for the quarters ended June 28, 2008 and June 30, 2007, respectively, as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on net income (loss) per share. Diluted net income (loss) per share excludes 425,000 shares underlying stock options for the six-month period ended June 28, 2008, as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on net income (loss) per share. Due to the net loss for the six months ended June 30, 2007, approximately 625,000 shares underlying stock options were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive.

15. RELATED PARTY TRANSACTIONS

During the second quarter and first six months of 2008, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $96,000 and $169,000, respectively, for providing legal services to the Company. During the second quarter and first six months of 2007, Katten Muchin Rosenman LLP was paid $108,000 and $196,000, respectively. A director of the Company is counsel to Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2008 and 2007 the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $2,000 and $3,000 to these companies during the second quarter and first six months of 2008, respectively. The Company paid an aggregate of $5,000 and $21,000 to these companies during the second quarter and first six months of 2007, respectively. A director of the Company is the chairman and chief executive officer of these companies.

During the second quarter and first six months of 2008 and 2007, a director of the Company was paid $9,000 and $18,000, respectively, for providing technology-related consulting services to the Company.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has an agreement with DuPont Electronic Technologies (“DuPont”), a stockholder and the employer of a director, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. No payments were made to DuPont during the second quarter and first six months of 2008 or 2007. A director of the Company is an officer of DuPont, but would not share in these payments, if any.

Compensation of Directors: Each director, who is not an employee of the Company, receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit Committee receives an annual fee of $2,500 for his services in such capacity. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2006 Stock Option Plan, each non-employee director is granted an option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Such options have a three-year vesting period. Each such grant has an exercise price equal to the fair market value on the date of such grant and will expire on the tenth anniversary of the date of the grant. On June 26, 2008, non-qualified stock options to purchase an aggregate of 17,500 shares were issued to seven directors at an exercise price of $5.15 per share. Also on June 26, 2008, pursuant to the 2006 Non-Employee Directors’ Stock Plan, six directors each received a grant of 1,500 shares of restricted stock at a fair market value of $5.15 per share. One-third of such restricted stock vests on the anniversary of the grant date over a three-year period.

On December 13, 2004, Infineon Technologies AG (“Infineon”), at such time the beneficial owner of approximately 15% of the Company’s common stock, sold 475,000 shares of the Company’s common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings, LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig G. Kuttner, who was President and Chief Executive Officer of Hampshire Group, Limited (“Hampshire”), purchased 300,000 shares representing an aggregate of approximately 9.6% of the Company’s Common Stock at that time. Mr. Kuttner was elected to the Company’s Board of Directors at its 2006 Annual Meeting of Stockholders. As a result of an ongoing investigation by Hampshire's audit committee, the Securities and Exchange Commission, and the Department of Justice of allegations of certain improprieties and possibly unlawful conduct involving Mr. Kuttner and other Hampshire executives, Mr. Kuttner's employment with Hampshire has been terminated and he remains as a director. Mr. Kuttner took a leave of absence from his position as a director of Merrimac. During his leave of absence, Mr. Kuttner was not entitled to any compensation from the Company. Mr. Kuttner rescinded his leave of absence from his position as a director of Merrimac as of June 20, 2007. Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the Company. In connection with the transaction, the Company and Infineon terminated the Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000, as amended, which provided that the Company would design, develop and produce exclusively for Infineon certain Multi-Mix® products that incorporate active RF power transistors for use in certain wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth transceivers.

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

17. LEGAL PROCEEDINGS

Merrimac is a party to lawsuits, arising in the normal course of business. It is the opinion of management of Merrimac that the disposition of these various lawsuits will not individually or in the aggregate have a material adverse effect on the consolidated financial position or the results of operations of the Company.

On February 22, 2008, a statement of claim in Ontario Superior Court of Justice was filed by a former FMI employee against FMI seeking damages for approximately $77,000 ($75,000 Canadian) for wrongful dismissal following the sale of FMI’s assets to FTG. The Company settled this claim in May 2008 for a minimal amount.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 10, 2008, a statement of claim in Ontario Superior Court of Justice was filed by nineteen (19) former FMI employees against Merrimac, FMI and FTG seeking damages for wrongful dismissal for approximately $1,000,000 (Canadian $977,000) following the sale of FMI’s assets to FTG. The former FMI employees are alleging that an employment contract existed between FMI and the plaintiffs and are seeking additional damages for termination of the alleged contract. Merrimac believes it has been improperly named in this claim and is petitioning the Court to be removed as a defendant.

Merrimac has an Employment Practices Liability insurance policy that extends coverage to its subsidiaries. The insurance carrier agreed to provide a defense in this matter on April 24, 2008 and they retained Canadian counsel to defend this claim. Merrimac made provision for the deductible amount of the insurance policy which is $25,000. In accordance with the requirements of SFAS No. 5, after discussions with counsel, Merrimac cannot presently determine if the likelihood of an unfavorable outcome is probable, reasonably possible or remote. In addition, Merrimac cannot reasonably estimate the amount of a probable loss, other than the minimal deductible amount under the insurance policy. Merrimac and its insurance carrier intend to defend this claim vigorously.

18. SUBSEQUENT EVENT

On July 23, 2008, a Statement of Claim was filed in Ontario Superior Court of Justice by the lessor of the premises formerly occupied by FMI in Ontario, Canada, against FMI, Merrimac, and FTG. The Statement of Claim seeks damages of $150,612 in respect of the period from and after which FTG, which purchased the assets of FMI, removed operations from the premises through the term of the lease. In addition, the Statement of Claim seeks damages for $110,319 for repairs to the premises, and seeks to set aside the transfer of assets from FMI to FTG for the failure to comply with the Bulk Sales Act Ontario.

In accordance with the requirements of SFAS No. 5, after discussions with counsel, Merrimac cannot presently determine if the likelihood of an unfavorable outcome is probable, reasonably possible or remote. In addition, Merrimac cannot reasonably estimate the amount of a probable loss. The Company intends to defend this claim vigorously.

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

For the second quarter and first six months of 2008, the Company returned to profitable results from continuing operations. Previously, the Company had experienced losses from continuing operations in the first quarter of 2008 and prior quarters. Improved orders and the increased opening backlog from 2007 provided the catalyst to increase sales for the second quarter of 2008 by $2,153,000 or 40.1% and $3,399,000 or 34.4% for the first six months of 2008 compared to 2007, particularly sales of Core and Multi-Mix® products to defense industry-related customers. The increased gross profit from the higher sales level coupled with most expenses, as a percentage of net sales, being lower than previous periods, resulted in income from continuing operations for the second quarter of 2008 as compared to losses in recent prior quarters. Backlog increased by $2,397,000 or 13.3% to $20,388,000 at the end of the first quarter of 2008 from the end of 2007. The June 28, 2008 backlog of $20,102,000, an increase of $2,111,000 or 11.7% compared to year-end 2007 backlog of $17,991,000, is slightly below the highest quarter-end backlog of $20,388,000 that the Company achieved in March 2008, because of the higher level of second quarter 2008 sales.

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

The Company anticipates that depreciation and amortization expenses will exceed its revised capital expenditures for fiscal year 2008 by approximately $1,600,000. The Company intends to reduce its commitments to purchase capital equipment from various vendors to an amount of approximately $400,000 for the remainder of 2008. The Company anticipates that such equipment will be purchased and become operational during the remainder of 2008. The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008. Capital One, N.A. has indicated to us that it does not intend to renew the line of credit. We believe that we will be able to refinance the line of credit with another financial institution, but such refinancing likely will be on less favorable terms to us.

Selling, general and administrative expenses consist of personnel costs for administrative, selling and marketing groups, sales commissions to employees and manufacturers representatives, travel, product marketing and promotion costs, as well as legal, accounting, information technology and other administrative costs. As discussed below, the Company expects to continue to make significant and increasing expenditures for selling, general and administrative expenses, especially in connection with implementation of its strategic plan for generating and expanding sales of Multi-Mix® products.

Research and development expenses consist of materials, salaries and related expenses of certain engineering personnel, and outside services related to product development projects. The Company charges all research and development expenses to operations as incurred. The Company believes that continued investment in research and development is critical to the Company’s long-term business success. The Company intends to continue to invest in research and development programs in future periods, and expects that these costs will increase over time, in order to develop new products, enhance performance of existing products, and reduce the cost of current or new products.

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

Merrimac management determined, and on August 9, 2007 the Board of Directors approved, that Merrimac should divest its FMI operations. The divestiture should enable Merrimac to concentrate its resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, the Company reflected FMI as a discontinued operation and the Company reclassified prior financial statements to reflect the results of operations, financial position and cash flows of FMI as discontinued operations.

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

Operating results of FMI, which were formerly represented as Merrimac’s microwave micro-circuitry segment, are summarized as follows:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$-	$854,000	$-	$1,766,000
Loss before provision for income taxes	$(55,000)	$(3,013,000)	$(55,000)	$(3,294,000)

Provision for income taxes	—	506,000	—	506,000

Net loss	$(55,000)	$(3,519,000)	$(55,000)	$(3,800,000)

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

Impairment of long-lived assets

Following is a summary of the carrying amounts of the Multi-Mix® Microtechnology net assets included in the Company's consolidated financial statements at June 28, 2008 and the related future planned purchases and lease obligation commitments through January 2011.

Net assets:
Property, plant and equipment, at cost	$14,859,000
Less, accumulated depreciation and amortization	10,117,000

Property, plant and equipment, net	4,742,000
Inventories	740,000
Other assets, net	128,000

Total net assets at June 28, 2008	5,610,000

Commitments:
Planned equipment purchases for the remainder of 2008	200,000
Lease obligations through January 2011	500,000

Total commitments	700,000

Total net assets and commitments	$6,310,000

Approximately 34% of the property, plant and equipment may be utilized in other areas of our electronic components and subsystems operations.

Any future demand for Multi-Mix® for the wireless market is dependent on various third-party programs and is directly related to the timing of our customers’ and potential customers’ phase-out of existing programs and their migration, which is not assured and has not yet commenced commercially, toward new programs to meet their customers’ new requirements. While these circumstances have resulted in the delay or cancellation of Multi-Mix® Microtechnology product purchases that had been anticipated from certain specific customers or programs, the Company has implemented a strategic plan utilizing product knowledge and customer focus to expand specific sales opportunities. However, continued extended delay or reduction from planned levels in new orders expected from customers for these products could require the Company to pursue alternatives related to the utilization or realization of these assets and commitments, the net result of which could be materially adverse to the financial results and position of the Company. In accordance with the Company’s evaluation of Multi-Mix® under SFAS No. 144 at December 29, 2007, the Company has determined no provision for impairment is required at this time. Management of the Company will continue to monitor the recoverability of the Multi-Mix® assets.

Contract Revenue Recognition

The Company derives its revenues from sales of the following: customized products, which include amounts billable for non-recurring engineering (“NRE”) services and in some instances the production and delivery of prototypes, and the subsequent production and delivery of units under short-term, firm-fixed price contracts; the design, documentation, production and delivery of a series of complex components under long-term firm-fixed price contracts; and the delivery of off-the-shelf standard products.

The Company accounts for all contracts, except those for the sale of off-the-shelf standard products, in accordance with AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

The Company recognizes all amounts billable under short-term contracts involving non-recurring engineering services for customization of products in net sales and all related costs in cost of sales under the completed-contract method when the customized units are delivered. The Company periodically enters into contracts with customers for the development and delivery of a prototype prior to the shipment of units. Under those circumstances, the Company recognizes all amounts billable for NRE services in net sales and all related costs in cost of sales when the prototype is delivered and recognizes all of the remaining amounts billable and the related costs when the units are delivered.

Periodically, the Company has complex, long-term contracts for the engineering design, development and production of space electronics products for which revenue is recognized under the percentage-of-completion method. Sales and related contract costs for design and documentation services under this type of contract are recognized based on the cost-to-cost method. Sales and related contract costs for products delivered under these contracts are recognized on the units-of-delivery method.

Pursuant to SOP 81-1, anticipated losses on all contracts are charged to operations in the period when the losses become known.

Sales of off-the-shelf standard products and related costs of sales are recorded when title transfers to the customer, which is generally on the date of shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable.

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

Valuation of Deferred Tax Assets

As of June 28, 2008, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first six months of 2008.

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
(UNAUDITED)

The following table reflects the percentage relationships of items from the Condensed Consolidated Statements of Operations as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

CONTINUING OPERATIONS
Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	57.3	55.9	58.4	58.9
Selling, general and administrative	31.3	36.8	34.7	42.4
Research and development	5.0	6.3	5.6	8.3
	93.6	99.0	98.7	109.6

Operating income (loss)	6.4	1.0	1.3	(9.6)
Interest and other (expense) income, net	(0.6)	(0.1)	(0.8)	0.2

Income (loss) from continuing operations before income taxes	5.8	0.9	0.5	(9.4)
Provision (benefit) for income taxes	-	-	-	-
Income (loss) from continuing operations	5.8	0.9	0.5	(9.4)

DISCONTINUED OPERATIONS

Loss from discontinued operations, after income taxes in 2007	(0.7)	(65.5)	(0.4)	(38.5)
Net income (loss)	5.1%	(64.6)%	0.1%	(47.9)%

SECOND QUARTER AND FIRST SIX MONTHS OF 2008 COMPARED TO THE SECOND QUARTER AND FIRST SIX MONTHS OF 2007-CONTINUING OPERATIONS

Net sales.

Net sales from continuing operations for the second quarter of 2008 were $7,524,000, an increase of $2,153,000 or 40.1 percent compared to the second quarter of 2007 net sales of $5,371,000. Net sales from continuing operations increased due to a higher level of orders received throughout fiscal year 2007, which resulted in a higher opening backlog at the beginning of the 2008 fiscal year, including higher sales of Multi-Mix® products to defense industry-related customers, as well as a continuation of the favorable trend in orders received during the current year that have positively impacted backlog during 2008.

Net sales from continuing operations for the first six months of 2008 were $13,282,000, an increase of $3,399,000 or 34.4 percent compared to net sales of $9,883,000 for the first six months of 2007. The increase in net sales for the first six months of 2008 is primarily due to the same reasons that benefited the second quarter of 2008 increase in net sales.

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

The following table presents key performance measures that we use to monitor our operating results for the six months ended June 28, 2008 and June 30, 2007:

	2008	2007
Beginning backlog	$17,991,000	$11,490,000
Plus bookings	15,393,000	14,738,000
Less net sales	13,282,000	9,883,000
Ending backlog	$20,102,000	$16,345,000
Book-to-bill ratio	1.16	1.49

Orders of $7,238,000 were received during the second quarter of 2008, a decrease of $1,531,000 or 17.5 percent compared to $8,769,000 in orders received during the second quarter of 2007. Orders of $15,393,000 were received during the first six months of 2008, an increase of $655,000 or 4.4 percent compared to $14,738,000 in orders received during the first six months of 2007. Backlog increased by $2,111,000 or 11.7 percent to $20,102,000 at the end of the second quarter of 2008 compared to $17,991,000 at year-end 2007, due to the increased orders received during the first six months of 2008, including orders from defense industry-related customers that are scheduled for shipment later in 2008 and 2009. The book-to-bill ratio for the second quarter of 2008 was 0.96 to 1 and for the second quarter of 2007 was 1.63 to 1. The book-to-bill ratio for the first six months of 2008 was 1.16 to 1 and for the first six months of 2007 was 1.49 to 1. The orders, backlog and book-to-bill data exclude FMI information for 2007.

Cost of sales and gross profit.

The following table provides comparative gross profit information for the quarters and six months ended June 28, 2008 and June 30, 2007.

	Quarter ended June 28, 2008			Quarter ended June 30, 2007
	$	Increase/ (Decrease) from prior period	% of Net Sales	$	Increase/ (Decrease) from prior period	% of Net Sales
Consolidated gross profit	$3,215,000	$848,000	42.7%	$2,367,000	$(1,143,000)	44.1%

	Six Months ended June 28, 2008			Six Months ended June 30, 2007
	$	Increase/ (Decrease) from prior period	% of Net Sales	$	Increase/ (Decrease) from prior period	% of Net Sales
Consolidated gross profit	$5,521,000	$1,457,000	41.6%	$4,064,000	$(1,315,000)	41.1%

The increase in consolidated gross profit for the second quarter of 2008 was due to the impact of the higher level of sales, which improved the absorption of fixed manufacturing costs.

The increase in consolidated gross profit and consolidated gross profit percentage for the six months of 2008 was due to the impact of the higher level of sales allowing for a better absorption of fixed manufacturing costs.

Depreciation expense included in consolidated cost of sales for the second quarter of 2008 was $611,000, an increase of $60,000 compared to the second quarter of 2007. Depreciation expense included in consolidated cost of sales for the first six months of 2008 was $1,193,000, an increase of $125,000 compared to the first six months of 2007. For the second quarter and first six months of 2008, approximately $414,000 and $812,000, respectively, of depreciation expense was associated with Multi-Mix® Microtechnology capital assets. For the second quarter and first six months of 2007, approximately $383,000 and $758,000, respectively, of depreciation expense was associated with Multi-Mix® Microtechnology capital assets.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,353,000 for the second quarter of 2008 increased by $377,000 or 19.1%, and when expressed as a percentage of net sales, decreased by 5.5 percentage points to 31.3% compared to the second quarter of 2007. The increase in such expenses for the second quarter of 2008 was due to higher sales commissions, increased selling costs from recent sales personnel hired to meet the demand of increased sales, higher professional fee costs, and higher share-based compensation from the grant of stock options in April 2007. Selling, general and administrative expenses of $4,598,000 for the first six months of 2008 increased by $404,000 or 9.6%, and when expressed as a percentage of net sales, decreased by 7.8 percentage points to 34.6% compared to the first six months of 2007. The increase in such expenses for the first six months of 2008 was due to higher commissions on the increased sales level, higher selling and administrative costs, and higher share-based compensation from the grant of stock options in April 2007.

Research and development expenses.

Research and development expenses for new products were $375,000 for the second quarter of 2008, an increase of $39,000 or 11.7%, and when expressed as a percentage of net sales, decreased by 1.2 percentage points to 5.0% compared to the second quarter of 2007. Substantially all of the research and development expenses were related to Multi-Mix® Microtechnology products. Research and development expenses for new products were $747,000 for the first six months of 2008, a decrease of $72,000 or 8.8%, and when expressed as a percentage of net sales, decreased by 2.7 percentage points to 5.6% compared to the first six months of 2007. Substantially all of the research and development expenses were related to Multi-Mix® Microtechnology products. The Company anticipates that these expenses will increase in future periods in connection with implementation of our strategic plan for Multi-Mix®.

Operating income (loss) from continuing operations.

Operating income from continuing operations for the second quarter of 2008 was $487,000, compared to operating income from continuing operations of $55,000 for the second quarter of 2007. The increase in operating income from continuing operations for the second quarter of 2008 as compared to the second quarter of 2007 was due to the improved gross profit from the increase in sales, partially offset by higher sales commissions and increased selling, general and administrative expenses, and higher research and development costs.

Operating income from continuing operations for the first six months of 2008 was $176,000 compared to an operating loss from continuing operations for the first six months of 2007 of $(949,000). The increase in operating income from continuing operations for the first six months of 2008 as compared to the first six months of 2007 was due to higher gross profit from the increase in sales, partially offset by higher sales commissions and increased selling, general and administrative expenses.

Interest and other (expense) income, net.

Interest and other (expense) income, net was $(49,000) for the second quarter of 2008 compared to interest and other (expense) income, net of $(4,000) for the second quarter of 2007. Interest and other (expense) income, net was $(109,000) for the first six months of 2008 compared to interest and other (expense) income, net of $16,000 for the first six months of 2007. Interest expense for the second quarter and first six months of 2008 and 2007 was principally incurred on borrowings under the term loans, which the Company refinanced in October 2006. Interest expense, net for the second quarter and first six months of 2008 was higher than the second quarter and first six months of 2007, due to the lower levels of investable cash that generated less interest income to be received during 2008 when compared to 2007.

Income (loss) from continuing operations.

For the reasons set forth above, income from continuing operations for the second quarter of 2008 was $439,000 compared to income from continuing operations of $50,000 for the second quarter of 2007. Income per diluted share from continuing operations for the second quarter of 2008 was $.15 compared to income from continuing operations of $.02 per diluted share for the second quarter of 2007.

For the reasons set forth above, income from continuing operations for the first six months of 2008 was $66,000 compared to a loss from continuing operations of $(933,000) for the first six months of 2007. Income from continuing operations per diluted share for the first six months of 2008 was $.02 compared to a loss from continuing operations of $(.31) per share for the first six months of 2007.

Income taxes.

The Company’s effective tax rate for the quarter and six months ended June 28, 2008, (which effective tax rate was zero percent), reflects U.S. Federal Alternative Minimum Tax and State income taxes that are due based on certain statutory limitations on the use of the Company’s net operating loss carryforwards. No provision or benefit for income taxes was recorded based on management’s estimate of the minimal projected taxable income and the availability of net operating loss carryforwards that can be utilized.

As of June 28, 2008, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first six months of 2008.

On December 31, 2006, the Company adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. As of that date, the Company had no uncertain tax positions and did not record any additional benefits or liabilities. At June 28, 2008 and December 29, 2007, the Company had no uncertain tax positions and did not record any additional benefits or liabilities. The Company will recognize any accrued interest or penalties related to unrecognized tax benefits or liabilities within the provision for income taxes.

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

Discontinued operations.

Loss from discontinued operations for the second quarter and first six months of 2008 was $55,000 or $.02 per share, which consisted of certain ongoing professional fees, claim defense deductibles and certain other expenses. There was no loss from discontinued operations in the first quarter of 2008. Loss from discontinued operations for the second quarter of 2007 was $3,519,000 and for the first six months of 2007 was $3,800,000. Loss from discontinued operations includes a partial goodwill impairment charge of $2,630,000 and a charge of $506,000 to provide a full valuation allowance for a Canadian net deferred tax asset, for a total of $3,136,000 of non-cash charges. Loss from discontinued operations for the second quarter of 2007 was $1.21 per basic share and $1.20 per diluted share, and for the first six months of 2007 was $1.27 per basic share.

Net income (loss).

For the reasons set forth above, net income for the second quarter of 2008 was $384,000 compared to a net loss of $(3,469,000) for the second quarter of 2007. Net income per diluted share for the second quarter of 2008 was $.13 compared to a net loss of $(1.18) per diluted share for the second quarter of 2007.

For the reasons set forth above, net income for the first six months of 2008 was $11,000 compared to a net loss of $(4,733,000) for the first six months of 2007. Net income per diluted share for the first six months of 2008 was nil compared to a net loss of $(1.58) per share for the first six months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $410,000 at the end of the first six months of 2008 compared to approximately $2,000,000 at the end of 2007. The principal reasons for the reduction in cash at June 28, 2008 from December 29, 2007 were capital expenditures of $613,000, cash used in operating activities of continuing operations of $1,902,000 as described below, and repayments of borrowings of $525,000 offset, in part, by the return of restricted cash to repay term debt of $250,000, the receipt of the remaining proceeds from the sale of FMI’s assets of $664,000, proceeds from sales of stock to employees of $86,000, and revolving credit borrowings of $500,000 drawn down in the second quarter of 2008. The Company's working capital was approximately $10,700,000 and its current ratio was 3.5 to 1 at the end of the first six months of 2008 compared to $9,900,000 and 3.5 to 1, respectively, at the end of 2007. At June 28, 2008, the Company had available borrowing capacity under its revolving line of credit of $4,500,000, net of the $500,000 outstanding revolving credit borrowings.

The Company's activities from continuing operations used operating cash flows of $1,902,000 during the first six months of 2008 compared to generating $473,000 of operating cash flows during the first six months of 2007. The primary uses of operating cash flows from continuing operations for the first six months of 2008 were an increase in accounts receivable of $2,309,000 from the higher first six months sales level, an increase in inventories of $1,422,000 to meet the production needs of the increased backlog, and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $34,000. These uses of operating cash flows were partly offset by income from continuing operations for the first six months of 2008 of $66,000 plus depreciation and amortization of $1,270,000 and share-based compensation of $258,000, coupled with an aggregate reduction in current assets and other assets of $252,000.

The primary sources of operating cash flows from continuing operations for the first six months of 2007 were a decrease in accounts receivable of $645,000, a decrease in other current assets of $187,000, and an aggregate increase in accounts payable, customer deposits and accrued liabilities of $282,000, partly offset by the loss from continuing operations of $933,000 and an increase in inventory of $826,000, which was reduced by depreciation and amortization of $1,158,000 and share-based compensation of $132,000.

The Company made net cash investments in property, plant and equipment of $613,000 during the first six months of 2008 compared to net cash investments made in property, plant and equipment of $756,000 during the first six months of 2007. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix® Microtechnology was $4,742,000 at the end of the first six months of 2008, a decrease of $739,000 compared to $5,481,000 at the end of fiscal year 2007.

The primary uses of cash flows from financing activities during the first six months of 2007 were the repurchase, in a private transaction on March 14, 2007, of 238,700 shares of common stock for the treasury at $9.00 per share for an aggregate total of $2,148,000 and the repayments of $275,000 of term loan borrowings.

The Company’s remaining planned equipment purchases for the second-half of 2008 have been reduced to approximately $400,000. The reduced capital expenditures and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008. Capital One, N.A. has indicated to us that it does not intend to renew the line of credit. We believe that we will be able to refinance the line of credit with another financial institution, but such refinancing likely will be on less favorable terms to us.

On October 18, 2006, the Company entered into a financing agreement with Capital One, N.A. which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (“Term Loan”) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (“Mortgage Loan”). This financing agreement replaced the prior financing agreement with CIT. Completion of the new financing agreement resulted in additional cash loan proceeds of approximately $2,900,000 plus the release of previously restricted cash of $1,500,000. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). The revolving line of credit expires October 18, 2008. The Company anticipates the revolving credit facility will be refinanced, under terms less favorable than its existing credit facilities. At June 28, 2008, the Company had available borrowing capacity under its revolving line of credit of $4,500,000. The revolving line of credit bears interest at the prime rate less 0.50% (4.50% at June 28, 2008 and currently 4.50%) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance. The Term Loan bears interest at the prime rate less 0.50% (4.50% at June 28, 2008 and currently 4.50%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance. The Mortgage Loan bears interest at the prime rate less 0.50% (4.50% at June 28, 2008 and currently 4.50%) or LIBOR plus 2.25%. At June 28, 2008, the Company had no portion of its borrowings under LIBOR-based interest rates. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada.

Capital One, N.A. and the Company amended the financing agreement, as of May 15, 2007, which (i) eliminated the fixed charge coverage ratio covenant for the quarter ended June 30, 2007, (ii) added a covenant related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four quarters ended June 30, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modified the fixed charge coverage ratio covenant for periods after the quarter ending September 29, 2007. The Company was in compliance with these amended covenants at June 28, 2008.

On August 9, 2007, Capital One, N.A. and Merrimac entered into a Pledge and Security Agreement, under which North Fork Bank consented to the guaranty by Merrimac of FMI's borrowings under the revolving credit agreement with The Bank of Nova Scotia in the amount of up to $250,000 (Canadian). In consideration for Capital One, N.A. providing such consent, Merrimac deposited $250,000 into a controlled collateral account with Capital One, N.A. and also agreed to prepay the mortgage loan portion of the credit facility with Capital One, N.A. with fifty percent of the net proceeds from a sale of FMI, up to a maximum amount of $500,000. This agreement terminated in November 2007 when The Bank of Nova Scotia terminated FMI’s revolving credit agreement. Upon the termination of such agreement, the Company agreed to repay a portion of its Mortgage Loan with the funds in the controlled collateral account upon the expiration of the LIBOR contracts in January 2008. On January 18, 2008, Merrimac paid $250,000 of the Mortgage Loan using the funds previously deposited into the controlled collateral account.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first six months of 2008 by approximately $660,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2008 by approximately $1,600,000. The Company intends to issue commitments to purchase up to $400,000 of capital equipment from various vendors for the remainder of 2008. The Company anticipates that such equipment will be purchased and become operational during 2008.

Related to the discontinued operations of FMI, there is a remaining lease commitment on its leased facility of approximately $160,000, however, the Company anticipates settling the remaining lease commitment for a reduced amount.

The functional currency for the Company’s Costa Rica operations is the United States dollar. The functional currency for the Company’s previously wholly-owned subsidiary FMI is the Canadian dollar. The change in accumulated other comprehensive income for 2007 reflects the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods. Following the sale of the Company’s discontinued operations in December 2007, there is no foreign currency translation adjustment at June 28, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of “blockage” factors by brokers, dealers and investment companies that have been applying AICPA Guides. The Company adopted SFAS No. 157 On December 30, 2007. The adoption of SFAS No. 157 did not have an impact on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. The Company adopted SFAS No. 159 on December 30, 2007. The adoption of SFAS No. 159 did not have an impact on its financial position and results of operations, since the Company did not elect the fair value option for any assets or liabilities.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 28, 2008 (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2008, the Company's disclosure controls and procedures were effective.

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

No change occurred in the Company's internal controls concerning financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Merrimac is a party to lawsuits, arising in the normal course of business. It is the opinion of management of Merrimac that the disposition of these various lawsuits will not individually or in the aggregate have a material adverse effect on the consolidated financial position or the results of operations of the Company.

On February 22, 2008, a statement of claim in Ontario Superior Court of Justice was filed by a former FMI employee against FMI seeking damages for approximately $77,000 ($75,000 Canadian) for wrongful dismissal following the sale of FMI’s assets to FTG. The Company settled this claim in May 2008 for a minimal amount.

On March 10, 2008, a statement of claim in Ontario Superior Court of Justice was filed by nineteen (19) former FMI employees against Merrimac, FMI and FTG seeking damages for wrongful dismissal for approximately $1,000,000 (Canadian $977,000) following the sale of FMI’s assets to FTG. The former FMI employees are alleging that an employment contract existed between FMI and the plaintiffs and are seeking additional damages for termination of the alleged contract. Merrimac believes it has been improperly named in this claim and is petitioning the Court to be removed as a defendant.

Merrimac has an Employment Practices Liability insurance policy that extends coverage to its subsidiaries. The insurance carrier agreed to provide a defense in this matter on April 24, 2008 and they retained Canadian counsel to defend this claim. Merrimac made provision for the deductible amount of the insurance policy which is $25,000. In accordance with the requirements of SFAS No. 5, after discussions with counsel, Merrimac cannot presently determine if the likelihood of an unfavorable outcome is probable, reasonably possible or remote. In addition, Merrimac cannot reasonably estimate the amount of a probable loss, other than the minimal deductible amount under the insurance policy. Merrimac and its insurance carrier intend to defend this claim vigorously.

On July 23, 2008, a Statement of Claim was filed in Ontario Superior Court of Justice by the lessor of the premises formerly occupied by FMI in Ontario, Canada, against FMI, Merrimac, and FTG. The Statement of Claim seeks damages of $150,612 in respect of the period from and after which FTG, which purchased the assets of FMI, removed operations from the premises through the term of the lease. In addition, the Statement of Claim seeks damages for $110,319 for repairs to the premises, and seeks to set aside the transfer of assets from FMI to FTG for the failure to comply with the Bulk Sales Act Ontario.

In accordance with the requirements of SFAS No. 5, after discussions with counsel, Merrimac cannot presently determine if the likelihood of an unfavorable outcome is probable, reasonably possible or remote. In addition, Merrimac cannot reasonably estimate the amount of a probable loss. The Company intends to defend this claim vigorously.

ITEM 1A. RISK FACTORS.

There have been no material changes to our Risk Factors from those presented in our Form 10-K for fiscal year 2007, except that the Risk Factor captioned “Our revolving line of credit expires in October 2008 and the failure to renew the revolving line of credit or a renewal on less favorable terms could have a material adverse effect on our business operations” is revised to read as follows:

Our revolving line of credit expires in October 2008 and the failure to refinance the revolving line of credit or a refinancing on less favorable terms could have a material adverse effect on our business operations.

Our revolving line of credit with Capital One, N.A. expires in October 2008. Capital One, N.A. has indicated to us that it does not intend to renew the line of credit. We believe that we will be able to refinance the line of credit with another financial institution, but such refinancing likely will be on less favorable terms to us. In the event that we are unable to refinance the revolving line of credit with another financial institution or if we are required to refinance our line of credit on less favorable terms, our business operations could suffer a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 26, 2008, the Company held its Annual Stockholders Meeting at which the stockholders elected two members to the Company's Board of Directors. The stockholders of the Company elected Mason N. Carter and Timothy P. McCann as Class III Directors whose terms expire at the 2011 Annual Meeting.

The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, voted upon at the Company's June 26, 2008 Annual Stockholders Meeting:

Election of Directors.

	For	Withheld	Abstain	Broker Non-Votes
Mason N. Carter	2,302,252	216,104	-0-	-0-

Timothy P. McCann	2,484,169	34,187	-0-	-0-

Ratification of J.H. Cohn LLP as the Company's independent registered public accounting firm.

For	Against	Abstain
2,513,691	3,572	1,093

The Company’s three Class I directors, Fernando L. Fernandez, Joel H. Goldberg and Ludwig G. Kuttner and three Class II directors, Edward H. Cohen, Arthur A. Oliner and Harold J. Raveché, continued as directors after the Annual Stockholders Meeting and are serving terms expiring at the time of the Company's annual meetings in 2009 and 2010, respectively, and until their respective successors have been duly elected and qualified.

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

MERRIMAC INDUSTRIES, INC.

Date: August 18, 2008	By:	/s/ Mason N. Carter
Mason N. Carter
Chairman, President and
Chief Executive Officer

Date: August 18, 2008	By:	/s/ Robert V. Condon
Robert V. Condon
Vice President, Finance and
Chief Financial Officer