Form 10-Q
period 2008-09-27
MERRIMAC INDUSTRIES INC
filed 2008-11-17
CIK 706864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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
Yes ☐ No ☒

As of November 17, 2008, there were 2,951,324 shares of Common Stock, par value $.01 per share, outstanding.

MERRIMAC INDUSTRIES, INC.
41 Fairfield Place
West Caldwell, NJ 07006

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations
	for the Quarters and Nine Months Ended September 27, 2008
	and September 29, 2007 (Unaudited)	1

Condensed Consolidated Balance Sheets-September 27, 2008 (Unaudited) and
	December 29, 2007	2

Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months
	Ended September 27, 2008 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows for the Nine Months
	Ended September 27, 2008 and September 29, 2007 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements		5

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures		29

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarters Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

CONTINUING OPERATIONS

Net sales	$8,327,790	$6,612,494	$21,575,742	$16,495,411

Costs and expenses:
Cost of sales	5,578,779	3,796,384	13,128,049	9,615,265
Selling, general and administrative	2,423,472	2,099,038	7,021,437	6,292,769
Research and development	105,114	399,980	852,513	1,219,487
	8,107,365	6,295,402	21,001,999	17,127,521

Operating income (loss)	220,425	317,092	573,743	(632,110)
Interest and other expense, net	(17,336)	(72,196)	(126,516)	(55,795)
Income (loss) from continuing operations before
income taxes	203,089	244,896	447,227	(687,905)
Provision for income taxes	10,000	-	10,000	-
Income (loss) from continuing operations	193,089	244,896	437,227	(687,905)

DISCONTINUED OPERATIONS

Loss from discontinued operations, after
income taxes	(10,956)	(2,058,341)	(65,992)	(5,858,265)
Net income (loss	$182,133	$(1,813,445)	$371,235	$(6,546,170)
Income (loss) per common share from continuing
operations-basic	$.06	$.08	$.15	$(.23)
Loss per common share from discontinued
operations-basic	$-	$(.70)	$(.02)	$(1.97)
Net income (loss) per common share-basic	$.06	$(.62)	$.13	$(2.20)
Income (loss) per common share from continuing
operations-diluted	$.06	$.08	$.15	$(.23)
Loss per common share from discontinued
operations-diluted	$-	$(.69)	$(.02)	$(1.97)
Net income (loss) per common share-diluted	$.06	$(.61)	$.13	$(2.20)

Weighted average number of shares
outstanding-basic	2,948,037	2,917,245	2,940,112	2,974,757

Weighted average number of shares
outstanding-diluted	2,965,537	2,960,187	2,965,366	2,974,757

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 27, 2008	December 29, 2007
ASSETS	(UNAUDITED)	(Note 1)
Current assets:
Cash and cash equivalents	$1,922,987	$2,004,471
Accounts receivable, net	6,892,601	5,299,753
Inventories, net	5,885,741	5,039,770
Other current assets	620,195	774,007
Revenue in excess of billing	1,185,909	-
Due from Canadian assets sale contract	-	664,282
Total current assets	16,507,433	13,782,283
Property, plant and equipment	37,886,003	37,556,672
Less accumulated depreciation and amortization	28,165,460	26,600,240
Property, plant and equipment, net	9,720,543	10,956,432
Restricted cash	-	250,000
Other assets	509,628	531,633
Deferred tax assets	52,000	52,000
Total Assets	$26,789,604	$25,572,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,550,000	$550,000
Accounts payable	905,045	943,481
Accrued liabilities	1,833,644	1,965,403
Customer deposits	520,361	363,296
Deferred income taxes	52,000	52,000
Income taxes payable	10,000	-
Total current liabilities	4,871,050	3,874,180
Long-term debt, net of current portion	3,145,833	3,762,500
Deferred liabilities	63,515	61,300
Total liabilities	8,080,398	7,697,980
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares
No shares issued or outstanding
Common stock, par value $.01 per share:
20,000,000 shares authorized; 3,310,942 and 3,289,103 shares issued; and 2,948,037 and 2,926,198 shares outstanding, respectively	33,110	32,891
Additional paid-in capital	20,253,101	19,789,717
Retained earnings	1,545,159	1,173,924
	21,831,370	20,996,532
Less treasury stock, at cost - 362,905 shares of common stock at September 27, 2008 and December 29, 2007	(3,122,164)	(3,122,164)
Total stockholders' equity	18,709,206	17,874,368
Total Liabilities and Stockholders' Equity	$26,789,604	$25,572,348

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 27, 2008
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total

Balance, December 29, 2007	3,289,103	$32,891	$19,789,717	$1,173,924	362,905	$(3,122,164)	$17,874,368
Net income				371,235			371,235
Share-based compensation			375,757				375,757
Stock Purchase Plan sales	9,757	98	59,337				59,435
Exercise of stock options	4,082	41	28,290				28,331
Vesting of restricted stock	8,000	80					80
Balance, September 27, 2008	.3,310,942	$33,110	$20,253,101	$1,545,159	362,905	$(3,122,164)	$18,709,206

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income (loss)	$371,235	$(6,546,170)
Loss from discontinued operations	(65,992)	(5,858,265)
Income (loss) from continuing operations	437,227	(687,905)

Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,907,668	1,756,945
Amortization of deferred financing costs	24,120	22,755
Share-based compensation	375,837	223,037
Changes in operating assets and liabilities:
Accounts receivable	(1,592,848)	(1,385,254)
Inventories	(845,971)	(741,534)
Revenue in excess of billing	(1,185,909)	-
Other current assets	48,944	57,061
Other assets	69,311	(30,464)
Accounts payable	(38,436)	(76,272)
Accrued liabilities	(98,316)	169,503
Income taxes payable	10,000	-
Customer deposits	157,065	152,261
Deferred liabilities	2,215	17,595
Net cash used in operating activities of continuing operations	(729,093)	(522,272)
Net cash used in operating activities of discontinued operations	(65,992)	(363,141)
Net cash used in operating activities	(795,085)	(885,413)

Cash flows from investing activities:
Purchases of capital assets	(671,780)	(1,070,450)
Cash proceeds from sale of discontinued operations	664,282	-
Net cash used in investing activities of continuing operations	(7,498)	(1,070,450)
Net cash used in investing activities of discontinued operations	-	(180,136)
Net cash used in investing activities	(7,498)	(1,250,586)

Cash flows from financing activities:
Repurchase of common stock for the treasury	-	(2,148,300)
Borrowings under revolving credit facility	1,000,000	-
Repayment of long-term debt	(616,667)	(412,500)
Restricted cash returned (deposited)	250,000	(250,000)
Proceeds from the exercise of stock options	28,331	73,800
Proceeds from Stock Purchase Plan sales	59,435	78,649

Net cash provided by (used in) financing activities of continuing operations	721,099	(2,658,351)
Net cash used in financing activities of discontinued operations	-	(51,783)
Net cash provided by (used in) financing activities	721,099	(2,710,134)

Effect of exchange rate changes	-	32,856

Net decrease in cash and cash equivalents	(81,484)	(4,813,277)
Cash and cash equivalents at beginning of period, including $0 and $562,205 reported under assets held for sale	2,004,471	5,961,537
Cash and cash equivalents at end of period including $0 and $42,905 reported under assets held for sale	$1,922,987	$1,148,260
Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest on credit facilities	$173,762	$272,644

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by accounting principles generally accepted in the United States of America for a full fiscal year. The financial statements do, however, reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair presentation of the financial position of Merrimac Industries, Inc. (“Merrimac” or the “Company”) as of September 27, 2008 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year.

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), the results of operations related to Filtran Microcircuits Inc. (“FMI”) for the third quarter of 2007 and 2008, and and the first nine months of 2007 and 2008 have been reported as discontinued operations.

The condensed consolidated balance sheet at December 29, 2007 has been derived from the audited financial statements at that date but does not include all the information required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 for the year ended December 29, 2007. See summary of Significant Accounting Policies in the Company’s 2007 Annual Report on Form 10-K for a discussion of the accounting policies utilized by the Company.

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

On December 28, 2007, the Company sold substantially all of the assets of its wholly-owned subsidiary, FMI, to Firan Technology Group Corporation (“FTG”), a manufacturer of high technology/high reliability printed circuit boards, that has operations in Toronto, Ontario, Canada and Chatsworth, California. The transaction was effected pursuant to an asset purchase agreement entered into between Merrimac, FMI and FTG. The total consideration payable by FTG was $1,482,000 (Canadian $1,450,000) plus the assumption of certain liabilities of approximately $368,000 (Canadian $360,000). FTG paid $818,000 (Canadian $800,000) of the purchase price at closing and the balance of $664,282 was paid on February 21, 2008 following the conclusion of a transitional period.

Operating results of FMI, which were formerly represented as Merrimac’s microwave micro-circuitry segment are summarized as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	$-	$1,003,000	$-	$2,824,000
Loss before provision for income taxes	$(11,000)	(2,058,000)	$(66,000)	(5,352,000)

Provision for income taxes	----	----	----	506,000
Net loss	$(11,000)	$(2,058,000)	$(66,000)	$(5,858,000)

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. REVENUE RECOGNITION

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

Increasingly, the Company has complex, long-term contracts for the engineering design, development and production of space electronics products for which revenue is recognized under the percentage-of-completion method. Sales and related contract costs for design and documentation services under this type of contract are recognized based on the cost-to-cost method. Sales and related contract costs for products delivered under these contracts are recognized on the units-of-delivery method. The Company has one contract which is primarily related to the design and development (and to a lesser extent, the production of space electronics) for which revenue under the entire contract is recognized under the percentage of completion method using the cost-to-cost method. For such contract the Company has recognized revenues in excess of billings of approximately $1,186,000 at September 27, 2008.

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

5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income at September 29, 2007 was attributable solely to the effects of foreign currency translation. Following the sale of the Company’s discontinued operations in December 2007, there is no foreign currency translation adjustment at September 27, 2008. There were no differences between net income (loss) and comprehensive income (loss) for any period presented except for the nine months ended September 29, 2007 summarized as follows:

COMPREHENSIVE LOSS

Net loss	$(6,546,170)
Comprehensive income:
Foreign currency translation adjustment	456,693
Comprehensive loss	$(6,089,477)

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”. SFAS No. 157 establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. It will also affect current practices by nullifying Emerging Issues Task Force guidance that prohibited recognition of gains or losses at the inception of derivative transactions whose fair value is estimated by applying a model and by eliminating the use of “blockage” factors by brokers, dealers and investment companies that have been applying AICPA Guides. The Company adopted SFAS No. 157 on December 30, 2007. The adoption of SFAS No. 157 did not have an impact on its financial position and results of operations.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R established principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest of the acquired company and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R will have on its financial position and results of operations.

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

7. SHARE-BASED COMPENSATION

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS 123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award's original estimate of fair value.

Due to the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

The components of share-based compensation expense in the statements ofoperations are as follows:

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Quarters Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Stock options	$95,000	$61,000	$293,000	$147,000
Restricted stock	17,000	16,000	64,000	33,000
Employee stock purchase plan	6,000	14,000	19,000	43,000
Total share-based compensation	$118,000	$91,000	$376,000	$223,000

For the quarters and nine months ended September 27, 2008 and September 29, 2007, share-based compensation expense was allocated as follows:

	Quarters Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Cost of sales	$45,000	$25,000	$135,000	$54,000
Selling, general and administrative	73,000	66,000	241,000	169,000
Total share-based compensation	$118,000	$91,000	$376,000	$223,000

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option valuation model.

The following weighted average assumptions for options granted in the quarter and nine months ended September 27, 2008 and September 29, 2007 were utilized:

	2008	2007
Expected option life (years)	6.0	5.8
Expected volatility	37.56%	33.51%
Risk-free interest rate	3.14%	4.53%
Expected dividend yield	0.00%	0.00%

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

The 2006 Stock Option Plan authorizes the grant of an aggregate of 500,000 shares of Common Stock to employees, directors and consultants of the Company. Under the 2006 Stock Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986 (the “Code”), and/or non-qualified stock options. The purposes of the 2006 Stock Option Plan are to attract, retain and motivate employees, compensate consultants, and to enable employees, consultants and directors, including non-employee directors, to participate in the long-term growth of the Company by providing for or increasing the proprietary interests of such persons in the Company, thereby assisting the Company to achieve its long-range goals. At September 27, 2008, there were 318,800 options outstanding under the 2006 Stock Option Plan of which 124,600 were exercisable. Options are granted at the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan. Options available for grant under the 2006 Stock Option Plan were 181,200 at September 27, 2008.

At September 27, 2008, the Company also maintains share-based compensation arrangements under the following plans: (i) 1997 Long-Term Incentive Plan; and (ii) 2001 Stock Option Plan.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 27, 2008, there were 141,600 options outstanding under the 1997 Long Term Incentive Plan and the 2001 Stock Option Plan, of which all were exercisable. No options are available for future grant under the 1997 Long Term Incentive Plan or the 2001 Stock Option Plan.

A summary of all stock option activity and information related to all options outstanding follows:

		Weighted-
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding at
December 29, 2007	594,747	$9.30
Granted	17,500	5.15
Exercised	(4,082)	6.94
Expired	(74,665)	10.13
Forfeited	(73,100)	8.62
Outstanding at
September 27, 2008	460,400	$9.13	6.9	2,000
Exercisable at
September 27, 2008	266,200	$9.22	5.6	-

The weighted-average grant-date fair value of options granted during the nine months ended September 27, 2008 and September 29, 2007 was $2.14 and $3.77, respectively. The total intrinsic value of options exercised during the nine months ended September 27, 2008 was approximately $9,000. No options were exercised during the quarters ended September 27, 2008 and September 29, 2007. The total intrinsic value of options exercised for the nine months ended September 29, 2007 was approximately $1,000 and $16,000, respectively.

As As of September 27, 2008, the total future compensation cost related to nonvested stock options and the employee stock purchase plan not yet recognized in the statement of operations was $577,000. Of that total, $100,000, $344,000, $128,000 and $5,000 are expected to be recognized in 2008, 2009, 2010 and 2011, respectively. The fair value of options vested during the quarter and nine months ended September 27, 2008 was $14,000 and $357,000, respectively. The fair value of options vested during the nine months ended September 29, 2007 was $71,000. There were no options vested during the quarter ended September 27, 2007.

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

On June 26, 2008, the Company issued a grant of 9,000 shares of restricted stock to six of its non-employee directors. The per share price of the grant was $5.15 (the closing price of the Company’s shares on The American Stock Exchange on the date immediately prior to the grant, pursuant to the terms of the plan). One third of such restricted stock vests on each anniversary of the grant date over a three-year period. Share-based compensation expense for the quarter and nine months ended September 27, 2008 related to the grants of restricted stock was approximately $17,000 and $64,000, respectively, which was based on a straight-line amortization of the fair value of the awards over the expected service period of three years. Share-based compensation expense for the quarter and nine months ended September 29, 2007 related to the grants of restricted stock was approximately $16,000 and $33,000, respectively. Restricted shares of common stock available for grant under the 2006 Non-Employee Directors’ Stock Plan were 71,500 at September 27, 2008.

A summary of unvested restricted stock activity and information related to all restricted stock outstanding follows:

	Weighted-
	Average
	Grant-Day
	Fair Value	Shares

Unvested at December 29, 2007	$9.69	16,500
Granted	5.15	9,000
Vested	9.67	(8,000)
Unvested at September 27, 2008	$7.36	17,500

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 27, 2008, the total future compensation cost related to the 2006 Non-Employee Directors’ Stock Plan not yet recognized in the statement of operations was $108,000. Of that total, $19,000, $55,000, $28,000 and $6,000 are expected to be recognized in 2008, 2009, 2010 and 2011, respectively.

8. INVENTORIES

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories.

Inventories consist of the following:

	September 27, 2008	December 29, 2007
Finished goods	$442,822	$239,503
Work in process	2,919,172	2,979,632
Raw materials and purchased parts	2,523,747	1,820,635
Total	$5,885,741	$5,039,770

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

Fixed assets and intangible assets have been tested for recoverability at least annually since 2002 following the guidance of SFAS No. 144. Based on the results of this testing, we have concluded that the undiscounted cash flows expected to result from the use of these assets exceeds its carrying amount and, therefore, there is no impairment loss.

10. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at September 27, 2008 and December 29, 2007:

	2008	2007
Capital One, N.A. (formerly North Fork Bank):
Revolving line of credit, 2.00% above LIBOR or 0.50% below prime	$1,000,000	$-
Term loan, due October 1, 2011, 2.25% above LIBOR or 0.50%
below prime	1,233,333	1,500,000
Mortgage loan, due October 1, 2016, 2.25% above LIBOR or 0.50%
below prime	2,462,500	2,812,500
	4,695,833	4,312,500
Less current portion	1,550,000	550,000
Long-term portion	$3,145,833	$3,762,500

Facility in effect at September 27, 2008 - repaid September 30, 2008
On October 18, 2006, the Company entered into a financing agreement with Capital One, N.A. (formerly North Fork Bank) consisting of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (“Term Loan”) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (“Mortgage Loan”). The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement).

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company borrowed $500,000 under the revolving line of credit on May 1, 2008. On July 1, 2008, the Company borrowed an additional $500,000 under the revolving line of credit. The revolving line of credit bears interest at the prime rate less 0.50% (4.50% at September 27, 2008) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance. The Term Loan bears interest at the prime rate less 0.50% (4.50% at September 27, 2008) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance. The Mortgage Loan bears interest at the prime rate less 0.50% (4.50% at September 27, 2008 and currently 4.50%) or LIBOR plus 2.25%. At September 27, 2008, the Company had no portion of its borrowings under LIBOR-based interest rates. The revolving line of credit, the Term Loan and the Mortgage Loan are collateralized by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada.

Capital One, N.A. and the Company amended the financing agreement, as of May 15, 2007, which (i) eliminated the fixed charge coverage ratio covenant for the quarter ended September 29, 2007, (ii) added a covenant related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four quarters ended September 29, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modified the fixed charge coverage ratio covenant for periods after the quarter ending September 29, 2007. The Company was in compliance with these amended covenants at September 27, 2008.

New Credit facility - effective September 29, 2008
On September 29, 2008, the company entered into a credit facility with Wells Fargo Bank, N.A. (WFB)(the “Wells Fargo Credit Facility”) which replaced the Company’s credit facility with Capital One, N.A. On September 30, 2008, the Company repaid all outstanding amounts under the credit facility with Capital One, N.A. with the proceeds of the Wells Fargo Credit Facility. The Wells Fargo Credit Facility consists of a three-year $5,000,000 collateralized revolving credit facility, a three-year $500,000 equipment term loan and a three-year $2,500,000 real estate term loan. The revolving line of credit is subject to an availability limit under a borrowing base calculation of 85% of eligible domestic accounts receivable, 75% of eligible foreign accounts receivable, and 30% of eligible inventory with an inventory sublimit of $400,000. The revolving line of credit expires September 29, 2011. The revolving line of credit bears interest at the prime rate plus one percent, with the prime rate having a floor limit of 5% for loan purposes. The Company may request a LIBOR quote for an initial minimum of $1,000,000 with subsequent requests at a minimum of $500,000. No more than three such requests may be active at any point in time. LIBOR advances bear interest at the LIBOR rate plus 3.25% for a credit advance, or 3.50% for a term loan. The equipment loan is required to be repaid in equal monthly installments of $13,900 based on a four year amortization. The real estate loan is required to be paid in equal monthly installments amortized over a 180 month time period, with any unpaid principal and interest due and payable on the termination date of September 29, 2011. The two term loans require mandatory prepayment under certain circumstances subject to a prepayment fee of 1%-2% of the outstanding balance.

The equipment term loan bears interest at the prime (with a floor of 5%) rate plus 1%. The real estate term loan bears interest at the prime rate (with a floor of 5%) plus 1.50% or LIBOR plus 3.50%.

The Wells Fargo Credit Facility contains several financial and non-financial covenants and is collateralized by substantially all assets of the Company.

On September 29, 2008, under the Wells Fargo Credit Facility, the Company borrowed approximately $1.7 million under the revolving credit facility, $500,000 under the equipment term loan and $2.5 million under the real estate term loan.

At September 27, 2008 and December 29, 2007, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

11. WARRANTIES

The Company's products sold under contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $12,000 and $57,000 for the quarters ended September 27, 2008 and September 29, 2007, respectively, and $77,000 and $136,000 for the nine months ended September 27, 2008 and September 29, 2007, respectively. The warranty reserve at September 27, 2008 and December 29, 2007 was approximately $200,000.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. INCOME TAXES

As of September 27, 2008, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards, and deductible temporary differences, which may reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the third quarter of 2008. For the period ended September 27, 2008, the Company provided for Alternative Minimum Tax and certain state taxes, based upon the estimated annualized tax provision.

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

On December 31, 2006, the Company adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. As of that date, the Company had no uncertain tax positions and did not record any additional benefits or liabilities. At September 27, 2008 and December 29, 2007, the Company had no uncertain tax positions and did not record any additional benefits or liabilities. The Company will recognize any accrued interest or penalties related to unrecognized tax benefits or liabilities within the provision for income taxes.

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

The calculation of diluted net income per common share is similar to that of basic net income (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable under stock options, were issued during the reporting period to the extent they are not anti-dilutive, using the treasury stock method.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of basic and diluted net income (loss) per share:

	Quarters Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net income (loss)	$182,133	$(1,813,445)	$371,235	$(6,546,170)
Basic net income (loss) per share
Weighted average number of shares outstanding for
basic net income (loss) per share-
Common stock	2,948,037	2,917,245	2,940,112	2,974,757

Net income (loss) per common share - basic	$ .06	$(.62)	$.13	$(2.20)

Diluted net income (loss) per share
Weighted average number of shares outstanding for
diluted net income (loss) per share:
Common stock	2,948,037	2,917,245	2,940,112	2,974,757
Effect of dilutive securities:
Stock options (1)	17,500	42,942	25,254	-
Weighted average number of shares outstanding for
diluted net income (loss) per share	2,965,537	2,960,187	2,965,366	2,974,757
Net income (loss) per common share - diluted	$.06	$(.61)	$.13	$(2.20)

(1)	Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

Diluted net income (loss) per share excludes 460,000 and 84,000 shares underlying stock options for the quarters ended September 27, 2008 and September 29, 2007, respectively, as the exercise price of these options was greater than the average market value of the common shares. Diluted net income per share excludes 430,000 shares underlying stock options for the nine-month period ended September 27, 2008, as the exercise price of these options was greater than the average market value of the common shares. Due to the net loss for nine months ended September 29, 2007, approximately 606,000 shares underlying stock options were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

15. RELATED PARTY TRANSACTIONS

During the third quarter and first nine months of 2008, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $73,000 and $242,000, respectively, for providing legal services to the Company. During the third quarter and first nine months of 2007, Katten Muchin Rosenman LLP was paid $78,000 and $274,000, respectively. A director of the Company is counsel to Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2008 and 2007 the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $1,000 and $4,000 to these companies during the second quarter and first nine months of 2008, respectively. The Company paid an aggregate of $11,000 and $32,000 to these companies during the second quarter and first nine months of 2007, respectively. A director of the Company is the chairman and chief executive officer of these companies.

During the third quarter and first nine months of 2008 and 2007, a director of the Company was paid $9,000 and $27,000, respectively, for providing technology-related consulting services to the Company.

The Company has an agreement with DuPont Electronic Technologies (“DuPont”), a stockholder and the employer of a director, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. No payments were made to DuPont during the third quarter and first nine months of 2008 or 2007. A director of the Company is an officer of DuPont, but would not share in these payments, if any.

On December 13, 2004, Infineon Technologies AG (“Infineon”), at such time the beneficial owner of a portion of the Company’s common stock, sold 475,000 shares of the Company’s common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K

MERRIMAC INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Holdings, LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig G. Kuttner, who was President and Chief Executive Officer of Hampshire Group, Limited (“Hampshire”), purchased 300,000 shares of the Company’s Common Stock. Mr. Kuttner was elected to the Company’s Board of Directorsat its 2006 Annual Meeting of Stockholders. As a result of an ongoing investigation by Hampshire's audit committee, the Securities and Exchange Commission, and the Department of Justice of allegations of certain improprieties and possibly unlawful conduct involving Mr. Kuttner and other Hampshire executives, Mr. Kuttner's employment with Hampshire has been terminated and he remains as a director. Mr. Kuttner took a leave of absence from his position as a director of Merrimac. During his leave of absence, Mr. Kuttner was not entitled to any compensation from the Company. Mr. Kuttner rescinded his leave of absence from his position as a director of Merrimac as of June 20, 2007. Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the Company. In connection with the transaction, the Company and Infineon terminated the Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000, as amended, which provided that the Company would design, develop and produce exclusively for Infineon certain Multi-Mix® products that incorporate active RF power transistors for use in certain wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth transceivers.

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

Merrimac has an Employment Practices Liability insurance policy that extends coverage to its subsidiaries. The insurance carrier agreed to provide a defense in this matter on April 24, 2008 and they retained Canadian counsel to defend this claim. Merrimac made provision for the deductible amount of the insurance policy. Merrimac and its insurance carrier intend to defend these claims vigorously.

On July 23, 2008, a Statement of Claim was filed in Ontario Superior Court of Justice by the lessor of the premises formerly occupied by FMI in Ontario, Canada, against FMI, Merrimac, and FTG. The Statement of Claim seeks damages of $150,612 in respect of the period from and after which FTG, which purchased the assets of FMI, removed operations from the premises through the term of the lease. In addition, the Statement of Claim seeks damages for $110,319 for repairs to the premises, and seeks to set aside the transfer of assets from FMI to FTG for the failure to comply with the Bulk Sales Act Ontario. The Company intends to defend this claim vigorously.

After discussions with counsel, Merrimac believes any loss under such matters will not have a material effect on its financial condition.

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

For the third quarter and first nine months of 2008, the Company realized profitable results from continuing operations. Previously, the Company had experienced losses from continuing operations in the first quarter of 2008 and prior quarters. Improved orders and the increased opening backlog from 2007 enabled the Company to increase sales for the third quarter of 2008 by $1,716,000 or 26.0% and $5,081,000 or 30.8% for the first nine months of 2008 compared to 2007. Gross profit as a percentage of sales dropped from 42.6% in the third quarter of 2007 to 33.0% for the third quarter of 2008. Year to date gross profit for the first nine months of 2007 was 41.7% and year to date for the first nine months of 2008 was 39.2%. The Company pursued a strategy of aggressively seeking revenue opportunities throughout 2007 and early 2008. This strategy has resulted in an increase in revenues with the expected decline in gross profit percentage, but an increase in gross profit dollars. Backlog increased by $3,112,000 or 17.3% to $21,103,000 at the end of the third quarter of 2008 from the end of 2007. The Company markets and sells its products domestically and internationally through a direct sales force and manufacturers’ representatives. Merrimac has traditionally developed andoffered for sale products built to specific customer needs, as well as standard catalog items.

Strategically, our Multi-Mix® product development is focused on the military and space market segments which is resulting in orders. While we will opportunistically monitor and be alert to commercial opportunities for Multi-Mix®, where the customer is willing to compensate us for our design work, we will not continue to speculatively fund this commercial segment. The self-funded investment that we have previously made has created a library of pre-engineered designs, especially in RF Module Amplifiers, which provide platform families for both commercial and military final customization.

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

The Company anticipates that depreciation and amortization expenses will exceed its revised capital expenditures for fiscal year 2008 by approximately $1,600,000. The Company intends to reduce its commitments to purchase capital equipment from various vendors to an amount of approximately $300,000 for the fourth quarter of 2008. The Company anticipates that such equipment will be purchased and become operational during the remainder of 2008. The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility.

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

Research and development expenses consist of materials, salaries and related expenses of certain engineering personnel, and outside services related to product development projects. The Company charges all research and development expenses to operations as incurred. The Company believes that continued investment in research and development is critical to the Company’s long-term business success. The Company intends to continue to invest in research and development programs in future periods. The Company will focus its research and development efforts on military and space applications and reduce investment in select commercial opportunities. Military and space applications are areas in which the Company has a significant core competency that the Company believes will result in a greater return on a reduced level of development spending.

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

Operating results of FMI, which were formerly represented as Merrimac’s microwave micro-circuitry segment, are summarized as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Net sales	$-	$1,003,000	$-	$2,824,000
Loss before provision for income taxes	$(11,000)	(2,058,000)	$(66,000)	(5,352,000)

Provision for income taxes	-----	-----	-----	506,000
Net loss	$(11,000)	$(2,058,000)	$(66,000)	$(5,858,000)

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

Increasingly, the Company has complex, long-term contracts for the engineering design, development and production of space electronics products for which revenue is recognized under the percentage-of-completion method. Sales and related contract costs for design and documentation services under this type of contract are recognized based on the cost-to-cost method. Sales and related contract costs for products delivered under these contracts are recognized on the units-of-delivery method. The Company has one contract which is primarily related to design and development for which revenue under the entire contract is recognized under the percentage of completion method using the cost-to-cost method. For such contract the Company has recognized revenues in excess of billings of approximately $1,186,000 at September 27, 2008.

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

Write offs or write downs of inventory generally arise from:

•	declines in the market value of inventory;

•	changes in customer demand for inventory, such as cancellation of orders; and

•	purchases of inventory beyond customer needs that result in excess quantities on hand that may not be returned to the vendor or charged back to the customer.

Valuation of Deferred Tax Assets

As of September 27, 2008, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first nine months of 2008.

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
(UNAUDITED)

The following table reflects the percentage relationships of items from the Condensed Consolidated Statements of Operations as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Quarters Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
CONTINUING OPERATIONS	2008	2007	2008	2007

Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	67.0	57.4	60.8	58.3
Selling, general and administrative	29.1	31.7	32.5	38.1
Research and development	1.3	6.1	4.0	7.4
	97.4	95.2	97.3	103.8

Operating income (loss	2.6	4.8	2.7	(3.8)
Interest and other expense, net	(0.2)	(1.1)	(0.6)	(0.4)

Income (loss) from continuing operations
before income taxes	2.4	3.7	2.1	(4.2)
Provision for income taxes	(0.1)	-	(0.1)	-
Income (loss) from continuing operations	2.3	3.7	2.0	(4.2)

DISCONTINUED OPERATIONS

Loss from discontinued operations after
income taxes	(0.1)	(31.1)	(0.3)	(35.5)
Net income (loss)	2.2%	(27.4)%	1.7%	(39.7)%

THIRD QUARTER AND FIRST NINE MONTHS OF 2008 COMPARED TO THE THIRD QUARTER AND FIRST NINE MONTHS OF 2007-CONTINUING OPERATIONS

Net sales.

Net sales from continuing operations for the third quarter of 2008 were $8,328,000, an increase of $1,716,000 or 26.0 percent compared to the third quarter of 2007 net sales of $6,612,000. Net sales from continuing operations increased due to a higher level of orders received throughout fiscal year 2007, which resulted in a higher opening backlog at the beginning of the 2008 fiscal year, including higher sales of Multi-Mix® products to defense industry-related customers, as well as a continuation of the favorable trend in orders received during the current year that have positively impacted backlog during 2008.

Net sales from continuing operations for the first nine months of 2008 were $21,576,000, an increase of $5,081,000 or 30.8 percent compared to net sales of $16,495,000 for the first nine months of 2007. The increase in net sales for the first nine months of 2008 is primarily due to the same reasons that benefited the third quarter of 2008 increase in net sales.

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

The following table presents key performance measures that we use to monitor our operating results for the nine months ended September 27, 2008 and September 29, 2007:

	2008	2007
Beginning backlog	$17,991,000	$11,490,000
Plus bookings	24,688,000	21,767,000
Less net sales	21,576,000	16,495,000
Ending backlog	$21,103,000	$16,762,000
Book-to-bill ratio	1.14	1.32

Orders of $9,295,000 were received during the third quarter of 2008, an increase of $2,266,000 or 32.2 percent compared to $7,029,000 in orders received during the third quarter of 2007. Orders of $24,688,000 were received during the first nine months of 2008, an increase of $2,921,000 or 13.4 percent compared to $21,767,000 in orders received during the first nine months of 2007. Backlog increased by $3,112,000 or 17.3 percent to $21,103,000 at the end of the third quarter of 2008 compared to $17,991,000 at year-end 2007, due to the increased orders received during the first nine months of 2008, including orders from defense industry-related customers that are scheduled for shipment later in 2008 and 2009. The book-to-bill ratio for the third quarter of 2008 was 1.12 to 1 and for the third quarter of 2007 was 1.06 to 1. The book-to-bill ratio for the first nine months of 2008 was 1.14 to 1 and for the first nine months of 2007 was 1.32 to 1. The orders, backlog and book-to-bill data exclude FMI information for 2007.

The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed. Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur. The elapsed time from the award of a contract to completion of performance may be up to approximately four years. The dollar amount of backlog is not necessarily indicative of our future earnings related to the performance of such work due to factors outside our control, such as changes in project schedules, scope adjustments or project cancellations. We cannot predict with certainty the portion of backlog to be performed in a given year. Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Cost of sales and gross profit.

The following table provides comparative gross profit information for the quarters and nine months ended September 27, 2008 and September 29, 2007.

	Quarter ended September 27, 2008			Quarter ended September 29, 2007
		$Increase/ (Decrease) from prior period	% of Net Sales		$Increase/ (Decrease) from prior period	% of Net Sales
Consolidated gross profit	$2,749,000	$(67,000)	33.0%	$2,816,000	$532,000	42.6%

	Nine Months ended September 27, 2008			Nine Months ended September 29, 2007
		$Increase/ (Decrease) from prior period	% of Net Sales		$Increase/ (Decrease) from prior period	% of Net Sales
Consolidated gross profit	$8,448,000	$1,568,000	39.2%	$6,880,000	$(782,000)	41.7%

The decrease in consolidated gross profit for the third quarter of 2008 was due to the impact of an aggressive pricing strategy in prior quarters when the Company’s backlog was not as high as the most recent quarters.

The increase in consolidated gross profit and consolidated gross profit percentage for the nine months of 2008 was due to the impact of the higher level of sales allowing for a better absorption of fixed manufacturing costs.

Depreciation expense included in consolidated cost of sales for the third quarter of 2008 was $637,000, an increase of $83,000 compared to the third quarter of 2007. Depreciation expense included in consolidated cost of sales for the first nine months of 2008 was $1,908,000, an increase of $285,000 compared to the first nine months of 2007. For the third quarter and first nine months of 2008, approximately $391,000 and $1,203,000, respectively, of depreciation expense was associated with Multi-Mix® Microtechnology capital assets. For the third quarter and first nine months of 2007, approximately $393,000 and $1,150,000, respectively, of depreciation expense was associated with Multi-Mix® Microtechnology capital assets.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,424,000 for the third quarter of 2008 increased by $325,000 or 15.4%, and when expressed as a percentage of net sales, decreased by 2.5 percentage points to 29.2% compared to the third quarter of 2007. The increase in such expenses for the third quarter of 2008 was due to higher sales commissions, increased selling costs from recent sales personnel hired to meet the demand of increased sales and higher professional fee costs. Selling, general and administrative expenses of $7,022,000 for the first nine months of 2008 increased by $729,000 or 11.6%, and when expressed as a percentage of net sales, decreased by 5.6 percentage points to 32.5% compared to the first nine months of 2007. The increase in such expenses for the first nine months of 2008 was due to higher commissions on the increased sales level and higher selling and administrative costs.

Research and development expenses.

Research and development expenses for new products were $105,000 for the third quarter of 2008, a decrease of $295,000 or 73.7%, and when expressed as a percentage of net sales, decreased by 4.8 percentage points to 1.3% compared to the third quarter of 2007. Substantially all of the research and development expenses were related to Multi-Mix® Microtechnology products. Research and development expenses for new products were $853,000 for the first nine months of 2008, a decrease of $367,000 or 30.1%, and when expressed as a percentage of net sales, decreased by 3.4 percentage points to 4.0% compared to the first nine months of 2007. Substantially all of the research and development expenses were related to Multi-Mix® Microtechnology products. The Company will focus its research and development efforts on military and space applications and reduce investment in select commercial opportunities. Military and space applications are areas in which the Company has a significant core competency that the Company believes will result in a greater return on a reduced level of development spending.

Operating income (loss) from continuing operations.

Operating income from continuing operations for the third quarter of 2008 was $220,000, compared to operating income from continuing operations of $317,000 for the third quarter of 2007. The decrease in operating income from continuing operations for the third quarter of 2008 as compared to the third quarter of 2007 was due to the lower gross profit margins and increased selling, general and administrative expenses.

Operating income from continuing operations for the first nine months of 2008 was $573,000 compared to an operating loss from continuing operations for the first nine months of 2007 of $(632,000). The increase in operating income from continuing operations for the first nine months of 2008 as compared to the first nine months of 2007 was due to the increase in sales, and the decrease in research and development spending, partially offset by higher sales commissions and increased selling, general and administrative expenses.

Interest and other expense, net.

Interest and other expense, net was $(17,000) for the third quarter of 2008 compared to interest and other expense income, net of $(72,000) for the third quarter of 2007. Interest and other expense, net was $(127,000) for the first nine months of 2008 compared to interest and other expense, net of $(56,000) for the first nine months of 2007. Interest expense for the third quarter and first nine months of 2008 and 2007 was principally incurred on borrowings under the Company’s Credit Facility with Capital One, N.A., which was replaced by a credit facility with Wells Fargo Bank, N.A. (the “Wells Fargo Credit Facility”) subsequent to the end of the third quarter (see “Liquidity and Capital Resources” below).

Income (loss) from continuing operations.

For the reasons set forth above, income from continuing operations for the third quarter of 2008 was $193,000 compared to income from continuing operations of $245,000 for the third quarter of 2007. Income per diluted share from continuing operations for the third quarter of 2008 was $.06 compared to income from continuing operations of $.08 per diluted share for the second quarter of 2007.

For the reasons set forth above, income from continuing operations for the first nine months of 2008 was $437,000 compared to a loss from continuing operations of $(688,000) for the first nine months of 2007. Income from continuing operations per diluted share for the first nine months of 2008 was $.15 compared to a loss from continuing operations of $(.23) per share for the first nine months of 2007.

Income taxes.

As of September 27, 2008, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first nine months of 2008.

On December 31, 2006, the Company adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. As of that date, the Company had no uncertain tax positions and did not record any additional benefits or liabilities. At September 27, 2008 and December 29, 2007, the Company had no uncertain tax positions and did not record any additional benefits or liabilities. The Company will recognize any accrued interest or penalties related to unrecognized tax benefits or liabilities within the provision for income taxes.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater than 50 percent change in ownership. Should such a change occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change. For the period ended September 27, 2008, the Company provided for Alternative Minimum Tax and certain state taxes, based upon the estimated annualized tax provision.

Discontinued operations.

Loss from discontinued operations for the third quarter was $11,000 and the first nine months of 2008 was $66,000 or $.02 per share, which consisted of certain ongoing professional fees, claim defense deductibles and certain other expenses. There was no loss from discontinued operations in the first quarter of 2008. Loss from discontinued operations for the third quarter of 2007 was $2,058,000 and for the first nine months of 2007 was $5,858,000. Loss from discontinued operations in 2007 includes a partial goodwill impairment charge of $2,630,000 and a charge of $506,000 to provide a full valuation allowance for a Canadian net deferred tax asset, for a total of $3,136,000 of non-cash charges.

Net income (loss).

For the reasons set forth above, net income for the third quarter of 2008 was $182,000 compared to a net loss of $(1,813,000) for the third quarter of 2007. Net income per diluted share for the third quarter of 2008 was $.06 compared to a net loss of $(.61) per diluted share for the third quarter of 2007.

For the reasons set forth above, net income for the first nine months of 2008 was $371,000 compared to a net loss of $(6,546,000) for the first nine months of 2007. Net income per diluted share for the first nine months of 2008 was $.13 compared to a net loss of $(2.20) per share for the first nine months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $1,923,000 at September 27, 2008 compared to approximately $2,000,000 at the end of 2007. The main reason for the use of cash at September 27, 2008 were capital expenditures of $672,000. The Company's working capital was approximately $11,600,000 and its current ratio was 3.4 to 1 at September 27, 2008 compared to $9,900,000 and 3.5 to 1, respectively, at the end of 2007. At September 27, 2008, the Company had available borrowing capacity under its revolving line of credit of $4,000,000, net of the $1,000,000 outstanding revolving credit borrowings. This facility was paid off on September 30, 2008 with the proceeds of the Wells Fargo Credit Facility (see below).

The Company's activities from continuing operations used operating cash flows of $795,000 during the first nine months of 2008 compared to using $523,000 of operating cash flows during the first nine months of 2007. The primary uses of operating cash flows from continuing operations for the first nine months of 2008 were an increase in accounts receivable of $1,593,000 from the higher first nine months sales level, an increase in inventories of $846,000 to meet the production needs of the increased backlog, and an aggregate increase in revenues in excess of billings of $1,186,000. These uses of operating cash flows were partly offset by income from continuing operations for the first nine months of 2008 of $437,000 plus depreciation and amortization of $1,908,000 incurred in the first nine months of 2008 and share-based compensation of $375,000, coupled with an aggregate reduction in other current assets and other assets of $152,000.

The Company made net cash investments in property, plant and equipment of $672,000 during the first nine months of 2008 compared to net cash investments made in property, plant and equipment of $1,070,000 during the first nine months of 2007. The depreciated cost of capital equipment associated with Multi-Mix® Microtechnology was $4,445,000 at the end of the first nine months of 2008, a decrease of $1,036,000 compared to $5,481,000 at the end of fiscal year 2007.

The primary uses of cash flows from financing activities during the first nine months of 2007 were the repurchase, in a private transaction on March 14, 2007, of 238,700 shares of common stock for the treasury at $9.00 per share for an aggregate total of $2,148,000 and the repayments of $275,000 of term loan borrowings.

The Company’s remaining planned equipment purchases for the last quarter of 2008 have been reduced to approximately $300,000. The reduced capital expenditures and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility.

On October 18, 2006, the Company entered into a financing agreement with Capital One, N.A. (formerly North Fork Bank) consisting of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (“Term Loan”) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (“Mortgage Loan”). The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement).

The Company borrowed $500,000 under the revolving line of credit on May 1, 2008. On July 1, 2008, the Company borrowed an additional $500,000 under the revolving line of credit. The revolving line of credit bears interest at the prime rate less 0.50% (4.50% at September 27, 2008) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance. The Term Loan bears interest at the prime rate less 0.50% (4.50% at September 27, 2008) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance. The Mortgage Loan bears interest at the prime rate less 0.50% (4.50% at September 27, 2008 and currently 4.50%) or LIBOR plus 2.25%. At September 27, 2008, the Company had no portion of its borrowings under LIBOR-based interest rates. The revolving line of credit, the Term Loan and the Mortgage Loan are collateralized by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada.

Capital One, N.A. and the Company amended the financing agreement, as of May 15, 2007, which (i) eliminated the fixed charge coverage ratio covenant for the quarter ended September 29, 2007, (ii) added a covenant related to earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the four quarters ended September 29, 2007 to require the Company to achieve a minimum level of EBITDA, and (iii) modified the fixed charge coverage ratio covenant for periods after the quarter ended September 29, 2007. The Company was in compliance with these amended covenants at September 27, 2008.

New Credit facility - effective September 29, 2008
On September 29, 2008, the Company entered into the Wells Fargo Credit Facility which replaced the Company’s credit facility with Capital One, N.A. On September 30, 2008, the Company repaid all outstanding amounts under the credit facility with Capital One, N.A. with the proceeds of the Wells Fargo Credit Facility. The Wells Fargo Credit Facility consists of a three-year $5,000,000 collateralized revolving credit facility, a three-year $500,000 equipment term loan and a three-year $2,500,000 real estate term loan. The revolving line of credit is subject to an availability limit under a borrowing base calculation of 85% of eligible domestic accounts receivable, 75% of eligible foreign accounts receivable, and 30% of eligible inventory with an inventory sublimit of $400,000. The revolving line of credit expires September 29, 2011. The revolving line of credit bears interest at the prime rate plus one percent, with the prime rate having a floor limit of 5% for loan purposes. The Company may request a LIBOR quote for an initial minimum of $1,000,000 with subsequent requests at a minimum of $500,000. No more than three such requests may be active at any point in time. LIBOR advances bear interest at the LIBOR rate plus 3.25% for a credit advance, or 3.50% for a term loan. The equipment loan is required to be repaid in equal monthly installments of $13,900 based on a four year amortization. The real estate loan is required to be paid in equal monthly installments amortized over a 180 month time period, with any unpaid principal and interest due and payable on the termination date of September 29, 2011. The two term loans require mandatory prepayment under certain circumstances subject to a prepayment fee of 1%-2% of the outstanding balance.

The equipment term loan bears interest at the prime (with a floor of 5%) rate plus 1%. The real estate term loan bears interest at the prime rate (with a floor of 5%) plus 1.50% or LIBOR plus 3.50%.

The Wells Fargo Credit Facility contains several financial and non-financial covenants and is collateralized by substantially all assets of the Company.

On September 30, 2008, under the Wells Fargo Credit Facility, the Company borrowed approximately $1.7 million under the revolving credit facility, $500,000 under the equipment term loan and $2.5 million under the real estate term loan.

At September 27, 2008 and December 29, 2007, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first nine months of 2008 by approximately $1,236,000, and the Company anticipates that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2008 by approximately $1,600,000. The Company intends to issue commitments to purchase up to $300,000 of capital equipment from various vendors during the last quarter of 2008. The Company anticipates that such equipment will be purchased and become operational during 2008.

Related to the discontinued operations of FMI, there is a remaining lease commitment on its leased facility of approximately $160,000 which has been accrued as of September 27, 2008, however, the Company anticipates settling the remaining lease commitment for a reduced amount.

The functional currency for the Company’s Costa Rica operations is the United States dollar. The functional currency for the Company’s previously wholly-owned subsidiary FMI was the Canadian dollar. The change in accumulated other comprehensive income for 2007 reflects the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods. Following the sale of the Company’s discontinued operations in December 2007, there is no foreign currency translation adjustment at September 27, 2008.

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

In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and its Related Interpretive Accounting Pronouncements that Address Leasing Transactions”, which became effective for the Company on December 30, 2007. This FSP excludes FASB Statement No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements from the provisions of SFAS No. 157. Implementation of this standard did not have a material effect on the Company's financial statements.

In February 2008, the FASB issued FSP No. 157-2, “Effective Date of FASB Statement No. 157”, which delays the Company's January 1, 2008 effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009. Implementation of this standard is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133" ("SFAS No. 161"), which amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" to require qualitative disclosure about objectives and strategies in using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about the underlying credit-risk-related contingent features in derivative agreements. SFAS No. 161 is intended to improve financial reporting by requiring transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Implementation of this standard is not expected to have a material effect on the Company's financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on the material weaknesses in internal control identified below, as of September 27, 2008 (the end of the period covered by this report), the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of September 27, 2008, the Company's disclosure controls and procedures were not effective.

(b) Material Weakness in Internal Control Over Financial Reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonably possible likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in its internal control over financial reporting as of September 27, 2008:

Personnel

Management identified changes in financial personnel that led to a lack of sufficient financial reporting experience to prepare accurate financial statements in a timely manner.

New Financial Reporting System

Management identified the failure to accurately implement the Company’s new financial accounting system which has led to errors in preliminary financial reports requiring additional resources and time to correct.

Potential Problem Areas

Management was unable to identify potential problem areas in financial reporting that required immediate attention by operational and financial personnel that were not identified on a timely basis.

Remediation

(a) The Company is currently seeking to hire an experienced chief financial officer and an experienced cost accountant. Until such personnel can be hired, the Company will be utilizing an accounting consulting firm to oversee, test and support procedures and processes for financial reporting for the fourth quarter of 2008 and for year end 2008.

(b) Management has identified procedures to enable the Company to better close work orders in the new financial reporting system, including the deployment of additional personnel to ensure that work orders are properly closed out.

(c) Personnel will be trained as to the importance of timely and accurate reporting to the labor system. Exception reports will be generated that provide operations and finance information regarding any discrepancies to the procedures on a daily basis.

Apart from the implementation of a new financial accounting system and changes in financial personel, there were no changes that occurred during the quarter ended June 28, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Merrimac has an Employment Practices Liability insurance policy that extends coverage to its subsidiaries. The insurance carrier agreed to provide a defense in this matter on April 24, 2008 and they retained Canadian counsel to defend this claim. Merrimac made provision for the deductible amount of the insurance policy which is $25,000. In accordance with the requirements of SFAS No. 5, after discussions with counsel, Merrimac cannot presently determine if the likelihood of an unfavorable outcome is probable, reasonably possible or remote. In addition, Merrimac cannot reasonably estimate the amount of a probable loss, other than the minimal deductible amount under the insurance policy. Merrimac and its insurance carrier intend to defend these claims vigorously.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to our Risk Factors from those presented in our Form 10-K for fiscal year 2007, as modified by our Form 10-Q for the quarter ended June 28, 2008, except that the Risk Factor captioned “Our revolving line of credit expires in October 2008 and the failure to renew the revolving line of credit or a renewal on less favorable terms could have a material adverse effect on our business operations” has been deleted and the following risk factor has been added:

Management identified material weaknesses in our internal control over financial reporting in the quarters ending June 28, 2008 and September 27, 2008. Failure to maintain effective internal control over financial reporting could result in our failure to accurately report our financial results.

In the quarters ending June 28, 2008 and September 27, 2008, management identified several significant deficiencies in our internal control over financial reporting that collectively constitute material weaknesses in internal control over financial reporting. Management plans to implement new controls and procedures designed to remediate these significant deficiencies. If we are unable to remediate these significant deficiencies or if we experience additional significant deficiencies or material weaknesses in the future, we may be required to record material audit adjustments. As a result, investors may lose confidence in our ability to operate our business, any of which could materially affect our stock price.

ITEM 5. OTHER INFORMATION.

On November 17, 2008, the Audit Committee of Merrimac Industries, Inc. determined that reissuing the previously filed financial statements for the Company’s fiscal 2008 second quarter was appropriate to correct certain accounting errors. These errors arose from control deficiencies created by changes of accounting personnel and failure to properly implement a new financial accounting system. The second quarter errors include a $33,937 overstatement of net sales and corresponding $33,937 understatement of customer deposits; a $211,603 understatement of inventory and corresponding $211,603 overstatement of cost of sales; and a $177,666 understatement of net income.

The Audit Committee concluded that the aggregate impact of these errors is material to the fiscal 2008 second quarter financial statements. Therefore, the Company is restating the previously filed financial statements and the Company’s financial statements for its fiscal 2008 second quarter included in its Form 10-Q filed on August 18, 2008 should no longer be relied upon.

The Company with its Audit Committee has discussed the matter described above with J.H. Cohn LLP, its independent registered public accounting firm.

As a result of the adjustments, the fiscal 2008 second quarter is restated as follows:

Consolidated Statement of Operations	Three Months Ended June 28, 2008 ($)		Six Months Ended June 28, 2008 ($)
and Comprehensive Income	Previously Reported	Restated	Previously Reported	Restated
Net Sales	7,524,203	7,490,266	13,281,889	13,247,952
Cost of Sales	4,308,912	4,097,309	7,760,872	7,549,269
Net Income	383,672	561,338	11,437	189,103
Net Income per Common Share - Basic	.13	.19	0.06
Net Income per Common Share - Diluted	.13	.19	0.06

	As Of June 28, 2008 ($)
Consolidated Balance Sheet	Previously Reported	Restated
Inventories, Net	6,462,065	6,673,668
Total Current Assets	15,023,672	15,235,275
Total Assets	25,845,158	26,056,761
Customer Deposits	483,393	517,330
Total Current Liabilities	4,315,747	4,349,684
Total Liabilities	7,616,025	7,649,962
Retained Earnings	1,185,361	1,363,027
Total Stockholders’ Equity	18,229,133	18,406,799
Total Liabilities and Stockholders’ Equity	25,845,158	26,056,761

ITEM 6. EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
31.1+	Certificate of Chief Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Chief Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Indicates that exhibit is filed as an exhibit hereto.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMAC INDUSTRIES, INC.

Date: November 17, 2008	By: /s/ Mason N. Carter
Mason N. Carter
Chairman, President and
Chief Executive Officer and Principal Financial Officer