Form 10-Q/A
period 2008-06-28
MERRIMAC INDUSTRIES INC
filed 2008-11-18
CIK 706864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes X      No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and a smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [__] No [ X ]

As of November 17, 2008, there were 2,951,324 shares of Common Stock, par value $.01 per share, outstanding.

Explanatory note

We are filing this Amendment No. 1 on Form 10-Q/A to Merrimac Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 28, 2008, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 18, 2008 (the “Original Form 10-Q”) to reflect the restatements of our consolidated balance sheet, at June 28, 2008; our consolidated statements of income for the quarter and six months ended June 28, 2008, our Consolidted Statement of Shareholders’ Equity for the six months ended June 28,2008, our consolidated statements of cash flows for the six months ended June 28, 2008 and the related notes.

On November 17, 2008, the Audit Committee of Merrimac Industries, Inc. determined that reissuing the previously filed financial statements for the fiscal 2008 second quarter was appropriate to correct certain accounting errors. These errors arose from control deficiencies created by changes of accounting personnel and the failure to properly implement a new financial accounting system. The second quarter errors include a $33,937 overstatement of net sales and corresponding $33,937 understatement of customer deposits; a $211,603 understatement of inventory and corresponding $211,603 overstatement of cost of sales; and a $177,666 understatement of net income.

The Audit Committee concluded that the aggregate impact of these errors is material to the fiscal 2008 second quarter financial statements. Therefore, the Company is restating the previously filed financial statements and the financial statements contained in the Original Form 10-Q should no longer be relied upon.

As a result of the adjustments, the fiscal 2008 second quarter is restated as follows:

Consolidated Statement of Operations	Three Months Ended June 28, 2008 ($)		Six Months Ended June 28, 2008 ($)
	Previously Reported	Restated	Previously Reported	Restated

Net Sales	7,524,203	7,490,266	13,281,889	13,247,952
Cost of Sales	4,308,912	4,097,309	7,760,872	7,549,269
Net Income	383,672	561,338	11,437	189,103
Net Income per Common Share - Basic	.13	.19	0.06
Net Income per Common Share - Diluted	.13	.19	0.06

Consolidated Balance	As Of June 28, 2008 ($)
Sheet	Previously Reported	Restated
Inventories, Net	6,462,065	6,673,668
Total Current Assets	15,023,672	15,235,275
Total Assets	25,845,158	26,056,761
Customer Deposits	483,393	517,330
Total Current Liabilities	4,315,747	4,349,684
Total Liabilities	7,616,025	7,649,962
Retained Earnings	1,185,361	1,363,027
Total Stockholders’ Equity	18,229,133	18,406,799
Total Liabilities and Stockholders’ Equity	25,845,158	26,056,761

The Audit Committee also concluded that the Company’s internal control over financial reporting were not effective for the second quarter of fiscal year 2008 due to material weaknesses in internal control. Accordingly, management’s report on Controls and Procedures included in the Company’s Quarterly Report on Form 10-Q for the period ended June 28, 2008 should no longer be relied upon.

This Form 10-Q/A amends and restates only certain information in the following sections as a result of the current restatement described above:

Part I —Item 1 - Financial Statements

Part I— Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I— Item 4 - Controls and Procedures

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Principal Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1 and 32.1.

For the convenience of the reader, this Amendment No. 1 on Form 10-Q/A sets forth the entire Form 10-Q for the quarterly period ended June 28, 2008. However, this Form 10-Q/A only amends and restates the Items described above to reflect the effects of the restatements and no attempt has been made to modify or update other disclosures presented in our Form 10-Q for the quarterly period ended June 28, 2008. Accordingly, except for the foregoing amended information, this Form 10-Q/A continues to speak as of August 18, 2008 (the original filing date of our Form 10-Q for the quarterly period ended June 28, 2008) and does not reflect events occurring after the filing of our Form 10-Q for the quarterly period ended June 28, 2008 and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the Form 10-Q for the quarterly period ended June 28, 2008 have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatements described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such restatements is unchanged and reflects the disclosures made at the time of the original filing.

MERRIMAC INDUSTRIES, INC.
41 Fairfield Place
West Caldwell, NJ 07006
INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Restated)

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the Quarters and Six Months Ended June 28, 2008
and June 30, 2007 (Unaudited	1

Consolidated Balance Sheets-June 28, 2008 (Unaudited) and
December 29, 2007	2

Consolidated Statement of Stockholders’ Equity for the Six Months
Ended June 28, 2008 (Unaudited)	3

Consolidated Statements of Cash Flows for the Six
Ended June 28, 2008 and June 30,2007 (Unaudited)	4

Notes to Consolidated Financial Statements.	5

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	30

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRIMAC INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
	Restated		Restated
CONTINUING OPERATIONS
Net sales	$7,490,266	$5,371,471	$13,247,952	$9,882,917
Costs and expenses:
Cost of sales	4,097,309	3,004,761	7,549,269	5,818,881
Selling, general and administrative	2,353,395	1,976,729	4,597,965	4,193,731
Research and development	374,581	335,262	747,399	819,507
	6,825,285	5,316,752	12,894,633	10,832,119
Operating income (loss)	664,981	54,719	353,319	(949,202)
Interest and other (expense) income, net	(48,607)	4,231	(109,180)	16,401
Income (loss) from continuing operations before
income taxes	616,374	50,488	244,139	(932,801)
Provision (benefit) for income taxes	-	-	-	-
Income (loss) from continuing operations	616,374	50,488	244,139	(932,801)
DISCONTINUED OPERATIONS
Loss from discontinued operations, after
income taxes in 2007	(55,036)	(3,519,411)	(55,036)	(3,799,924)
Net income (loss)	$561,338	$(3,468,923)	$189,103	$(4,732,725)
Income (loss) per common share from continuing
operations-basic	$.21	$.02	$.08	$(.31)
Loss per common share from discontinued
operations-basic	$(.02)	$(1.21)	$(.02)	$(1.27)
Net income (loss) per common share-basic	$.19	$(1.19)	$.06	$(1.58)
Income (loss) per common share from continuing
operations-diluted	$.21	$.02	$.08	$(.31)
Loss per common share from discontinued
operations-diluted	$(.02)	$(1.20)	$(.02)	$(1.27)
Net income (loss) per common share-diluted	$.19	$(1.18)	$.06	$(1.58)
Weighted average number of shares
outstanding-basic	2,939,788	2,910,711	2,936,155	3,003,513
Weighted average number of shares
outstanding-diluted	2,945,203	2,947,464	2,948,287	3,003,513
COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$561,338	$(3,468,923)	$189,103	$(4,732,725)
Comprehensive income (loss):
Foreign currency translation adjustment	-	307,131	-	368,514
Comprehensive income (loss)	$561,338	$(3,161,792)	$189,103	$(4,364,211)

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 28,
	2008	December 29,
	Restated	2007
ASSETS	(UNAUDITED)	(Note 1)
Current assets:
Cash and cash equivalents	$409,374	$2,004,471
Accounts receivable, net	7,609,252	5,299,753
Inventories, net	6,673,668	5,039,770
Other current assets	542,981	774,007
Due from assets sale contract	-	664,282
Total current assets	15,235,275	13,782,283
Property, plant and equipment	37,949,701	37,556,672
Less accumulated depreciation and amortization	27,650,605	26,600,240
Property, plant and equipment, net	10,299,096	10,956,432
Restricted cash	-	250,000
Other assets	470,390	531,633
Deferred tax assets	52,000	52,000
Total Assets	$26,056,761	$25,572,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,050,000	$550,000
Accounts payable	1,085,015	943,481
Accrued liabilities	1,645,339	1,965,403
Customer deposits	517,330	363,296
Deferred income taxes	52,000	52,000
Total current liabilities	4,349,684	3,874,180
Long-term debt, net of current portion	3,237,500	3,762,500
Deferred liabilities	62,778	61,300
Total liabilities	7,649,962	7,697,980
Commitments and contingencies
Stockholders' equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares
No shares issued
Common stock, par value $.01 per share:
20,000,000 shares authorized; 3,310,486 and 3,289,103 shares issued;
and 2,947,581 and 2,926,198 shares outstanding, respectively	33,105	32,891
Additional paid-in capital	20,132,831	19,789,717
Retained earnings	1,363,027	1,173,924
	21,528,963	20,996,532
Less treasury stock, at cost - 362,905 shares at June 28, 2008 and
December 29, 2007	(3,122,164)	(3,122,164)
Total stockholders' equity	18,406,799	17,874,368
Total Liabilities and Stockholders' Equity	$26,056,761	$25,572,348

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 28, 2008
(UNAUDITED)
Restated

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Total
Balance, December 29, 2007	3,289,103	$32,891	$19,789,717	$1,173,924	362,905	$(3,122,164)	$17,874,368
Net income				189,103			189,103
Share-based compensation			257,480				257,480
Stock Purchase Plan sales	9,301	93	57,344				57,437
Exercise of stock options	4,082	41	28,290				28,331
Vesting of restricted stock	8,000	80					80
Balance, June 28, 2008	3,310,486	$33,105	$20,132,831	$1,363,027	362,905	$(3,122,164)	$18,406,799

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 28, 2008	June 30, 2007
	Restated
Cash flows from operating activities:
Net income (loss)	$189,103	$(4,732,725)
Less, loss from discontinued operations	(55,036)	(3,799,924)
Income (loss) from continuing operations	244,139	(932,801)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,270,228	1,157,836
Amortization of deferred financing costs	16,080	14,716
Share-based compensation	257,560	132,496
Changes in operating assets and liabilities:
Accounts receivable	(2,309,499)	644,552
Inventories	(1,633,898)	(825,915)
Other current assets	125,749	187,107
Other assets	125,891	(198,602)
Accounts payable	141,534	170,648
Accrued liabilities	(295,515)	9,204
Customer deposits	154,034	102,000
Deferred liabilities	1,479	11,730
Net cash provided by (used in) operating activities of continuing operations	(1,902,218)	472,971
Net cash (used in) operating activities of discontinued operations	(55,036)	(295,948)
Net cash provided by (used in) operating activities	(1,957,254)	177,023

Cash flows from investing activities:
Purchases of capital assets	(612,893)	(755,796)
Cash proceeds from sale of discontinued operations	664,282	-
Net cash provided by (used in) investing activities of continuing operations	51,389	(755,796)
Net cash used in investing activities of discontinued operations	-	(171,265)
Net cash provided by (used in) investing activities	51,389	(927,061)

Cash flows from financing activities:
Repurchase of common stock for the treasury	-	(2,148,300)
Borrowings under revolving credit facility	500,000
Repayment of long-term debt	(525,000)	(275,000)
Restricted cash returned	250,000	-
Proceeds from the exercise of stock options	28,331	73,800
Proceeds from Stock Purchase Plan sales	57,437	7,495
Net cash provided by (used in) financing activities of continuing operations	310,768	(2,342,005)
Net cash used in financing activities of discontinued operations	-	(68,496)
Net cash provided by (used in) financing activities	310,768	(2,410,501)
Effect of exchange rate changes	-	16,410
Net decrease in cash and cash equivalents	(1,595,097)	(3,144,129)
Cash and cash equivalents at beginning of period, including $0 and $562,205 reported under assets held for sale	2,004,471	5,961,537
Cash and cash equivalents at end of period including $0 and $42,905 reported under assets held for sale	$409,374	$2,817,408

Supplemental disclosures of cash flow information:
Cash paid during the period for-
Interest on credit facilities	$112,717	$182,544

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated

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

As discussed in Note 19, this second quarter restatement includes the following corrections of previous errors, a $33,937 decrease of net sales and corresponding $33,937 increase in customer deposits; a $211,603 increase in inventory and corresponding $211,603 decrease in cost of sales; and a $177,666 increase in net income.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), the results of operations related to Filtran Microcircuits Inc. (“FMI”) for the first quarter of 2007 prior period have been reported as discontinued operations.

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

Operating results of FMI, which were formerly represented as Merrimac’s microwave micro-circuitry segment are summarized as follows:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$0	$854,000	$0	$1,766,000
Loss before provision for income taxes	$(55,000)	$(3,013,000)	$(55,000)	$(3,294,000)

Provision for income taxes	----	506,000	----	506,000
Net loss	$(55,000)	$(3,519,000)	$(55,000)	$(3,800,000)

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated

3. CONTRACT REVENUE RECOGNITION

The Company derives its revenues from sales of the following: customized products, which include amounts billable for non-recurring engineering services and in some instances the production and delivery of prototypes, and the subsequent production of delivery of units under short-term, firm-fixed price contracts; the design, documentation, production and delivery of a series of complex components under long-term firm-fixed price contracts; and the delivery of off-the-shelf, standard products.

The Company accounts for all contracts, except for the sale of off-the-shelf standard products, in accordance with AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

The Company recognizes all amounts billable under short-term contracts involving non-recurring engineering services for customization of products in net sales and all related costs in cost of sales under the completed-contract method when the customized units are delivered. The Company periodically enters into contracts with customers for the development and delivery of a prototype prior to the shipment of units. Under those circumstances, the Company recognizes all amounts billable for non-recurring engineering services in net sales and all related costs in cost of sales when the prototype is delivered and recognize all of the remaining amounts billable and the related costs when the units are delivered.

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

Sales of off-the-shelf, standard products and related costs of sales are recorded when title transfers to the customer, which is generally on the date of shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable.

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
Restated

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

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated

The following weighted average assumptions for the quarter and six months ended June 28, 2008 and June 30, 2007 were utilized:

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

At June 28, 2008, there were 328,100 options outstanding under the 2006 Stock Option Plan of which was 124,365 were exercisable. Options are granted at the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan. Options available for grant under the 2006 Stock Option Plan were 171,900 at June 28, 2008.

At June 28, 2008, the Company also maintains share-based compensation arrangements under the following plans: (i) 1993 Stock Option Plan; (ii) 1997 Long-Term Incentive Plan; and (iii) 2001 Stock Option Plan.

At June 28, 2008, there was 143,300 options outstanding under the 1997 Long Term Incentive Plan and the 2001 Stock Option Plan, of which all were exercisable. No options are available for future grant under the 1997 Long Term Incentive Plan or the 2001 Stock Option Plan.

A summary of all stock option activity and information related to all options outstanding follows:

	2008
	Weighted
	average
	exercise
	price	Shares
Outstanding at
beginning of year	$ 9.30	594,747
Granted	5.15	17,500
Exercised	6.94	(4,082)
Expired	10.12	(72,965)
Forfeited	8.53	(63,800)
Outstanding at end of period	$ 9.14	471,400
Exercisable at end of period	$ 9.22	267,665
Option price range at end of period	$5.15-$17.00
Weighted average estimated fair
value of options granted during
the year	$ 2.14

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated

A summary of intrinsic and fair value stock option information follows:

Aggregate intrinsic value of all options at June 28, 2008	$ 0
Aggregate intrinsic value of exercisable options at June 28, 2008	$ 0
Intrinsic value of options exercised during 2008	$ 9,000
Fair value of options vested during 2008	$ 343,000

As of June 28, 2008, the total future compensation cost related to nonvested stock options and the employee stock purchase plan not yet recognized in the statement of operations was $674,000. Of that total, $197,000, $344,000, $128,000 and $5,000 are expected to be recognized in 2008, 2009, 2010 and 2011 respectively.

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

A summary of unvested restricted stock activity and information related to all restricted stock outstanding follows:

	Weighted-
	Average
	Grant-Day
	Fair Value	Shares
Unvested at December 29, 2007.	$ 9.69	16,500

Granted	5.15	9,000
Vested	9.67	(8,000)

Unvested at June 28, 2008	$ 7.36	17,500

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated

8. INVENTORIES

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

Inventories consist of the following:
	June 28, 2008	December 29, 2007
Finished goods	$537,525	$239,503
Work in process	3,324,500	2,979,632
Raw materials and purchased parts	2,811,643	1,820,635
Total	$6,673,668	$5,039,770

9.	LONG-LIVED ASSETS

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

Fixed assets and intangible assets related to the Multi-Mix® product line have been tested for recoverability at least annually since 2002 following the guidance of SFAS No. 144. Based on the results of this testing we have concluded that the undiscounted cash flows expected to result from the use of these assets exceeds its carrying amount, and therefore there is no impairment loss.

10. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at June 28, 2008 and December 29, 2007:

	2008	2007
Capital One N.A. (formerly North Fork Bank):
Revolving line of credit, 2.00% above LIBOR or 0.50% below prime..	$500,000	$-
Term loan, due October 1, 2011, 2.25% above LIBOR or 0.50%
below prime	1,300,000	1,500,000
Mortgage loan, due October 1, 2016, 2.25% above LIBOR or 0.50%
below prime	2,487,500	2,812,500
	4,287,500	4,312,500
Less current portion	1,050,000	550,000
Long-term portion	$3,237,500	$3,762,500

On October 18, 2006, the Company entered into a financing agreement with North Fork Bank (now Capital One, N.A.) which consists of a two-year $5,000,000 revolving line of credit, a five-year $2,000,000 machinery and equipment term loan due October 1, 2011 (“Term Loan”) and a ten-year $3,000,000 real estate term loan due October 1, 2016 (“Mortgage Loan”). This financing agreement replaced the prior financing agreement with CIT. Completion of the financing agreement resulted in additional cash loan proceeds of approximately $2,900,000 plus the release of previously restricted cash of $1,500,000. The revolving line of credit is subject to an availability limit under a borrowing base calculation (85% of eligible accounts receivable plus up to 50% of eligible raw materials inventory plus up to 25% of eligible electronic components, with an inventory advance sublimit not to exceed $1,500,000, as defined in the financing agreement). Our revolving line of credit expires in October 2008. Capital One, N.A. (formerly North Fork Bank)has indicted to us that it does intend to renew the line of credit. We believe that we will be able to refinance the line of credit with another financial institution, but such refinancing likely will be on less favorable terms to us. The Company borrowed $500,000 under its revolving line of credit on May 1, 2008. At June 28, 2008, the Company had available

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated

borrowing capacity under its revolving line of credit of $4,500,000. Subsequent to the end of the second quarter of 2008, the Company borrowed an additional $500,000 under its revolving line of credit on July 1, 2008. The revolving line of credit bears interest at the prime rate less 0.50% (4.50% at June 28, 2008 and currently 4.50%) or LIBOR plus 2.00%. The principal amount of the Term Loan is payable in 59 equal monthly installments of $33,333 and one final payment of the remaining principal balance. The Term Loan bears interest at the prime rate less 0.50% (4.50% at June 28, 2008 and currently 4.50%) or LIBOR plus 2.25%. The principal amount of the Mortgage Loan is payable in 119 equal monthly installments of $12,500 and one final payment of the remaining principal balance. The Mortgage Loan bears interest at the prime rate less 0.50% (4.50% at June 28, 2008 and currently 4.50%) or LIBOR plus 2.25%. At June 28, 2008, the Company had no portion of its borrowings under LIBOR-based interest rates. The revolving line of credit, the Term Loan and the Mortgage Loan are secured by substantially all assets located within the United States and the pledge of 65% of the stock of the Company's subsidiaries located in Costa Rica and Canada.

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

On August 9, 2007, Capital One N.A. and Merrimac entered into a Pledge and Security Agreement, under which Capital One N.A. consented to the guaranty by Merrimac of FMI's borrowings under the revolving credit agreement with The Bank of Nova Scotia in the amount of up to $250,000 (Canadian). In consideration for Capital One N.A. providing such consent, Merrimac deposited $250,000 into a controlled collateral account with Capital One N. A. and also agreed to prepay the mortgage loan portion of the credit facility with Capital One N.A. with fifty percent of the net proceeds from a sale of FMI, up to a maximum amount of $500,000. This agreement terminated in November 2007 when The Bank of Nova Scotia terminated FMI’s revolving credit agreement. Upon the termination of such agreement, the Company agreed to repay a portion of its Mortgage Loan with the funds in the controlled collateral account upon the expiration of the LIBOR contracts in January 2008. On January 18, 2008, Merrimac paid $250,000 of the Mortgage Loan using the funds previously deposited into the controlled collateral account.

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

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated

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

The following table summarizes the calculation of basic and diluted net income (loss) per share:

	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income (loss) available to common stockholders	$561,338	$(3,468,923)	$189,103	$(4,732,725)
Basic net income (loss) per share
Weighted average number of shares outstanding for
basic net income (loss) per share-
Common stock .	2,939,788	2,910,711	2,936,155	3,003,513

Net income (loss) per common share - basic	$.19	$(1.19)	$.06	$(1.58)

Diluted net income (loss) per share
Weighted average number of shares outstanding for
diluted net income (loss) per share:
Common stock	2,939,788	2,910,711	2,936,155	3,003,513
Effect of dilutive securities:
Stock options (1)	5,415	36,753	12,132	-
Weighted average number of shares outstanding for
diluted net income (loss) per share.	2,945,203	2,947,464	2,948,287	3,003,513
Net income (loss) per common share - diluted	$.19	$(1.18)	$.06	$(1.58)

(1)	Represents additional shares resulting from assumed conversion of stock options less shares purchased with the proceeds therefrom.

Diluted net income (loss) per share excludes 456,000 and 228,000 shares underlying stock options for the quarters ended June 28, 2008 and June 30, 2007, respectively, as the exercise price of these options was greater than the average market value of the common shares, resulting in an anti-dilutive effect on net income (loss) per share. Diluted net

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated

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

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated

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

17. LEGAL PROCEEDINGS

Merrimac is party to lawsuits, arising in the normal course of business. It is the opinion of management of Merrimac that the disposition of these various lawsuits will not individually or in the aggregate have a material adverse effect on the consolidated financial position or results of the Company.

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

Merrimac has an Employment Practices Liability insurance policy that extends coverage to its subsidiaries. The insurance carrier agreed to provide a defense in this matter on April 24, 2008 and they retained Canadian counsel to defend against this claim. Merrimac made provision for the deductible amount of the insurance policy which is $25,000. In accordance with the requirements of SFAS No. 5, after discussions with counsel, Merrimac cannot presently determine if the likelihood of an unfavorable outcome is probable, reasonably possible or remote. In addition, Merrimac cannot reasonably estimate the amount of a probable loss, other than the minimal deductible amount under the insurance policy. The Company and its insurance carrier intend to defend against these claims vigorously.

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

MERRIMAC INDUSTRIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Restated

19. RESTATEMENT

On November 17, 2008, the Audit Committee of Merrimac Industries, Inc. determined that reissuing the previously filed financial statements for the fiscal 2008 second quarter was appropriate to correct certain accounting errors. These errors arose from control deficiencies created by changes of accounting personnel and the failure to properly implement a new financial accounting system. The second quarter errors include a $33,937 overstatement of net sales and corresponding $33,937 understatement of customer deposits; a $211,603 understatement of inventory and corresponding $211,603 overstatement of cost of sales; and a $177,666 understatement of net income.

As a result of the adjustments, the fiscal 2008 second quarter is restated as follows:

	Three Months Ended June 28, 2008 ($)		Six Months Ended June 28, 2008 ($)
Consolidated Statement of Operations	Previously Reported	Restated	Previously Reported	Restated
Net Sales	7,524,203	7,490,266	13,281,889	13,247,952
Cost of Sales	4,308,912	4,097,309	7,760,872	7,549,269
Net Income	383,672	561,338	11,437	189,103
Net Income per Common Share - Basic	.13	.19	0.06
Net Income per Common Share - Diluted	.13	.19	0.06

	As Of June 28, 2008 ($)
Consolidated Balance Sheet	Previously Reported	Restated
Inventories, Net	6,462,065	6,673,668
Total Current Assets	15,023,672	15,235,275
Total Assets	25,845,158	26,056,761
Customer Deposits	483,393	517,330
Total Current Liabilities	4,315,747	4,349,684
Total Liabilities	7,616,025	7,649,962
Retained Earnings	1,185,361	1,363,027
Total Stockholders’ Equity	18,229,133	18,406,799
Total Liabilities and Stockholders’ Equity	25,845,158	26,056,761

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

For the second quarter and first six months of 2008, the Company returned to profitable results from continuing operations. Previously, the Company experienced losses from continuing operations in the first quarter of 2008 and prior quarters. Improved orders and the increased opening backlog from 2007 provided the catalyst to increase sales for the second quarter of 2008 by $2,119,000 or 39.4% and 3,365,000 or 34.4% for the first six months of 2008 compared to 2007, particularly sales of Core and Multi-Mix® products to defense industry-related customers. The increased gross profit from the higher sales level coupled with most expenses, as a percentage of net sales, being lower than previous periods, resulted in income from continuing operations for the second quarter of 2008 as compared to losses in recent prior quarters. Backlog increased by $2,397,000 or 13.3% to $20,388,000 at the end of the first quarter of 2008 from the end of 2007. The June 28, 2008 backlog of $20,137,000,an increase of $2,146,000 or 11.9% compared to year-end 2007 backlog of $17,991,000, is slightly below the highest quarter-end backlog of $20,388,000 that the Company achieved in March 2008, because of the higher level of second quarter 2008 sales.

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

The Company anticipates that depreciation and amortization expenses will exceed its revised capital expenditures for fiscal year 2008 by approximately $1,600,000. The Company intends to reduce its commitments to purchase capital equipment from various vendors to an amount of approximately $400,000 for the remainder of 2008. The Company anticipates that such equipment will be purchased and become operational during the remainder of 2008. The Company’s planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008. Capital One N.A. has indicated to us that it does not intend to renew the line of credit. We believe that we will be able to refinance the line of credit with another financial institution, but such refinancing likely will be on less favorable terms to us.

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

Company management determined, and on August 9, 2007 the Board of Directors approved, that the Company should divest its FMI operations. The divestiture should enable Merrimac to concentrate its resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the second quarter of 2008, the Company reflected FMI as a discontinued operation and the Company reclassified prior financial statements to reflect the results of operations, financial position and cash flows of FMI as discontinued operations.

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

Operating results of FMI, which were formerly represented as Merrimac’s microwave micro-circuitry segment, are summarized as follows:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Net sales	$0	$854,000	$0	$1,766,000
Loss before provision for income taxes	$(55,000)	$(3,013,000)	$(55,000)	(3,294,000)

Provision for income taxes	-----	506,000	-----	506,000
Net loss	$(55,000)	$(3,519,000)	$(55,000)	$(3,800,000)

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

Contract Revenue Recognition

The Company derives its revenues from sales of the following: customized products, which include amounts billable for non-recurring engineering services and in some instances the production and delivery of prototypes, and the subsequent production of delivery of units under short-term, firm-fixed price contracts; the design, documentation, production and delivery of a series of complex components under long-term firm-fixed price contracts; and the delivery of off-the-shelf, standard products.

The Company accounts for all contracts, except for the sale of off-the-shelf standard products, in accordance with AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

The Company recognizes all amounts billable under short-term contracts involving non-recurring engineering services for customization of products in net sales and all related costs in cost of sales under the completed-contract method when the customized units are delivered. The Company periodically enters into contracts with customers for the development and delivery of a prototype prior to the shipment of units. Under those circumstances, the Company recognizes all amounts billable for non-recurring engineering services in net sales and all related costs in cost of sales when the prototype is delivered and recognize all of the remaining amounts billable and the related costs when the units are delivered.

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

Sales of off-the-shelf, standard products and related costs of sales are recorded when title transfers to the customer, which is generally on the date of shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable.

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

Valuation of Deferred Tax Assets

As of June 28, 2008, the Company has significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first six months of 2008

CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
(UNAUDITED)

The following table reflects the percentage relationships of items from the Consolidated Statements of Operations as a percentage of net sales.

	Percentage of Net Sales		Percentage of Net Sales
	Quarters Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
CONTINUING OPERATIONS	2008	2007	2008	2007
	Restated		Restated

Net sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	. 54.7	55.9	57.0	58.9
Selling, general and administrative	31.4	36.8	34.7	42.4
Research and development	5.0	6.3	5.6	8.3
	91.1	99.0	97.3	109.6

Operating income (loss)	8.9	1.0	2.7	(9.6)
Interest and other (expense) income, net	(0.7)	(0.1)	(0.8)	0.2

Income (loss) from continuing operations
before income taxes	8.2	0.9	1.9	(9.4)
Provision (benefit) for income taxes	-	-	-	-
Income (loss) from continuing operations	8.2	0.9	1.9	(9.4)

DISCONTINUED OPERATIONS

Loss from discontinued operations after
income taxes	(0.7)	(65.5)	(0.4)	(38.5)
Net income (loss)	7.5%	(64.6)%	1.5%	(47.9)%

SECOND QUARTER AND FIRST SIX MONTHS OF 2008 COMPARED TO THE SECOND QUARTER AND FIRST SIX MONTHS OF 2007-CONTINUING OPERATIONS

Net sales.

Net sales from continuing operations for the second quarter of 2008 were $7,490,000, an increase of $2,119,000 or 39.4 percent compared to the second quarter of 2007 net sales of $5,371,000. Net sales from continuing operations increased due to the higher level of orders received throughout fiscal year 2007, which resulted in a higher opening backlog at the beginning of the 2008 fiscal year, including higher sales of Multi-Mix® products to the defense industry-related customers, as well as a continuation of the favorable trend in orders received during the current year that have positively impacted backlog during 2008.

Net sales from continuing operations for the first six months of 2008 were $13,248,000, an increase of $3,365,000 or 34.0 percent compared to net sales of $9,883,000 for the first six months of 2007. The increase in net sales for the first six months of 2008 is primarily due to the same reasons that benefited the second quarter of 2008 increase in net sales.

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

The following table presents key performance measures that we use to monitor our operating results for the six months ended June 28, 2008 and June 30, 2007:

	2008 Restated	2007
Beginning backlog	$17,991,000	$11,490,000
Plus bookings	15,393,000	14,738,000
Less net sales	13,247,000	9,883,000
Ending backlog	$20,137,000	$16,345,000
Book-to-bill ratio	1.16	1.49

Orders of $7,238,000 were received during the second quarter of 2008, a decrease of $1,531,000 or 17.5 percent compared to $8,769,000 in orders received during the second quarter of 2007. Orders of $15,393,000 were received during the first six months of 2008, an increase of $655,000 or 4.4 percent compared to $14,738,000 in orders received during the first six months of 2007. Backlog increased by $2,146,000 or 11.9 percent to $20,137,000 at the end of the second quarter of 2008 compared to $17,991,000 at year-end 2007, due to the increased orders received during the first six months of 2008. The book-to-bill ratio for the second quarter of 2008 was 0.96 to 1 and for the second quarter of 2007 was 1.63 to 1. The book-to-bill ratio for the first six months of 2008 was 1.16 to 1 and for the first six months of 2007 was 1.49 to 1. The orders, backlog and book-to-bill data exclude FMI information for 2007.

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

Cost of sales and Gross profit.

The following table provides comparative gross profit information for the quarters and six months ended June 28, 2008 and June 30, 2007.

	Quarter ended June 28, 2008			Quarter ended June 30, 2007
	Restated
	$	Increase/ (Decrease) from prior period	% of Net Sales	$	Increase/ (Decrease) from prior period	% of Net Sales
Consolidated gross profit	$3,393,000	$1,026,000	45.3%	$2,367,000	$(1,143,000)	44.1%

	Six Months ended June 28, 2008			Six Months ended June 30, 2007
	Restated
	$	Increase/ (Decrease) from prior period	% of Net Sales	$	Increase/ (Decrease) from prior period	% of Net Sales
Consolidated gross profit	$5,699,000	$1,635,000	43.0%	$4,064,000	$(1,315,000)	41.1%

The increase in consolidated gross profit for the second quarter of 2008 was due to the higher level of sales, which improved the absorption of fixed manufacturing costs.

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

Selling, general and administrative expenses of $2,353,000 for the second quarter of 2008 increased by $377,000 or 19.1%, and when expressed as a percentage of net sales, decreased by 5.5 percentage points to 31.3% compared to the second quarter of 2007. The increase in such expenses for the second quarter of 2008 was due to higher sales commissions, increased selling costs from recent sales personnel hired to meet the demand of increased sales, higher professional fee costs, and higher share-based compensation from the grant of stock options in April 2007. Selling, general and administrative expenses of $4,598,000 for the first six months of 2008 increased by $404,000 or 9.6%, and when expressed as a percentage of net sales, by 7.8 percentage points to 34.6% compared to the first six months of 2007. the increase in such expenses for the first six months of 2008 was due to higher commissions on the increased sales level, higher selling and administrative costs, and higher share-based compensation from the grant of stock options in April 2007.

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

Operating income from continuing operations for the second quarter of 2008 was $665,000, compared to an operating income from continuing operations of $55,000 for the second quarter of 2007. The increase in operating income from continuing operations for the second quarter of 2008 as compared to the second quarter of 2007 was due to the improved gross profit from the increase in sales, partially offset by higher sales commissions and increased selling, general and administrative expenses, and higher research and development costs.

Operating income from continuing operations for the first six months of 2008 was $353,000 compared to an operating loss from continuing operations for the first six months of 2007 of $(949,000). The increase in operating income from continuing operations for the first six months of 2008 as compared to the first six months of 2007 was due to higher gross profit from the increase in sales, partially offset by higher sales commissions, and increased general and administrative expenses.

Interest and other (expense) income, net.

Interest and other (expense) income, net was $(49,000) for the second quarter of 2008 compared to interest and other (expense) income, net of $4,000 for the second quarter of 2007. Interest and other (expense) income, net was $(109,000) for the first six months of 2008 compared to interest and other (expense) income, net of $16,000 for the first six months of 2007. Interest expense for the second quarter and first six months of 2008 and 2007 was principally incurred on borrowings under the term loans which the Company refinanced in October 2006. Interest expense for the second quarter and first six months of 2008 was higher than the second quarter and first nine months of 2007 due to the lower levels of investable cash that generated less interest income to be received during 2008 when compared to 2007.

Income (loss) from continuing operations.

For the reasons set forth above, income from continuing operations for the second quarter of 2008 was $616,000 compared to income from continuing operations of $50,000 for the second quarter of 2007. Income per diluted share from continuing operations for the second quarter of 2008 was $.21 compared to income from continuing operations of $.02 per diluted share for the second quarter of 2007.

For the reasons set forth above, income from continuing operations for the first six months of 2008 was $244,000 compared to a loss from continuing operations of $(933,000) for the first six months of 2007. Income from continuing operations per diluted share for the first six months of 2008 was $.08 compared to a loss from continuing operations of $(.31) per share for the first nine months of 2006.

Income taxes.

The Company’s effective tax rate for the quarter and six months ended June 28, 2008, (which effective tax rate was zero percent), reflects U.S. Federal Alternative Minimum Tax and State income taxes that are due based on certain statutory limitations on the use of the Company’s net operating loss carryforwards. No provisions or benefit for income taxes was recorded based on management’s estimate of the minimal projected taxable income and the availability of net operating loss carryforwards that can be utilized.

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

On December 31, 2006, the Company adopted FIN 48, which clarifies the accounting for uncertainty in tax positions. As of that date, the Company had no uncertain tax positions and did not record any additional benefits of liabilities. At June 28, 2008 and December 29, 2007, the company had no uncertain tax positions and did not record any additional benefits or liabilities. The Company will recognize any accrued interest or penalties related to unrecognized tax benefits or liabilities within the provision for income taxes.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs. Generally, an ownership change occurs when there is a greater tha 50 percent change in ownership. If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the company at the time of such change. The company may become subject to these limitations in 2007 depending on the extent of the changes in its ownership.

Discontinued operations.

Loss from discontinued operations for the second quarter and first six months of 2008 was $55,000 or $.02 per share, which consisted of certain ongoing professional fees, claim defense deductibles and certain other expenses. There was no loss from discontinued operations in the first quarter of 2008. Loss from discontinued operations for the second quarter of 2007 was $3,519,000 and for the first six months of 2007 was $3,800,000. Loss from discontinued operations includes a partial goodwill impairment charge of $2,630,000 and a charge of $506,000 to provide a full valuation allowance for a Canadian net deferred tax asset, for a total of $3,136,000 of non-cash charges. Loss from discontinued operations for the second quarter of 2007 was $1.21 per basic share, and $1.20 per diluted share, and for the first six months of 2007 was $1.27 per basic share.

Net income (loss).

For the reasons set forth above, net income for the second quarter of 2008 was $561,000 compared to a net loss of $(3,469,000) for the second quarter of 2007. Net income per diluted share for the second quarter of 2008 was $.19 compared to a net loss of $(1.18) per diluted share for the second quarter of 2007.

For the reasons set forth above, net income for the first six months of 2008 was $189,000 compared to a net loss of $(4,733,000) for the first six months of 2007. Net income per diluted share for the first six months of 2008 was $.06 compared to a net loss of $(1.58) per share for the first six months of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $410,000 at the end of the first six months of 2008 compared to approximately $2,000,000 at the end of 2007. The principal reasons for the reduction in cash at June 28, 2008 from December 29, 2007 were capital expenditures of $613,000, cash used in operating activities of continuing operations of $1,902,000 as described below, and repayments of borrowings of $525,000 offset, in part, by the return of restricted cash to repay term debt of $250,000, the receipts of the remaining proceeds from the sale of FMI’s assets of $664,000, proceeds from sales of stock to employees of $86,000, and revolving credit borrowings of $500,000 drawn down in the second quarter of 2008. The Company's working capital was approximately $10,900,000 and its current ratio was 3.5 to 1 at the end of the second quarter of 2008 compared to $9,900,000 and 3.5 to 1, respectively, at the end of 2007. At June 28, 2007, the Company had available borrowing capacity under its revolving line of credit of $4,500,000, net of the $500,000 outstanding revolving credit borrowings.

The Company's activities from continuing operations used operating cash flows of $1,902,000 during the first six months of 2008 compared to generating $473,000 of operating cash flows during the first six months of 2007. The primary uses of operating cash flows from continuing operations for the first six months of 2008 were an increase accounts receivable of $2,309,000 from the higher sales level and an increase in inventories of $1,634,000 to meet the production needs of the increased backlog. These uses of operating cash flows were partly offset by income from continuing operations for the first six months of 2008 of $244,000 plus depreciation and amortization of $1,270,000 and share-based compensation of $258,000, coupled with an aggregate reduction in other assets of $252,000.

The primary sources of operating cash flows from continuing operations for the first six months of 2007 were a decrease in accounts receivable of $645,000, a decrease in other current assets of $187,000, and an aggregate increase in accounts payable, customer depostis and accrued liabilities of $282,000, partly offset by the loss from continuing operations of $933,000 and an increase in inventory of $826,000, which was reduced by depreciation and amortization of $1,158,000 and share-based compensation of $132,000.

The Company made net cash investments in property, plant and equipment of $613,000 during the first six months of 2008 compared to net cash investments made in property, plant and equipment of $756,000 during the first six months of 2007. These capital expenditures are related to new production and test equipment capabilities in connection with the introduction of new products and enhancements to existing products. The depreciated cost of capital equipment associated with Multi-Mix® Microtechnology was $4,742,000 at the end of the second quarter of 2008, a decrease of $739,000 compared to $5,481,000 at the end of fiscal year 2007.

The primary uses of cash flows from financing activities during the first six months of 2007 were the repurchase, in a private transaction on March 14, 2007, of 238,700 shares of common stock for the treasury at $9.00 per share for an aggregate total of $2,148,000 and the repayments of $275,000 of term loan borrowings.

The Company’s remaining planned equipment purchases for the second half of 2008 have been reduced to approximately $400,000. The reduced capital expenditures and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by the Company’s $5,000,000 revolving credit facility, which expires October 18, 2008. Capital One, N.A. has indicated to us that it does not intend to renew the line of credit. We believe that we will be able to refinance the line of credit with another financial institution, but such refinancing likely will be on less favorable terms to us.

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

Capital One, N.A. and the Company amended the financing agreement, as of May 15, 2007, which:

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

On August 9, 2007, Capital One, N.A. and Merrimac entered into a Pledge and Security Agreement, under which Capital One, N.A. consented to the guaranty by Merrimac of FMI's borrowings under the revolving credit agreement with The Bank of Nova Scotia in the amount of up to $250,000 (Canadian). In consideration for Capital One, N.A. providing such consent, Merrimac deposited $250,000 into a controlled collateral account with Capital One, N.A. and also agreed to prepay the mortgage loan portion of the credit facility with Capital One, N.A. with fifty percent of the net proceeds from a sale of FMI up to a maximum amount of $500,000. This agreement terminated in November 2007, when The Bank of Nova Scotia terminated FMI’s revolving credit agreement. Upon termination of such agreement, the Company agreed to repay a portion of its Mortgage Loan with the funds in the controlled collateral account upon the expiration of LIBOR contracts in January 2008. On January 18, 2008, Merrimac paid $250,000 of the Mortgage Loan using the funds previously deposited into the controlled collateral account.

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

The functional currency for the Company’s Costa Rica operations is the United States dollar. The functional currency for the Company’s previously wholly-owned subsidiary FMI is the Canadian dollar. The change in accumulated other comprehensive income for 2007 reflects the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods. Following the sale of Company’s discontinued operations in December 2007, there is no foreign currency translation adjustment at June 28, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Based on the material weaknesses in internal control identified below, as of June 28, 2008 (the end of the period covered by this report), the Company's management reevaluated, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934). Based upon that reevaluation, the Chief Executive Officer and Principal Financial Officer concluded that, as of June 28, 2008, the Company's disclosure controls and procedures were not effective.

(b) Material Weakness in Internal Control Over Financial Reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonably possible likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified the following material weaknesses in its internal control over financial reporting as of June 28, 2008:

Personnel

Management identified changes in financial personnel that led to a lack of sufficient financial reporting experience to prepare accurate financial statements in a timely manner.

New Financial Reporting System

Management identified the failure to accurately implement the Company’s new financial reporting system which has led to errors in preliminary financial reports requiring additional resources and time to correct.

Potential Problem Areas

Management was unable to identify potential problem areas in financial reporting that required immediate attention by operational and financial personnel that were not identified on a timely basis.

Remediation

(a) The Company is currently seeking to hire an experienced chief financial officer and an experienced cost accountant. Until such personnel can be hired, the Company will be utilizing an accounting consulting firm to oversee, test and support procedures and processes for financial reporting for the fourth quarter and year end of 2008.

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

Apart from the implementation of a new financial accounting system and changes in financial personnel, there were no changes that occurred during the quarter ended June 28, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Our revolving line of credit with Capital One, N.A. expires in October 2008. Capital One, N.A. has indicted to us that it does intend to renew the line of credit. We believe that we will be able to refinance the line of credit with another financial institution, but such refinancing likely will be o less favorable terms to us. In the event that we are unable to refinance the revolving line of credit with another financial institution or if we are required to refinance our line of credit on less favorable terms, our business operations could suffer a material adverse effect.

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

The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, voted upon at the Company's June 20, 2007 Annual Stockholders Meeting:

Election of Directors.

	For	Withheld
Mason N. Carter	2,302,252	216,104
Timothy P. McCann	2,484,169	34,187

Ratification of J.H. Cohn LLP as the Company's independent registered public accounting firm.

For	Against	Abstain
2,513,691	3,572	1,093

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

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibits:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT
31.1+	Certificate of Chief Executive Officer and Principal Financial Officer , pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certificate of Chief Executive Officer and Principal Financial Officer , pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Indicates that exhibit is filed as an exhibit hereto.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMAC INDUSTRIES, INC.

Date: November 18, 2008                    By: /s/ Mason N. Carter
Mason N. Carter
Chairman, President,
Chief Executive Officer
And Principal Financial
Officer