Form 10-Q/A
period 2008-09-27
MERRIMAC INDUSTRIES INC
filed 2008-11-19
CIK 706864

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
Yes ☐ No ☒

As of November 19, 2008, there were 2,951,324 shares of Common Stock, par value $.01 per share, outstanding.

Explanatory note

We are filing this Amendment No. 1 on Form 10-Q/A to Merrimac Industries, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 27, 2008, which was originally filed with the Securities and Exchange Commission on November 17, 2008 to change the date incorrectly referenced in the last paragraph of Part I - Item 4 - Controls and Procedures as June 28, 2008 to September 27, 2008 and to correct a typographical error in that paragraph.

This Form 10-Q/A amends and restates only Part I - Item 4 - Controls and Procedures as a result of the correction described above.

In addition, we are also including currently dated Sarbanes Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Principal Financial Officer that are attached to this Form 10-Q/A as Exhibits 31.1 and 32.1.

Except for the foregoing amended information, this Form 10-Q/A continues to speak as of November 17, 2008 (the original filing date of our Form 10-Q for the quarterly period ended September 27, 2008) and does not reflect events occurring after the filing of our Form 10-Q for the quarterly period ended September 27, 2008 and does not modify or update those disclosures affected by subsequent events. Forward looking statements made in the Form 10-Q for the quarterly period ended September 27, 2008 have not been revised to reflect events, results or developments that have become known to us after the date of the original filing (other than the current restatement described above), and such forward looking statements should be read in their historical context. Unless otherwise stated, the information in this Form 10-Q/A not affected by such restatement is unchanged and reflects the disclosures made at the time of the original filing.

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

Apart from the implementation of a new financial accounting system and changes in financial personnel, there were no changes that occurred during the quarter ended September 27, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

SIGNATURES

In accordance with the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMAC INDUSTRIES, INC.

Date: November 19, 2008	By: /s/ Mason N. Carter
Mason N. Carter
Chairman, President and
Chief Executive Officer and
Principal Financial Officer