Form 10-K
period 2009-01-03
MERRIMAC INDUSTRIES INC
filed 2009-04-20
CIK 706864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_______________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission File No. 0-11201

MERRIMAC INDUSTRIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-1642321
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
41 Fairfield Place, West Caldwell, New Jersey	07006
(Address of Principal Executive Offices)	(Zip Code)

(973) 575-1300
(Registrant’s telephone number, including area code)

WEBSITE:  www.merrimacind.com
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock	The American Stock Exchange
Common Stock Purchase Rights	The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):
Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 28, 2008, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $10,121,690.

As of March 25, 2009, 2,952,324 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant’s Proxy Statement for its 2009 Annual Meeting of stockholders is hereby incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 29, 2007
EXPLANATORY NOTE

In this Form 10-K, we are restating our consolidated balance sheet as of December 29, 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 29, 2007, including the applicable notes. We have also included in this report, restated unaudited condensed consolidated financial information for each of the four quarters of 2007 and each of the first three quarters of 2008.

We do not plan to file an amendment to our Annual Report on Form 10-K for the year ended December 29, 2007, nor do we plan to file amendments to our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, June 30 and September 29, 2007 and March 29, June 28 and September 27, 2008. Thus, you should not rely on any of the previously filed annual or quarterly reports relating to the foregoing periods. They are superseded by this report.

For more detailed information about the restatement, please see Notes 2 and 16, “Restatement of Consolidated Financial Statements” and “Restatement of Unaudited Quarterly Financial Statements”, respectively,  in the accompanying consolidated financial statements.

In addition, management has determined that we had material weaknesses in our internal control over financial reporting as of January 3, 2009 and December 29, 2007. As described in more detail in Item 9A(T) of this Annual Report, we have identified the causes of these material weaknesses and are implementing measures designed to remedy them.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements relating to future results of the Company (including certain projections and business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties. These risks and uncertainties include, but are not limited to: risks associated with demand for and market acceptance of existing and newly developed products as to which the Company has made significant investments, particularly its Multi-Mix® products; risks associated with adequate capacity to obtain raw materials and reduced control over delivery schedules and costs due to reliance on sole source or limited suppliers; slower than anticipated penetration into the satellite communications, defense and wireless markets; failure of our Original Equipment Manufacturer or OEM customers to successfully incorporate our products into their systems; changes in product mix resulting in unexpected engineering and research and development costs; delays and increased costs in product development, engineering and production; reliance on a small number of significant customers; the emergence of new or stronger competitors as a result of consolidation movements in the market; the timing and market acceptance of our or our OEM customers' new or enhanced products; general economic and industry conditions; the ability to protect proprietary information and technology; competitive products and pricing pressures; our ability and the ability of our OEM customers to keep pace with the rapid technological changes and short product life cycles in our industry and gain market acceptance for new products and technologies; risks relating to governmental regulatory actions in communications and defense programs; and inventory risks due to technological innovation and product obsolescence, as well as other risks and uncertainties as are detailed from time to time in the Company's Securities and Exchange Commission filings. The words “believe,” “expect,” “plan,” “anticipate,” and “intend” and similar expressions identify forward-looking statements.  These forward looking statements are made only as of the date of the filing of this Annual Report on Form 10-K, readers are cautioned not to place undue reliance on these forward-looking statements and the Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

GENERAL

Merrimac is a leader in the design and manufacture of active and passive Radio Frequency (RF) and microwave components and integrated multifunction assemblies for military, high-reliability and commercial markets. Our components and integrated assemblies are found in applications as diverse as satellites, military and commercial aircraft, radar, radio systems, medical diagnostic instruments, communications systems and wireless connectivity.

We are a versatile technologically oriented company specializing in radio frequency Multi-Mix®, stripline, microstrip and discreet element technologies. Of special significance has been the combination of two or more of these technologies into single components and integrated multifunction subassemblies to achieve superior performance and reliability while minimizing package size and weight. We maintain ISO 9001:2000 and AS 9100 registered quality assurance programs.

We were originally incorporated as Merrimac Research and Development, a New York corporation, in 1954. In 1994 we were reincorporated as a New Jersey corporation and subsequently reincorporated as a Delaware corporation in 2001.

ELECTRONIC COMPONENTS AND SUBSYSTEMS PRODUCTS

We manufacture and sell approximately 1,500 components and subsystems used in signal processing systems in the frequency spectrum of DC to 65 GHz. Our products are designed to process RF and Microwave signals and are of relatively small size and light weight. When integrated into subsystems, advantages of lower cost and smaller size are realized due to the reduced number of connectors, cases and headers. Our components range in price from $0.50 to more than $10,000 and its subsystems range from $500 to more than $1,500,000.

We have traditionally developed and offered for sale products built to specific customer needs, as well as standard catalog items. The following table provides a breakdown of electronic components sales as derived from initial design orders for products custom designed for specific customer applications, repeat design orders for such products and from catalog sales:

	2008	2007
Initial design orders	36%	24%
Repeat design orders	52%	62%
Catalog sale orders	12%	14%

We maintain a current product catalog on our internet website at www.merrimacind.com. Our catalog includes over 1,500 standard, passive, signal processing components. These components often form the platform-basis for customization of designs in which the size, package, finish, electrical parameters, environmental performance, reliability and other features are tailored for a specific customer application.

Our strategy is to be a reliable supplier of high quality, technically innovative signal processing products. We coordinate our marketing, research and development, and manufacturing operations to develop new products and expand our existing markets. Our marketing and development activities focus on identifying and producing prototypes for new military and commercial programs and applications in aerospace, navigational systems, telecommunications and cellular analog and digital wireless telecommunications electronics. Our research and development efforts are targeted towards providing customers with more complex, reliable, and compact products at lower costs.

Our product development is focused on the military and space market segments.  While we will opportunistically monitor and be alert to commercial opportunities for Multi-Mix®, where the customer is willing to partner with us for our design work, we will limit the speculative funding of this commercial segment.  The self-funded investment that we have previously made has created a library of pre-engineered designs, especially in RF Module Amplifiers, which provide platform families for both commercial and military final customization.

The major aerospace companies purchase components and subsystems from us. Our design engineers work to develop solutions to customer requirements that are unique or require special performance. We are committed to continuously enhancing our leading position in high-performance electronic signal processing components and integrated assemblies for communications, defense/aerospace, and Homeland Security/ Global Security and Public Safety applications.

In 1998, we introduced Multi-Mix® Microtechnology capabilities, an innovative process for microwave, multilayer integrated circuits and micro-multifunction module (MMFM®) technology and subsystems. This process is based on fluoropolymer composite substrates, which are bonded together into a multilayer structure using a fusion bonding process. The fusion bonding process provides a homogeneous dielectric medium for superior electrical performance at microwave frequencies. This 3-dimensional Multi-Mix® design consisting of stacked circuit layers permits the manufacture of components and subsystems that are a fraction of the size and weight of conventional microstrip and stripline products.

We have developed a strong library of intellectual property in the form of patents, design elements and expertise centered around our proprietary Multi-Mix® technology. With 16 active US Patents as well as several international patents, we can offer unique RF integration solutions to customers that cannot be easily realized in other technologies.  Our ten years of experience and development has created a set of design rules and techniques that enable complex circuits to be reliably and quickly realized in small, rugged, and light weight assemblies. This unique technology allows our customer’s designers to reduce the size, weight and number of components in their end product or system.

In 2001, we introduced our Multi-Mix PICO® Microtechnology. Through Multi-Mix PICO® technology, we offer a group of products at a greatly reduced size, weight and cost that includes hybrid junctions, directional couplers, quadrature hybrids, power dividers and inline couplers, filters and vector modulators along with 802.11a, 802.l1b, and 802.11g Wireless Local Area Network (WLAN) modules. When compared to conventional multilayer quadrature hybrids and directional coupler products, Multi-Mix PICO® is more than 84% smaller in size, without the loss of power or performance.

In 2004, we introduced our Multi-Mix Zapper® product line. The Multi-Mix Zapper® products address the demands of the wireless and other cost-sensitive markets for high quality products manufactured in volume with continued improvements in performance, with dramatic reductions in size and weight at extremely competitive cost. In addition to wireless base station communications, Multi-Mix Zapper® are being used in or evaluated for airborne electronic countermeasures, radar systems, smart antennas, satellite communications receiver modules, missiles, as well as other commercial, military and space applications.

We believe that customers prefer our value-added Multi-Mix® approach over traditional solutions because it enables them to minimize considerable costs of design, test and measurement, packaging, and manufacturing, as well as the unpredictable follow-on costs typically associated with factory tuning and optimization. Multi-Mix® products provide our customers with integrated solutions that simplify their internal design and manufacturing processes while reducing the time and costs it takes to implement manufacturable and repeatable products.

Our Multi-Mix® technology also enables our customers to outsource certain design and manufacturing functions, which in turn allows them to maintain focus on their own core business competencies.

We support many commercial and military customers, projects, and programs with our array of traditional high-frequency technologies, including lumped-element and stripline approaches. Our continuing evolution of Multi-Mix® Microtechnology makes it possible to actively participate in next-generation commercial and military designs. At least one leading military satellite communications customer has indicated that Multi-Mix® Microtechnology is now their technology of choice for higher levels of RF integration. This customer was able to realize a 30-to-50-percent reduction in the size of their satellite receivers compared to their existing conventional technology.

Our major electronic components and subsystems product categories are:

•	power dividers/combiners that equally divide input signals or combine coherent signals for nearly lossless power combinations;

•
I&Q networks (a subassembly of circuits which allows two information signals (incident and quadrature) to be carried on a single radio signal for use in digital communication and navigational positioning);

•	directional couplers that allow for signal sampling along transmission lines;

•	phase shifters that accurately and repeatedly alter a signal's phase transmission to achieve desired signal processing or demodulation;

•	hybrid junctions that serve to split input signals into two output signals with 0 degree phase difference or 180 degrees out of phase with respect to each other;

•	balanced mixers that convert input frequencies to another frequency; variable attenuators that serve to control or reduce power flow without distortion;

•	beamformers that permit an antenna to electronically track signals when receiving and electronically adjust radiation patterns when transmitting;

•	quadrature couplers that serve to split input signals into two output signals 90 degrees out of phase with respect to each other or combine equal amplitude quadrature signals; and

•	integration of active circuitry

These components and integrated assemblies can be utilized in a variety of applications including satellite communications, radar, digital communication systems, global positioning and navigation systems, electronic warfare, electronic countermeasures, commercial communications and radars.

Our other product categories include single-side-band (SSB) modulators, image reject mixers, vector modulators, high power RF Module Amplifiers and a wide variety of specialized integrated Micro-Multifunction Modules (MMFM®) assemblies. In the last fiscal year, no one product accounted for more than ten percent of total net sales.

In 2008, we focused our design efforts on Multi-Mix® multilayer subsystem products for several satcom and military customers.  We achieved record bookings of $32.2 million, which represents a 13% increase over the previous year. As a result, our year-end backlog also was a record of $21.0 million.  In 2008 and 2007, there were two main areas of growth. We received an increased number of orders for components used in satellite systems, both commercial and military, adding to our market share and recognition in the industry as being a leading supplier of space qualified passive microwave components. Our other area for growth was in custom Multi-Mix® integrated assemblies in support of military radar systems. Multi-Mix® is an enabling technology for next generation radars and EW systems, allowing such systems to be more integrated and lighter than their predecessors. We are participating in several new development projects for key OEMs.

Over 50% of our sales in 2008 were derived from the sales of products for use in high reliability aerospace, satellite, and missile applications. These products are designed to withstand severe environments without failure or maintenance over prolonged periods of time (from 5 to 20 years). We provide facilities dedicated to the design, development, manufacture, and testing of these products along with dedicated program management and documentation personnel.

Our products are used in a broad range of other defense and commercial applications, including radar, navigation, missiles, satellites, electronic warfare and countermeasures, cellular analog and digital wireless telecommunications electronics and communications equipment. Our products are also utilized in systems to receive and distribute television signals from satellites and through other microwave networks including cellular radio.

DISCONTINUED OPERATIONS -FILTRAN MICROCIRCUITS INC.

GENERAL

Filtran Microcircuits Inc. (“FMI”) was established in 1983, and was acquired by us in February 1999. FMI is a manufacturer of microwave micro-circuitry for the high frequency communications industry. FMI has been engaged in the production of microstrip, bonded stripline, and thick metal-backed Teflon® (PTFE) microcircuits for RF applications including satellite, aerospace, PCS, fiber optic telecommunications, automotive, navigational and defense applications worldwide. FMI has supplied mixed dielectric multilayer and high speed interconnect circuitry to meet customer demand for high performance and cost-effective packaging.

In 2007 our management determined, and the Board of Directors approved on August 9, 2007, that the Company should divest its FMI operations with the view to enable us to concentrate our resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, we reflected FMI as a discontinued operation and we reclassified prior financial statements to reflect the results of operations, financial position and cash flows of FMI as discontinued operations.

On December 28, 2007, we sold substantially all of the assets of FMI to Firan Technology Group Corporation ("FTG"), a manufacturer of high technology/high reliability printed circuit boards that has operations in Toronto, Ontario, Canada and Chatsworth, California. The transaction was effected pursuant to an asset purchase agreement entered into between Merrimac, FMI and FTG. The total consideration payable by FTG was $1,482,000 (Canadian $1,450,000) plus the assumption of certain liabilities of approximately $368,000 (Canadian $360,000). FTG paid $818,000 (Canadian $800,000) of the purchase price at the closing on December 28, 2007 and the balance was paid on February 21, 2008 following the conclusion of a transitional period.

STRATEGIC OVERVIEW

We seek to leverage our core competencies in High Reliability Design and Services, development of High Power, High Frequency and High Performance products across our main platforms for growth:  Our strategy focuses on:

•	Providing unique and cutting-edge customized technology solutions;
•	Expanding existing customer relationships and attracting new customers with our smaller, more complex, more reliable, lower cost product offerings;
•	Meeting the advanced needs of our defense, satellite and commercial customers with innovative specialty applications and products; and
•	Improving and integrating our internal development, engineering and production capacities to reduce costs and improve service.

To do this, we coordinate our marketing, research and development, and manufacturing operations to develop new products and expand our markets.

Our marketing and development activities focus on identifying new design opportunities for new long term military and commercial production programs and applications in aerospace, navigational systems, telecommunications and telecommunications electronics. Our research and development efforts are targeted towards providing customers with more complex, reliable, and compact products at lower costs.

We intend to continue to focus on customer service, technology innovation and process excellence to further expand our penetration into the defense, satellite communications and wireless markets. Essential components of our strategy include the following:

Products.

Our platforms for growth are RF Microwave, Multi-Mix® and High Volume Operations in Costa Rica focus on providing unique solutions and delivering profitable value to our key customers. High Power, High Frequency and High Performance are embedded competencies that drive customer value and enable us to consistently meet and exceed the demanding needs and expectations of our customers.

•
High Power: Our thermal management design and processes enable our products to achieve power levels greater than 500 watts. Our process enables the use of low loss dielectrics and metals, so that power dissipation is minimized (i.e. less heat is generated). In addition, thick metal layers and thermal vias are utilized to draw out, spread, and sink away heat generated in the circuits and modules. Further, since thick metal layers are directly bonded to dielectric layers using a high temperature process, the resulting module is robust, and able to withstand subsequent environmental processing temperatures without being adversely affected.

•
High Frequency: Our products operate efficiently across high frequency bands up to 65 GHz, an ever-growing marketplace requirement. The efficient performance of circuits and modules at millimeter wave frequencies is enabled by our ability to miniaturize the printed circuit elements and integrate them with semiconductor microcircuits (MMICs). Our process allows the fabrication of a homogeneous circuit medium with accurate circuit feature producibility.

•
High Performance: Our focus on technology innovation and process excellence delivers solutions that perform without failure in all mission-critical environments and under extremely demanding conditions.

Pursue Technology Innovations.

We intend to use our technological expertise and leadership in the defense, satellite and commercial markets to extend our competitive advantage. We intend to continue to invest in research and development in the Multi Mix® process and with customer funded investment, will focus our efforts on new product development for specific customer applications.  We will continue to build upon our relationships with key original equipment manufacturers in order to develop and provide state-of-the-art products and services.

Our research and development activities include the development of new additional designs for the Multi Mix® process capabilities in both our West Caldwell and Costa Rica manufacturing facilities.  Through process development we intend to enhance our competitive position by being able to provide sophisticated, customer specific integrated designs that facilitate customers to take advantage of the benefits of our Multi Mix ® technology.    We intend to continue to expand our use of computer-aided design and manufacturing (CAD/CAM) in order to reduce design and manufacturing costs as well as development time.  We believe that sharing interactive data bases with our customers facilitates real time review and discussion of design concepts.

Customer Intimacy Creates Increased Customer Share.

Our largest customers include BAE Systems, The Boeing Company, EADS Astrium, General Dynamics Corporation, ITT, Lockheed Martin Corporation, L-3 Communications Corporation, Northrop Grumman Corporation, Raytheon Company, Mitsubishi Electronics and Space Systems Loral. All are major industrial corporations that integrate our products into a wide variety of defense and commercial systems.

Our customers desire smaller, lighter, more cost-effective, and highly integrated components, systems, and subsystems for future applications. Our design engineers work to develop solutions to customer requirements that are unique or require special performance. We are committed to continuously enhancing our leading position in high-performance electronic signal processing components for communications, defense and satellite applications, thereby attracting new customers and increasing the reliance of current customers on our expertise.

For most customers, we must be a "qualified" supplier, continually demonstrating our ability to meet their demanding design and manufacturing standards. For defense contractors, we are a mission-critical supplier. For Aerospace companies, our products meet the high reliability standards of space. In these markets, to be a qualified supplier, we must have the technology, and, process excellence to support custom applications in design, manufacturing, testing and custom services.

Process Excellence.

Improved production efficiencies coupled with the expanding capabilities of our low-cost manufacturing facility in Costa Rica and more extensive investment in automated test equipment and modeling software have resulted in a considerable increase in production capacity. Additionally, our investment in a new ERP system has enhanced our competitive position. We are continuing to invest in manufacturing capital equipment in both facilities to provide greater capacity and flexibility and to reduce operating costs.

Defense and Satellite Communications.

In the defense and satellite communications markets, our components are found in a diverse array of applications ranging from national missile defense systems to fighter jets, electronic warfare, shipboard radar communications and other mission-critical applications. Almost all satellites in orbit today utilize our technology.

For our prime contractor customers in defense and satellite communications, we deliver highly customized solutions that are designed for specific applications under very specific design criteria and rigid requirements. Today defense and satellite communications customers seek components and subsystems that meet higher integration and performance standards in smaller, lighter and less costly to produce integrated modules. These products must have exceptional shielding properties and must be able to function without failure in severe environments with wide temperature changes and high levels of shock and vibration.

The cost rates utilized for cost-reimbursement contracts are subject to review by third parties and can be revised, which can result in additions to or reductions from revenue. Revisions which result in reductions to revenue are recognized in the period that the rates are reviewed and finalized; additions to revenue are recognized in the period that the rates are reviewed, finalized, accepted by the customer, and collectability from the customer is assured. We submit financial information regarding the cost rates on cost-reimbursement contracts for each fiscal year in which we performed work on cost-reimbursement contracts. We do not record any estimates on a regular basis for potential revenue adjustments, as there currently is no reasonable basis on which to estimate such adjustments given our very limited experience with these contracts.  Currently we do not have any cost-reimbursement contracts on the books.  All contracts are firm, fixed price contractual agreements.

MARKETING

We market our products in the United States directly to customers through a sales and marketing staff comprised of eleven employees and four independent domestic sales organizations. We also rely on eighteen independent sales organizations to market our products elsewhere in the world. Our marketing program focuses on identifying new programs and applications for which we can develop prototypes leading to volume production orders.

Key Customers.

The following table presents our key customers and the percentage of net sales made to such customers:

	2008	2007
Raytheon Company	16.7%	16.6%
Northrop Grumman Corporation	14.6%	7.0%
The Boeing Company	14.2%	6.7%
Lockheed Martin Corporation	13.2%	11.3%
ITT Corporation	3.6%	6.5%

Merrimac has internet addresses (www.merrimacind.com or www.multi-mix.com). Merrimac's product catalog is available on its websites.

EXPORT CONTROLS

Our foreign sales are predominately subject to the Export Administration Regulations ("EAR") administered by the U.S. Department of Commerce and may, in certain instances, be subject to the International Traffic in Arms Regulations ("ITAR'') administered by the U.S. Department of State. EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. We believe that we have implemented internal export procedures and controls in order to achieve compliance with the applicable U.S. export control regulations.

RESEARCH AND DEVELOPMENT

During 2008, and 2007 research and development expenditures amounted to approximately $1,019,000 and $1,579,000, respectively. Substantially all of the research and development funds in fiscal 2008 were expended for new Multi-Mix® Microtechnology products. We expect to reduce our research and development fund in fiscal 2009, and will focus our efforts on Multi-Mix® process enhancements for specific customer applications requiring integration of circuitry and further miniaturization, precision and volume applications.  We continue to invest in our use of computer aided design and manufacturing (CAD/CAM) in order to reduce design and manufacturing costs as well as development time.

ENVIRONMENTAL REGULATION

We have established internal environmental controls and procedures in both our Costa Rica and New Jersey facilities.  We hire independent, environmental experts to perform scheduled audits to evaluate the procedures against regulations and good business practices.  When opportunities for improvement are identified, corrective action plans are implemented.

Federal, state and local requirements relating to the discharge of substances into the environment, the disposal of hazardous waste and other activities affecting the environment have had and will continue to have an impact on our manufacturing operations. Thus far, compliance with current environmental requirements has been accomplished without material effect on our liquidity and capital resources, competitive position or financial statements, and we believe that such compliance will not have a material adverse effect on Merrimac's liquidity and capital resources, competitive position or financial statements in the future. We cannot assess the possible effect of compliance with future requirements.

BACKLOG

We manufacture specialized components and subsystems pursuant to firm orders from customers and standard components for inventory. As of January 3, 2009, we had a backlog of orders of approximately $21.0 million. We estimate that approximately 90% of the orders in our backlog as of January 3, 2009 will be shipped within one year. We do not consider our business to be seasonal.

The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.  The elapsed time from the award of a contract to completion of performance may be up to approximately four years.  The dollar amount of backlog is not necessarily indicative of our future earnings related to the performance of such work due to factors outside our control, such as changes in project schedules, scope adjustment or project cancellations.  We cannot predict with certainty the portion of backlog to be performed in a given year.  Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

COMPETITION

We encounter competition in all aspects of its business. We compete both domestically and internationally in the military and commercial markets.  Our competitors consist of entities of all sizes. Occasionally, smaller companies offer lower prices due to lower overhead expenses, and generally, larger companies have greater financial and operating resources than us, in addition to well-recognized brand names. We compete on the basis of technological performance, quality, reliability and dependability in meeting shipping schedules as well as on the basis of price. We believe that our performance with respect to the above factors have served it well in earning the respect and loyalty of many customers in the industry. These factors have enabled us over the years to successfully maintain a sound customer base and have directly contributed to our ability to attract new customers and a larger share of existing customers.

MANUFACTURING, ASSEMBLY AND SOURCE OF SUPPLY

Our manufacturing operations consist principally of design, assembly and testing of components and subsystems built from purchased electronic materials and components, fabricated parts, and printed circuits. Manual and semiautomatic methods are utilized depending principally upon production volumes. We have our own machine shop employing CAD/CAM techniques and etching facilities to handle soft and hard substrate materials. In addition, we maintain testing and inspection procedures intended to monitor production controls and enhance product reliability.

We began manufacturing in Costa Rica in the second half of 1996. In February 2001, we entered into a five-year lease in Costa Rica for a 36,200 square-foot facility for manufacturing Multi-Mix® Microtechnology products. The lease was renewed for an additional five years in 2006. The leasehold improvements and capital equipment for this manufacturing facility were completed at a cost of approximately $5,600,000 and this facility was opened for production in August 2002.

We have developed and implemented a quality system to satisfy the needs of our customers and provide adequate assurance that our products will meet or exceed specified requirements. We continue to establish and refine procedures and supporting documentation to enable the fast transition from prototype engineering to operational manufacturing of products.

In October 2002, our Multi-Mix® operations in West Caldwell, New Jersey achieved certification to ISO 9001:2000. In December 2002, our Multi-Mix® facility in Costa Rica achieved certification to ISO 9001:2000. In August 2003, our quality system was revised to incorporate the Costa Rica facility with the West Caldwell facility. During 2003, FM Approvals performed required audits and issued certificates of Registration to ISO 9001:2000 covering both facilities. In June 2004, the West Caldwell facility was surveyed for compliance to the Aerospace standard AS9100. In December 2004, RW TUV (now TUV USA) issued a certificate of registration to the West Caldwell facility for ISO 9001:2000 and AS9100. FM Approvals in Costa Rica and TUV USA in West Caldwell have maintained these registrations via periodic audits through March 2006. In October 2006, the Costa Rica facility successfully completed RW USA's audit for AS9100 and ISO 9001:2000. In January 2007 the West Caldwell facility successfully completed RW USA's audit for AS9100 and ISO 9001:2000. In October/November 2007, both of our West Caldwell and Costa Rica facilities were audited for re-certification to ISO 9001:2000 and AS9100. The recertification was completed in December 2007 and will remain in effect until December 2010, pending successful completion of the required periodic third party audits.

Electronic components and raw materials used in our products are generally available from a sufficient number of qualified suppliers. Some materials are standard items. Subcontractors manufacture certain materials to our specifications. We are dependent on single suppliers for certain of its components or materials.

EMPLOYEE RELATIONS

As of January 3, 2009, we employed approximately 207 full time employees, including 90 employees at our Costa Rica facility. None of our employees are represented by a labor organization. We believe that relations with our employees are satisfactory.

PATENTS

As of April 2, 2009, we own 16 active patents with respect to certain inventions we developed and have received a Notice of Allowance from the U.S. Patent and Trademark Office for a new patent that is expected to be issued shortly. No assurance can be given that the protection that we have acquired through patents is sufficient to deter others, legally or otherwise, from developing or marketing competitive products. There can be no assurance that any of the patents will be found valid, if validity is challenged. Although we have from time to time filed patent applications in connection with the inventions which it believes are patentable, there can be no assurance that these applications will receive patents.

ITEM 1A.	RISK FACTORS

You should carefully consider the matters described below before making an investment decision.

Our business, results of operations or cashflows maybe adversely affected if any of the following risks actually occur. In such case, the trading price of our common stock could decline, and you may lose part or all of your investment.

The market for our products, in particular our Multi-Mix® products, is rapidly evolving.   If we are not able to continually enhance our Multi-Mix® process capabilities so that we will be able to handle the specific, unique requirements our customers’ need for their systems our net sales may suffer.

Our future success depends in a large part on our ability to develop and market our Multi-Mix® products and to have the ability to continually refine our process to meet our customers’ specifications.  We will also need to continually enhance our existing core products (passive RF and microwave component assemblies, power dividers and other products), lower product cost and develop new products that maintain technological competitiveness. Our core products must meet dynamic customer, regulatory and particular technological requirements and standards, and our Multi-Mix® products must respond to the changing needs of our customers, particularly our OEM customers. These customer requirements might or might not be compatible with our current or future product offerings. We might not be successful in modifying our products and services to address these requirements and standards and our business could suffer.

Although we generated a net profit for fiscal year 2008, we recorded net losses in the previous two fiscal years and we may not be able to sustain our profitability.

Although we generated a net profit of $98,000 for the year ended January 3, 2009, which included a loss of $142,000 related to our discontinued operations, we recorded a net loss of $5,821,000 for the year ended December 29, 2007, of which $4,387,000 was related to our discontinued operations. We experienced approximately a 34% increase in sales for 2008, from continuing operations, primarily resulting from material increased bookings in 2007 and 2008, and resulting from increased backlog of our traditional and Multi-Mix® products. We may not be able to sustain or increase our profitability in the short-term or long-term, on a quarterly or an annual basis, in subsequent periods. If our financial results fall below the expectations of investors, the price of our common stock may suffer.

We rely on a small number of customers for a substantial portion of our net sales, and declines in sales to these customers could adversely affect our operating results.

Sales to our five largest customers accounted for 62% of our net sales in the fiscal year ended January 3, 2009 and our two largest customers, Raytheon Company and Northrop Grumman Corporation, accounted for 16.7% and 14.6% of our 2008 net sales, respectively. We depend on the continued growth, viability and financial stability of our customers, substantially all of which operate in an environment characterized by rapid technological change, short product life cycle, consolidation, and pricing and margin pressures. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Consolidation among our customers may further concentrate our business in a limited number of customers and expose us to increased risks relating to dependence on a small number of customers. In addition, a significant reduction in sales to any of our large customers or significant pricing and margin pressures exerted by a key customer would adversely affect our operating results. In the past, some of our large customers have significantly reduced or delayed the volume of products ordered from us as a result of changes in their business, consolidation or divestitures or for other reasons. We cannot be certain that present or future large customers will not terminate their arrangements with us or significantly change, reduce or delay the amount of products ordered from us, any of which would adversely affect our operating results.

A substantial portion of our sales are related to the defense and military communications sectors. However, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are our core strengths and revenue generators. Accordingly, our defense and military product sales may decrease, and should not be expected to increase, at times of armed conflicts or war.

Our products are intended for use in various sectors of the satellite and defense industries, which produces technologically advanced products with short life cycles.

Factors affecting the satellite, defense and telecommunications industries, in particular the short life cycle of certain products, could seriously harm our customers and reduce the volume of products they purchase from us. These factors include:

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards that result in short product life cycles;
•	the inability of our customers to develop and market their products, some of which are new and untested;
•	the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance;
•	U.S. Government funding being diverted from defense spending to other programs or economic recovery, and
•	tight credit which could make it difficult for commercial satellite providers to fund their programs.

A significant proportion of our revenue is related to U.S Defense spending and commercial satellite programs.

Our business plan anticipates significant future sales from our Multi-Mix® products used in defense applications and commercial satellites.  Due to overall economic and market conditions, and a new administration, funding may be diverted from defense spending to the efforts of economic recovery.  Additionally, there may be limited financing available for commercial satellite programs.  These two factors could have an adverse effect on bookings and revenue.

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

Our products and therefore our inventories are subject to technological risk. At any time either new products may enter the market or prices of competitive products may be introduced with more attractive features or at lower prices than ours. There is a risk we may be unable to sell our inventory in a timely manner and avoid it becoming obsolete. As of January 3, 2009, our inventories including raw materials, work-in-process and finished goods, were valued at $4.9 million reflecting reductions due to valuation allowances for cost overruns of approximately $52,000 against these inventories. In the event we are required to substantially discount our inventory or are unable to sell our inventory in a timely manner, we would be required to increase our valuation allowances and our operating results could be substantially adversely affected.

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

We generally do not obtain firm long-term volume purchase commitments from customers, and, therefore, cancellations, reductions in production quantities and delays in production by our customers could adversely affect our operating results.

We generally do not obtain firm long-term purchase commitments from our customers. Customers may cancel their orders, choose not to exercise options for further product purchases, reduce production quantities or delay production for a number of reasons. In the event our customers experience significant decreases in demand for their products and services, our customers may cancel orders, delay the delivery of some of the products that we manufactured or place purchase orders for fewer products than we previously anticipated. Even when our customers are contractually obligated to purchase products from us, we may be unable or, for other business reasons, choose not to enforce our contractual rights. Cancellations, reductions or delays of orders by customers would:

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

We manufacture products to our customers' specifications that are highly complex and may at times contain design or manufacturing defects. Defects have been discovered in products we manufactured in the past and despite our quality control and quality assurance efforts, defects may occur in the future. Defects in the products we manufacture, whether caused by design, manufacturing or component defects, may result in delayed shipments to customers, reduced margins or cancelled customer orders. Should these defects occur in large quantities or frequently, our business reputation may also be tarnished. In addition, these defects may result in liability claims against us. Even if customers are responsible for the defects, we may assume responsibility for any costs or payments.

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

Our quarterly net sales, expenses and operating results have varied in the past and might vary significantly from quarter to quarter in the future. Quarter-to-quarter comparisons of our operating results are not a good indication of our future performance, and should not be relied on to predict our future performance. Our short-term expense levels and manufacturing and production facilities infrastructure overhead are relatively fixed and are based on our expectations of future net sales. If we were to experience a reduction in net sales in a quarter, we could have difficulty adjusting our short-term expenditures and absorbing our excess capacity expenses. If this were to occur, our operating results for that quarter would be negatively impacted. Other factors that might cause our operating results to fluctuate on a quarterly basis include:

•	customer decisions to defer, accelerate or cancel orders;
•	timing of shipments of orders for our products;
•	changes in the mix of net sales attributable to higher-margin and lower-margin products;
•	changes in product mix which could cause unexpected engineering or research and development costs;
•	announcements or introductions of new products by our competitors;
•	engineering or production delays due to product defects or quality problems and production yield issues;

•	dynamic defense budgets which could cause military program delays or cancellations;
•	limited capital resources making it difficult to fund commercial programs; and
•	economic recovery programs that may divert government funding from defense budgets.

Due to the availability limits, fluctuations in our borrowing base and other terms of our financing agreement, we may experience capital constraints from time to time.

On September 29, 2008, we entered into an agreement with Wells Fargo Business Credit (“Wells Fargo”) which replaced our credit facility with Capital One, N.A. The new credit facility with Wells Fargo consists of a three-year $5,000,000 collateralized revolving credit facility, a three-year $500,000 equipment term loan and a three-year $2,500,000 real estate term loan.  While the credit facility is expected to adequately provide for our capital needs, the revolving line of credit is subject to availability limits under a borrowing base calculation of 85% of eligible domestic accounts receivable, 75% of eligible foreign accounts receivable, and 30% of eligible inventory with an inventory sublimit of $400,000.  Due to these terms from time to time we may experience capital constraints.  Additionally the Wells Fargo credit facility contains several financial covenants and while we expect to be in compliance with all of our financial covenants during the next year, were we not to be in compliance with one or more of our financial covenants and be unable to obtain a waiver from Wells Fargo, Wells Fargo would be entitled to accelerate the maturity of amounts outstanding under the revolving credit facility.  This could materially and adversely impact our financial condition, results of operations and cash flows.

We have significant competition in our industry.

The microwave component and subsystems industry continues to be highly competitive. We compete against many companies, both foreign and domestic, many of which are larger and have greater financial and other resources. Our major competitors are Anaren, Cobham, L-3 Communications (Narda), TRM and K&L Microwave. As a direct supplier to OEMs, we also face significant competition from the in-house capabilities of our customers.

The principal competitive factors are technical performance, reliability, ability to produce in volume, on-time delivery and price. Based on these factors, we believe that we compete favorably in its markets.

The RF Microwave components industry is highly competitive and has become more so as defense spending has changed program-spending profiles. Furthermore, current DoD efforts continue to support troops engaged in existing hostilities around the world. We compete against numerous U.S. and foreign providers with global operations, as well as those who operate on a local or regional basis. In addition, current and prospective customers continually evaluate the merits of manufacturing products internally. Changes in the industries and sectors we service could significantly harm our ability to compete, and consolidation trends could result in larger competitors that may have significantly greater resources with which to compete against us.

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

We currently have 16 active patents. We plan to pursue intellectual property protection in foreign countries, primarily in the form of international patents, in instances where the technology covered is considered important enough to justify the added expense. By agreement, our employees who initiate or contribute to a patentable design or process are obligated to assign their interest in any potential patent to us.

Our executive officers, engineers, research and development and technical personnel are critical to our business, and without them we might not be able to execute our business strategy.

Our financial performance depends substantially on the performance of our executive officers and key employees. We are dependent in particular on Mason N. Carter, who serves as our Chief Executive Officer, Reynold K. Green, our Chief Operating Officer, J. Robert Patterson, who serves as our Chief Financial Officer and James J. Logothetis, our Chief Technology Officer.  We are also dependent upon our other highly skilled engineering, research and development and technical personnel, due to the specialized technical nature of our business.  If we lose the services of any of our key personnel and are not able to find replacements in a timely manner, our business could be disrupted, other key personnel might decide to leave, and we might incur increased operating expenses associated with finding and compensating replacements.

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

Export controls could impact our ability to sell our products to non-U.S. customers.

Our products are subject to the Export Administration Regulations ("EAR") administered by the U.S. Department of Commerce and may, in certain instances, be subject to the International Traffic in Arms Regulations ("ITAR") administered by the U.S. Department of State.  EAR restricts the export of dual-use products and technical data to certain countries, while ITAR restricts the export of defense products, technical data and defense services. We believe we have implemented internal export procedures and controls in order to achieve compliance with the applicable U.S. export control regulations. The U.S. government agencies responsible for administering EAR and ITAR have significant discretion in the interpretation and enforcement of these regulations, and it is possible that these regulations could adversely affect our ability to sell its products to non-U.S. customers.

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

We found material weaknesses in our internal control over financial reporting and concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of December 29, 2007 and January 3, 2009.

As disclosed in Part II, Item 9A(T), “Controls and Procedures,” of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of January 3, 2009. It was also concluded that our disclosure controls and procedures and our internal control over financial reporting for the year ended December 29, 2007, previously reported and believed to be effective, were not effective.  Our failure to successfully implement our plans to remediate the material weaknesses discovered could cause us to fail to meet our reporting obligations, to fail to produce timely and reliable financial information, and to effectively prevent and detect fraud. Additionally, such failures could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

If we receive other than an unqualified opinion on the adequacy of our internal control over financial reporting as of January 2, 2010 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock.

As required by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies to include a report of management on our internal control over financial reporting in their annual reports that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the public accounting firm auditing a company's financial statements must audit and report on the effectiveness of the company's internal control over financial reporting.

If, at the end of fiscal year 2009, our independent auditors issue other than an unqualified opinion on the effectiveness of our internal control over financial reporting for fiscal year 2009, this could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could cause the market price of our shares to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

United States

Our administrative offices and research and principal production facilities are located in West Caldwell, New Jersey, on a five-acre parcel owned by Merrimac. The West Caldwell plant comprises 71,200 square feet.

We own all of the land, buildings, laboratories, production and office equipment, as well as the furniture and fixtures in West Caldwell, New Jersey. We believe that our plant and facilities are well suited for our business and are properly utilized, suitably located and in good condition.

Costa Rica

We currently leases a 36,200 square-foot facility in San Jose, Costa Rica under a five-year lease which expired in February 2006 (with a five-year renewal option). The renewal option was exercised in February 2006 and the lease will continue through February 2011. This facility, which opened for production in August 2002, is used for manufacturing our products.

ITEM 3.	LEGAL PROCEEDINGS.

We are party to lawsuits arising in the normal course of business. It is the opinion of our management that the disposition of these various lawsuits will not individually or in the aggregate have a material adverse effect on our consolidated financial position or the results of operations.

On February 22, 2008, a statement of claim in Ontario Superior Court of Justice was filed by a former FMI employee against FMI seeking damages for approximately $77,000 ($75,000 Canadian) for wrongful dismissal following the sale of FMI’s assets to FTG. We settled this claim in May 2008 for a minimal amount.

On March 10, 2008, a statement of claim in Ontario Superior Court of Justice was filed by nineteen (19) former FMI employees against Merrimac, FMI and FTG seeking damages for wrongful dismissal for approximately $1,000,000 (Canadian $977,000) following the sale of FMI’s assets to FTG. The former FMI employees are alleging that an employment contract existed between FMI and the plaintiffs and are seeking additional damages for termination of the alleged contract.  We have an Employment Practices Liability insurance policy that extends coverage to our subsidiaries.  The insurance carrier agreed to provide a defense in this matter on April 24, 2008 and they retained Canadian counsel to defend this claim.  Thus far we have paid fees and legal costs of $25,000 related to the matter which is the deductible amount of the insurance policy. In accordance with the requirements of SFAS No. 5, after discussions with counsel, we believe an unfavorable outcome is probable and we estimate the amount of the probable loss to be $50,000 for which we made a provision for as of the end of our fiscal year 2008. We and our insurance carrier intend to defend these claims vigorously.

On July 23, 2008, a Statement of Claim was filed in Ontario Superior Court of Justice by the lessor of the premises formerly occupied by FMI in Ontario, Canada, against FMI, Merrimac, and FTG.  The Statement of Claim seeks damages of $150,612 in respect of the period from and after which FTG, which purchased the assets of FMI, removed operations from the premises through the term of the lease.  In addition, the Statement of Claim seeks damages for $110,319 for repairs to the premises, and seeks to set aside the transfer of assets from FMI to FTG for the failure to comply with the Bulk Sales Act Ontario.  On December 19, 2008 we settled all matters with the lessor for $88,000 ($104,000 Canadian) and a release was entered into by the parties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock has been listed and traded on The American Stock Exchange since July 11, 1988, under the symbol MRM. As of March 25, 2009 we had approximately 150 holders of record. We believe there are approximately 800 additional holders in "street name" through broker nominees.

The following table sets forth the range of the high and low trading prices as reported by the AMEX for the period from December 31, 2006 to January 3, 2009.

Fiscal Year Ended January 3, 2009
	High	Low
First Quarter	10.04	6.50
Second Quarter	7.29	4.46
Third Quarter	5.80	3.50
Fourth Quarter	5.45	2.00

Fiscal Year Ended December 29, 2007
	High	Low
First Quarter	10.10	8.65
Second Quarter	10.50	8.86
Third Quarter	10.45	9.50
Fourth Quarter	10.15	8.64
We have not paid any cash dividends to our stockholders since the third quarter of 1997.

Stock Performance Chart: The following performance graph is a line graph comparing the yearly change in the cumulative total stockholder return on the common stock against the cumulative return of the AMEX Stock Market (U.S. Companies), and a line of business index comprised of the AMEX Technologies Index for the five fiscal years ended January 3, 2009.

	1/3/04	1/1/05	12/31/05	12/30/06	12/29/07	01/03/09
Merrimac Industries, Inc.	100.00	132.94	132.35	147.06	149.26	41.62
AMEX Composite	100.00	124.13	155.00	184.30	217.52	132.72
AMEX Technology	100.00	135.78	116.33	125.97	110.60	51.75

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information

The following table gives information as of January 3, 2009, about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plans approved by security holders	435,400	$9.12	255,533
Equity compensation plans not approved by security holders	–	–	–
Total	435,400	$9.12	255,533

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

CONTINUING OPERATIONS

We are involved in the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics, and microstrip, bonded stripline and thick metal-backed Teflon® (PIPE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. Our operations are conducted primarily through one business segment, electronic components and subsystems.

We are a versatile technologically oriented company specializing in radio frequency Multi-Mix®, stripline, microstrip and discreet element technologies. Of special significance has been the combination of two or more of these technologies into single components and integrated multifunction subassemblies to achieve superior performance and reliability while minimizing package size and weight. Our components and integrated assemblies are found in applications as diverse as satellites, military and commercial aircraft, radar, radio systems, medical diagnostic instruments communications systems and wireless connectivity. We maintain ISO 9001:2000 and AS 9100 registered quality assurance programs. Our components range in price from $0.50 to more than $10,000 and our subsystems range from $500 to more than $1,500,000.

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), the results of operations of FMI for the current and prior periods are reported as discontinued operations and not included in the continuing operations figures.

The following table presents our key customers and the percentage of net sales made to such customers:
	2008	2007
Raytheon Company	16.7%	16.6%
Northrop Grumman Corporation	14.6%	7.0%
The Boeing Company	14.2%	6.7%
Lockheed Martin Corporation	13.2%	11.3%
ITT Corporation	3.6%	6.5%

We market and sell our products domestically and internationally through a direct sales force and manufacturers' representatives. We have traditionally developed and offered for sale products built to specific customer needs, as well as standard catalog items. The following table provides a breakdown of electronic components sales as derived from initial design orders for products custom designed for specific customer applications, repeat design orders for such products and from catalog sales:

	2008	2007
Initial design orders	36%	24%
Repeat design orders	52%	62%
Catalog sale orders	12%	14%

Orders from our defense and satellite customers were higher during fiscal year 2008 as compared to fiscal year 2007. Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are our core strengths and revenue generators. Our orders during fiscal year 2008 for our Multi-Mix® Microtechnology products exceeded 2007 levels. We anticipate orders to increase in the first quarter of 2009 as compared to the first quarter of 2008, based on inquiries from existing customers, requests to quote from prospective and existing customers and market research. We also expect improved first quarter 2009 sales, as compared to the first quarter of 2008, due to the higher backlog that resulted from the increase in orders for 2008.

In 2008, we had a 33.5% increase in sales over 2007 which led to an operating income from continuing operations of  approximately $676,000. The increase in sales was a result of a strong backlog at the end of 2007 and a high volume of orders received throughout 2008.  Included in the sales for 2008 were four large orders from major customers which combined were in excess of $4,000,000.  The higher volume of sales during 2008 had a positive impact on the absorption of our fixed manufacturing costs.  The resulting increase in our gross profit combined with reductions in our research and development costs and our efforts to keep selling, general and administrative expenses from growing relative to sales has restored us to profitability.  We expect that due to the strong back log of orders we have at the end of 2008 and our efforts to keep costs down that we will remain profitable in 2009.

Our cost of sales consists of materials, salaries and related expenses, and outside services for manufacturing and certain engineering personnel and manufacturing overhead. Our products are designed and manufactured in our two facilities. Our manufacturing and production facilities infrastructure overhead are relatively fixed and are based on our expectations of future net sales. Should we experience a reduction in net sales in a quarter, we could have difficulty adjusting short-term expenditures and absorbing any excess capacity expenses. If this were to occur, our operating results for that quarter would be negatively impacted. In order to remain competitive, we must continually reduce our manufacturing costs through design and engineering innovations and increases in manufacturing efficiencies. There can be no assurance that we will be able to reduce our manufacturing costs.

Depreciation and amortization expenses exceeded capital expenditures for new projects and production equipment during 2008 by approximately $1.7 million, and we anticipate that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2009 by approximately $1.9 million. We intend to issue up to $600,000 of purchase order commitments for capital equipment from various vendors and we anticipate that such equipment will be purchased and become operational during fiscal year 2009. Our planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by our $5,000,000 revolving credit facility with Wells Fargo.

Selling, general and administrative expenses consist of personnel costs for administrative, selling and marketing groups, sales commissions to employees and manufacturing representatives, travel, product marketing and promotion costs, as well as legal, accounting, information technology and other administrative costs. We do not expect to significantly increase our expenditures for selling, general and administrative expenses in the coming year.

Research and development expenses consist of materials, salaries and related expenses of certain engineering personnel, and outside services related to product development projects. We charge all research and development expenses to operations as incurred. We believe that continued investment in research and development is critical to our long-term business success.  We intend to continue to invest in research and development programs in future periods focusing our efforts on Multi-Mix® process enhancements for military and space market applications.  However, overall we expect to reduce our research and development expenditures in fiscal 2009 as a result of limiting our investment in speculative funding of the commercial segment.

DISCONTINUED OPERATIONS

Filtran Microcircuits Inc. (“FMI”) was established in 1983, and we acquired FMI in February 1999. FMI is a manufacturer of microwave micro-circuitry for the high frequency communications industry. FMI has been engaged in the production of microstrip, bonded stripline, and thick metal-backed Teflon® (PTFE) microcircuits for RF applications including satellite, aerospace, PCS, fiber optic telecommunications, automotive, navigational and defense applications worldwide. FMI has supplied mixed dielectric multilayer and high speed interconnect circuitry to meet customer demand for high performance and cost-effective packaging.

Our management determined, and the Board of Directors approved on August 9, 2007, that the we should divest our FMI operations with the view to enable us to concentrate our resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, we reflected FMI as a discontinued operation and the we reclassified prior financial statements to reflect the results of operations, financial position and cash flows of FMI as discontinued operations.

On December 28, 2007, we sold substantially all of the assets of FMI to Firan Technology Group Corporation, a manufacturer of high technology/high reliability printed circuit boards that has operations in Toronto, Ontario, Canada and Chatsworth, California. The transaction was effected pursuant to an asset purchase agreement entered into between Merrimac, FMI and FTG. The total consideration payable by FTG was $1,482,000 (Canadian $1,450,000) plus the assumption of certain liabilities of approximately $368,000 (Canadian $360,000). FTG paid $818,000 (Canadian $800,000) of the purchase price at the closing on December 28, 2007 and the balance was paid on February 21, 2008 following the conclusion of a transitional period.

Operating results of FMI, which were formerly represented as our microwave micro-circuitry segment, are summarized as follows:

	January 3, 2009	December 29, 2007
Net sales	$-	$3,628,000
Loss from discontinued operations before provision for income taxes	$(142,000)	$(5,877,000)
Gain on sale of assets of discontinued operation	–	1,936,000
Provision for income taxes	–	446,000
Loss from discontinued operations	$(142,000)	$(4,387,000)

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Our management makes certain assumptions and estimates that impact the reported amounts of assets, liabilities and stockholders' equity, and sales and expenses. These assumptions and estimates are inherently uncertain. The management judgments that are currently the most critical are related to the accounting for our investments in Multi-Mix® Microtechnology, contract revenue recognition, inventory valuation and valuation of deferred tax assets. Below is a further description of these policies as well as the estimates involved.

Contract Revenue Recognition

We derive our revenues from sales of the following: customized products, which include amounts billable for non-recurring engineering services and in some instances the production and delivery of prototypes, and the subsequent production and delivery of units under short-term, firm-fixed price contracts; the design, documentation, production and delivery of a series of complex components under long-term firm-fixed price contracts and the delivery of off-the-shelf standard products.

We account for all contracts, except those for the sale of off-the-shelf standard products, in accordance with AICPA Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

We recognize all amounts billable under short-term contracts involving non-recurring engineering (“NRE”) services for customization of products in net sales and all related costs in cost of sales under the completed-contract method when the customized units are delivered. We periodically enter into contracts with customers for the development and delivery of a prototype prior to the shipment of units. Under those circumstances, we recognize all amounts billable for NRE services in net sales and all related costs in cost of sales when the prototype is delivered and recognizes all of the remaining amounts billable and the related costs when the units are delivered.

Increasingly, we have complex, long-term contracts for the engineering design, development and production of space electronics products for which revenue is recognized under the percentage-of-completion method. Sales and related contract costs for design and documentation services under this type of contract are recognized based on the cost-to-cost method. Sales and related contract costs for products delivered under these contracts are recognized on the units-of-delivery method. We have one contract which is primarily related to the design and development (and to a lesser extent, the production of space electronics) for which revenue under the entire contract is recognized under the percentage-of-completion method using the cost-to-cost method. For such contract we recognized revenues in excess of billings of approximately $1,880,000 at January 3, 2009.

Pursuant to SOP 81-1, anticipated losses on all contracts are charged to operations in the period when the losses become known.

Sales of off-the-shelf standard products and related costs of sales are recorded when title transfers to our customer, which is generally on the date of shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable.

Inventory Valuation

Inventories are valued at the lower of average cost or market. Inventories are periodically reviewed for their projected manufacturing usage utilization and, when slow-moving or obsolete inventories are identified, they are charged to operations. Total inventories are net of cost overruns of $52,000 and $202,000, respectively.

Procurement of inventories is based on specific customer orders and forecasts. Customers have certain rights of modification with respect to these orders and forecasts. As a result, customer modifications to orders and forecasts affecting inventories previously procured by us and our purchases of inventories beyond customer needs may result in excess and obsolete inventories for the related customers. Although we may be able to use some of these excess components and raw materials in other products we manufacture, a portion of the cost of this excess inventories may not be recoverable from customers, nor may any excess quantities be returned to the vendors. We also may not be able to recover the cost of obsolete inventories from vendors or customers.

Write offs or write downs of inventories generally arise from:

•	declines in the market value of inventories;
•	changes in customer demand for inventories, such as cancellation of orders; and
•	our purchases of inventories beyond customer needs that result in excess quantities on hand and that we are not able to return to the vendor or charge back to the customer.

Valuation of Deferred Tax Assets

We currently have significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when it is more likely than not that all or a portion of a deferred tax assets will not be realized. Our 2002, 2003, 2006 and 2007 net losses weighed heavily in our overall assessment. As a result of the assessment, we established a full valuation allowance for our remaining net domestic deferred tax assets at December 28, 2002. This assessment continued unchanged from 2003 through fiscal 2008.

CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY

The following table reflects the percentage relationships of items from the consolidated statements of operations as a percentage of net sales.

	Percentage of Net Sales
	Years Ended
	January 3,	December 29,
	2009	2007
		(Restated)
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	62.3	60.2
Selling, general and administrative	31.5	38.6
Research and development	3.5	7.2
Restructuring charge	0.2	–
	97.5	106.0

Operating income (loss)	2.5	(6.0)
Interest and other expense, net	(1.4)	(.6)

Income (loss) from continuing operations before income taxes	1.1	(6.6)
Provision for income taxes	(0.1)	–

Income (loss) from continuing operations	1.0	(6.6)
Loss from discontinued operations, net of income taxes	(0.5)	(20.0)
Net income (loss)	0.5%	(26.6)%

 2008 COMPARED TO 2007 Restated

All 2007 information presented reflects the consolidated financial information for 2007 as restated, see Item 8, Note 2 for further details of the restatement.

Net sales.

Consolidated results of operations for 2008 reflect an increase in net sales from continuing operations of $7,342,000 or 33.5% to $29,229,000 compared to $21,887,000 in 2007. The sales increase in 2008 was a result of a higher backlog at the beginning of the year and continued high levels of orders throughout the year including a higher level of sales of Multi-Mix® products.  Also, included in fiscal year 2008’s sales were four large orders shipped to major customers that totaled over $4,000,000. Sales for 2008 included $1,900,000 of revenue recognized in connection with a large design and development contract.

Backlog represents the amount of orders we have received that have not been shipped as of the end of a particular fiscal period. The orders in backlog are a measure of future sales and determine our upcoming material, labor and service requirements. The book-to-bill ratio for a particular period represents orders received for that period divided by net sales for the same period. We look for this ratio to exceed 1.0, indicating the backlog is being replenished at a higher rate than the sales being removed from the backlog.

The following table presents key performance measures that we use to monitor our operating results:

	2008	2007
Beginning backlog	$17,991,000	$11,490,000
Plus bookings	32,205,000	28,388,000
Less net sales	29,229,000	21,887,000
Ending backlog	$20,967,000	$17,991,000
Book-to-bill ratio	1.10	1.30

Orders of $32.2 million, a new Merrimac record for a fiscal year, were received during fiscal year 2008, an increase of $3.8 million or 13.4% compared to $28.4 million in orders received during fiscal year 2007. Backlog increased by $3.0 million or 16.7% to $21.0 million at the end of fiscal year 2008 compared to $18.0 at year-end 2007, due to the increased orders received during 2008. The book-to-bill ratio for fiscal year 2008 was 1.10 to 1 and for fiscal year 2007 was 1.30 to 1.

The backlog of unfilled orders includes amounts based on signed contracts as well as agreed letters of intent, which we have determined are legally binding and likely to proceed.  Although backlog represents only business that is considered likely to be performed, cancellations or scope adjustments may and do occur.  The elapsed time from the award of a contract to completion of performance may be up to approximately four years.  The dollar amount of backlog is not necessarily indicative of our future earnings related to the performance of such work due to factors outside our control, such as changes in project schedules, scope adjustment or project cancellations.  We cannot predict with certainty the portion of backlog to be performed in a given year.  Backlog is adjusted quarterly to reflect project cancellations, deferrals, revised project scope and cost, and sales of subsidiaries, if any.

Cost of sales and gross profit.

The following table provides comparative gross profit information for the past two years:

				2007
	2008			(Restated)
	$	Increase/(Decrease) From Prior Year	% of Net Sales	$	Increase/(Decrease) From Prior Year	% of Net Sales

Gross profit	$10,954,000	$2,251,000	37.5%	$8,703,000	$(471,000)	39.8%

Gross profit for fiscal year 2008 was $10,954,000, an increase of $2,251,000 or 25.9%, over last year’s gross profit of $8,703,000.  Gross margin declined by 2.3% to 37.5% compared to 39.8% in fiscal year 2007.  The small decline in gross margin was primarily due to the impact of an aggressive pricing strategy in 2007 and in early 2008 when our backlog was not as high.  The pricing strategy had a significant impact on the four large jobs fulfilled in 2008.

Selling, general and administrative expenses.

Selling, general and administrative expenses were $9,198,000 an increase of $763,000 or 9.0% over the selling, general and administrative expenses of $8,435,000 for 2007. When expressed as a percentage of net sales, selling, general and administrative expense decreased from 38.5% in 2007 to 31.5% in 2008. The 2008 selling, general and administrative expenses increased due to a combination of increased selling costs related to the hiring of sales personnel to meet the demand of increased sales, sales commissions and increased professional fees.

Research and development expenses.

Research and development expenses for new products were $1,019,000 for 2008, a decrease of $560,000 or 35.5%. The decrease reflects our decision to focus our research and development efforts on military and space applications and reduce our investment in speculative commercial applications.  Substantially all of the research and development expenses were related to Multi-Mix® Microtechnology.

Restructuring charge

In 2008, we reduced our headcount by 8 persons, principally involved in production and manufacturing support. The restructuring charges of $61,000 consisted of severance and certain other personnel costs, during the third quarter of 2008.  We did not incur any restructuring charges in 2007.

Operating income (loss) from continuing operations.

Consolidated operating income from continuing operations was $676,000 for 2008 compared to consolidated operating loss from continuing operations of $1,311,000 for 2007.  The increase in income (loss) from continuing operations was primarily due to the increase in gross profit resulting from higher sales and the reduction of research and development expenses.  These were somewhat offset by increased selling general and administrative expenses and our restructuring charge.

Interest expense.

Interest and other expense, net was $459,000 for 2008 compared to interest and other expense, net of $277,000 for 2007. The increase in interest expense of $182,000 was primarily due to the accelerated amortization of approximately $196,000 of unamortized deferred debt costs charged to interest expense that related to our terminated financing agreement with Capital One, N.A.

Other income, net

Other income, net was $42,000 for 2008 compared to $154,000 in 2007.  The decrease of $112,000 was primarily due to the decrease in interest income that resulted from a combination of lower average cash balances in 2008 compared to 2007 and declining interest rates in 2008.

Income taxes.

The provision for income taxes from continuing operations for 2008 was approximately $20,000.  There was no provision or benefit for income taxes from continuing operations for 2007.

As of January 3, 2009, we had significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce our income taxes in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Our 2002, 2003, 2006 and 2007 net losses have weighed heavily in our overall assessments. We established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the end of fiscal year 2008.

Income (loss) from continuing operations.

For the reasons set forth above, income from continuing operations for 2008 was $240,000 compared to a loss from continuing operations of $1,435,000 for 2007. Income from continuing operations for 2008 was $0.08 per share compared to a loss from continuing operations of $0.48 per share for 2007.

Discontinued operations.

Loss from discontinued operations for 2008 was $142,000 compared to a loss from discontinued operations of $4,387,000 for 2007. The 2008 loss from discontinued operations consisted of certain ongoing professional fees, claim defense deductibles and certain other expenses.  The loss from discontinued operations in 2007 includes a partial goodwill impairment charge of $3,576,000 and a charge of $506,000 to provide a full valuation allowance of a Canadian net deferred tax asset, for a total of $4,082,000 of non cash charges.  Loss per share from discontinued operations for 2008 was $0.05 compared to a loss from discontinued operations of $1.48 per share for 2007.

Net income (loss).

Net income for 2008 was $98,000 compared to a net loss of $5,821,000 for 2007 for the reasons described above. Net income per share basic and diluted for 2008 was $0.03, compared to a net loss of per share basic and diluted for 2007 of $1.96.

LIQUIDITY AND CAPITAL RESOURCES

Liquid resources comprised of cash and cash equivalents totaled approximately $1,192,000 at January 3, 2009 compared to approximately $2,004,000 at December 29, 2007. Our working capital was approximately $11,090,000 and our current ratio was 4.5 to 1 at January 3, 2009 compared to $9,565,000 and 3.5 to 1, respectively, at December 29, 2007. At January 3, 2009, we had available borrowing capacity under our revolving line of credit of $3,722,000.

Our liquidity needs for the next year plus planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented, if necessary, by the our $5,000,000 revolving credit facility with Wells Fargo Bank, which expires September 29, 2011.

Our activities from continuing operations provided operating cash flows of $874,000 during 2008 compared to $881,000 during 2007. The primary sources of operating cash flows from continuing operations for 2008 were our income from continuing operations of $240,000, depreciation and amortization of $2,564,000, amortization of deferred financing costs of $249,000, an increase in customer deposits of $291,000 and share-based compensation of $490,000.  These were largely offset by an increase in accounts receivable of $466,000, an increase in inventories of $255,000, a decrease in accrued liabilities of $533,000 and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $1,880,000. Cash provided by operating activities from continuing operations in 2007 was primarily due to depreciation and amortization of $2,365,000 and share-based compensation of $394,000.  Offsetting these were the loss from continuing operations of $1,435,000 and an increase in inventories of $904,000.

In 2008, our cash used by investing activities was $153,000 compared to $908,000 in 2007.  Cash used in investing activities in 2008 was mainly due to net capital investments in property, plant and equipment of $817,000 and was largely offset by the proceeds from the sale of discontinued operations of $664,000.  In 2007, the cash used in investing activities was also due to net capital investments in property, plant and equipment of $1,546,000 and was largely offset by the proceeds from the sale of discontinued operations of $818,000.

In 2008, cash used in financing activities of continuing operations was $1,391,000 compared to $2,790,000 in 2007.  The major use of cash from financing activities in 2008 was the net payments on term notes of $1,410,000 and deferred financing costs of $332,000 which was somewhat offset by the return of the restricted cash deposit of $250,000 following the termination of the security agreement with Capital One N.A.  In 2007, the primary use of cash from financing activities was the repurchase, in a private transaction, of 238,700 shares of our common stock for the treasury at $9.00 per share for an aggregate total of $2,148,000 from a group of investors on March 14, 2007 and the contractual repayment of $550,000 of our term loans.

On September 29, 2008, we entered into a credit facility with Wells Fargo Bank, N.A. (“WFB”) (the “Wells Fargo Credit Facility”) which replaced our credit facility with Capital One, N.A. On September 30, 2008, we repaid all outstanding amounts under the credit facility with Capital One, N.A. with the proceeds of the Wells Fargo Credit Facility.  The Wells Fargo Credit Facility consists of a three-year $5,000,000 collateralized revolving credit facility, a three-year $500,000 equipment term loan and a three-year $2,500,000 real estate term loan.  The revolving line of credit is subject to an availability limit under a borrowing base calculation of 85% of eligible domestic accounts receivable with a sublimit of $5,000,000, 75% of eligible foreign accounts receivable with a sublimit of $800,000, and 30% of eligible inventories with a sublimit of $400,000.  The revolving line of credit is also subject to a minimum borrowing base availability of $500,000.  As of January 3, 2009, we had a borrowing base of approximately $4,222,000 and availability under the credit facility as of January 3, 2009 of approximately $3,722,000. The revolving line of credit expires September 29, 2011.  The revolving line of credit bears interest at the prime rate plus one percent, with the prime rate having a floor limit of 5% for loan purposes.  We may request a LIBOR quote for an initial minimum of $1,000,000 with subsequent requests at a minimum of $500,000.  No more than three such requests may be active at any point in time.  LIBOR advances bear interest at the LIBOR rate plus 3.25% for a credit advance, or 3.50% for a term loan.   The equipment loan is required to be repaid in equal monthly installments of $13,900 based on a four year amortization.  The real estate loan is required to be paid in equal monthly installments amortized over a 180 month time period, with any unpaid principal and interest due and payable on the termination date of September 29, 2011.  The two term loans require mandatory prepayment under certain circumstances subject to a prepayment fee of 1%-2% of the outstanding balance.

The equipment term loan bears interest at the prime (with a floor of 5%) rate plus 1%.  The real estate term loan bears interest at the prime rate (with a floor of 5%) plus 1.50% or LIBOR plus 3.50%.

The Wells Fargo Credit Facility is collateralized by substantially all of our assets.

As of January 3, 2009, under the Wells Fargo Credit Facility, we had no amount outstanding under the revolving credit facility, $458,333 outstanding under the equipment term loan and $2,444,445 outstanding under the real estate term loan.

At September 27, 2008 and December 29, 2007, the fair value of our debt approximates carrying value. The fair value of our long-term debt is estimated based on current interest rates.

In connection with the execution of the credit agreement, we paid Wells Fargo an origination fee of $60,000 and incurred $272,000 of additional financing costs.  Under the revolving line of credit, we must also pay an unused line fee of 0.375% of the daily, unused amount and a collateral monitoring fee of $6,000 per year.  We will incur additional fees if Wells Fargo terminates the credit facility upon default or if we terminate the credit facility prior to its termination date.  Under the revolving line of credit these fees are $100,000 during the first year and $50,000 during the second and third years.   Under the term notes the early termination fees are 2% of the amount prepaid during the first year of the agreement and 1% of the amount prepaid during the second and third years of the agreement.

The credit facility requires us to maintain certain financial covenants, including a minimum debt service coverage ratio of not less than 1.1 to 1.0 and minimum net income.  For the year ended January 3, 2009, our net loss is not to exceed $265,000 and for the quarters ending April 4, 2009 and beyond, net income is not to be less than 75% of our projected net income and not more than 100% of our projected net loss.  Additionally, the credit facility prohibits incurring or contracting to incur capital expenditures exceeding $1,000,000 in the year ended January 3, 2009 and $600,000 in each subsequent year.  We must also not permit the amount due from our subsidiary in Costa Rica, Multi-Mix Microtechnology S.R.L to exceed $4,250,000 through the year ended January 3, 2009, $4,500,000 through the quarter ending April 4, 2009, $4,750,000 through the quarter ending July 4, 2009 and $5,000,000 through the quarter ending October 3, 2009 and each fiscal quarter thereafter.  The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions, without Wells Fargo’s consent.  We were in compliance with all of our financial covenants as of January 3, 2009.

We believe that the present financing arrangements with Wells Fargo and current cash position will be sufficient to fund our operations and capital expenditures through at least January 2, 2010.  Our long-term capital needs may require additional sources of credit.  There can be no assurances that we will be successful in negotiating additional sources of credit for its long-term capital needs.  Our inability to have continuous access to such financing at reasonable costs may materially and adversely impact its consolidated financial condition, results of operations and cash flows.

The table below summarizes our known contractual obligations consisting of the long-term obligations listed above and our operating lease commitments as of January 3, 2009:

	Payments due by period
		Less than	1 - 3	3 -5	More than 5
	Total	1 Year	Years	Years	Years
Long-term debt obligations	$2,903,000	$292,000	$2,611,000	—	-
Operating lease obligations	1,075,000	462,000	613,000	-	-
Totals	$3,978,000	$754,000	$3,224,000	-	-

Depreciation and amortization expenses exceeded capital expenditures for new projects and production equipment during 2008 by approximately $1.7 million, and we anticipate that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2009 by approximately $1.9 million. We intend to issue up to $600,000 of purchase order commitments for capital equipment from various vendors and we anticipate that such equipment will be purchased and become operational during fiscal year 2009. Our planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by our $5,000,000 revolving credit facility with Wells Fargo.

The functional currency for our Costa Rica operations is the United States dollar. The functional currency for our previously wholly-owned subsidiary FMI was the Canadian dollar. The change in accumulated other comprehensive income for 2007 reflect the changes in the exchange rates between the Canadian dollar and the United States dollar for those respective periods. Following the sale of the FMI foreign currency translation adjustments are recorded as part of discontinued operations.

RESTATED QUARTERLY PERIODS OF 2008 AND 2007

FIRST QUARTER OF 2008 (RESTATED) COMPARED TO THE FIRST QUARTER OF 2007 (RESTATED) – CONTINUING OPERATIONS

Cost of sales and Gross profit.

The following table provides comparative gross profit information between the quarters ended March 29, 2008 and March 31, 2007.

	Quarter ended March 29, 2008 (Restated)			Quarter ended March 31, 2007 (Restated)
	$	Increase/ (Decrease) from prior period	% of Net Sales	$	Increase/ (Decrease) from prior period	% of Net Sales
Consolidated gross profit	$1,813,000	$210,000	31.5%	$1,603,000	$(798,000)	35.5%

The increase in consolidated gross profit for the first quarter of 2008 was due to the impact of the higher level of sales. The decline in consolidated gross profit percentage was primarily due to the impact of an aggressively low pricing strategy in 2007 and in the first quarter of 2008.

Operating loss from continuing operations.

Operating loss from continuing operations for the first quarter of 2008 was $804,000, compared to an operating loss from continuing operations of $1,098,000 for the first quarter of 2007. The decrease in operating loss from continuing operations for the first quarter of 2008 as compared to the first quarter of 2007 was due to the improved gross profit caused by the increase in sales and lower research and development costs as compared to the first quarter of 2007 partially offset by a lower gross margin.

Loss from continuing operations.

For the reasons set forth above, loss from continuing operations for the first quarter of 2008 was $865,000 compared to a loss from continuing operations of $1,077,000 for the first quarter of 2007. Loss from continuing operations for the first quarter of 2008 was $.29 per share, basic and diluted, compared to a loss from continuing operations of $.35 per share, basic and diluted, for the first quarter of 2007.

Net loss.

For the reasons set forth above, net loss for the first quarter of 2008 was $865,000 compared to a net loss of $1,358,000 for the first quarter of 2007. Net loss for the first quarter of 2008 was $.29 per share, basic and diluted compared to a net loss of $.44 per share, basic and diluted for the first quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $627,000 at the end of the first quarter of 2008 compared to approximately $2,000,000 at the end of 2007. The principal reasons for the reduction in cash at March 29, 2008 were capital expenditures of $352,000, operating cash used of $1,627,000 as described below, and repayments of borrowings of $388,000 offset, in part, by restricted cash returned of $250,000 and the proceeds of the sale of FMI’s assets of $664,000. The Company's working capital was approximately $9,000,000 and its current ratio was 2.6 to 1 at the end of the first quarter of 2008 compared to $9,600,000 and 3.5 to 1, respectively, at the end of 2007.

The Company's activities from continuing operations used operating cash flows of $1,627,000 during the first quarter of 2008 compared to generating $667,000 of operating cash flows during the first quarter of 2007. The primary uses of operating cash flows from continuing operations for the first quarter of 2008 were the quarterly loss from continuing operations of $865,000 which was reduced by depreciation and amortization of $618,000 and share-based compensation of $120,000, an increase in accounts receivable of $497,000 as a result of the higher first quarter sales level, an increase in inventories of $542,000 to meet the production associated with the increase in backlog and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $488,000. The primary sources of operating cash flows from continuing operations for the first quarter of 2007 were a decrease in accounts receivable of $1,024,000 and a decrease in other current assets of $246,000, offset by the loss from continuing operations of $1,077,000 which was reduced by depreciation and amortization of $571,000 and share-based compensation of $51,000, an increase in inventory of $269,000 and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $98,000.

SECOND QUARTER 2008 RESTATED COMPARED TO THE SECOND QUARTER OF 2007 RESTATED-CONTINUING OPERATIONS

Cost of sales and Gross profit.

The following table provides comparative gross profit information for the quarters ended June 28, 2008 and June 30, 2007.

	Quarter ended June 28, 2008 (Restated)			Quarter ended June 30, 2007 (Restated)
	$	Increase/ (Decrease) from prior period	% of Net Sales	$	Increase/ (Decrease) from prior period	% of Net Sales
Consolidated gross profit	$2,799,000	$481,000	37.4%	$2,318,000	$(1,393,000)	43.2%

The increase in consolidated gross profit for the second quarter of 2008 was due to the impact of the higher level of sales. The decline in consolidated gross profit percentage in the second quarter was primarily due to the impact of fulfilling orders in the backlog that were booked in 2007 and the first quarter of 2008 when an aggressively low pricing strategy was in place. The bulk of these low margin sales consisted of three large jobs that totaled approximately $1,000,000 in revenue.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,351,000 for the second quarter of 2008 increased by $375,000 or 18.9%, and when expressed as a percentage of net sales, decreased by 5.5 percentage points to 31.3% compared to the second quarter of 2007. The increase in such expenses for the second quarter of 2008 was due to higher sales commissions, increased selling costs from recent sales personnel hired to meet the demand of increased sales, higher professional fee costs, and higher share-based compensation from the grant of stock options in April 2007.

Operating income from continuing operations.

Operating income from continuing operations for the second quarter of 2008 was $74,000, compared to an operating income from continuing operations of $6,000 for the second quarter of 2007. The increase in operating income from continuing operations for the second quarter of 2008 as compared to the second quarter of 2007 was due to the improved gross profit from the increase in sales, partially offset by higher sales commissions and increased selling, general and administrative expenses, and higher research and development costs.

Income from continuing operations.

For the reasons set forth above, income from continuing operations for the second quarter of 2008 was $25,000 compared to income from continuing operations of $2,000 for the second quarter of 2007. Income per share from continuing operations, basic and diluted, for the second quarter of 2008 was $.01 compared to income from continuing operations of $.00 per share, basic and diluted, for the second quarter of 2007.

Net loss.

For the reasons set forth above, net loss for the second quarter of 2008 was $30,000 compared to a net loss of $3,517,000 for the second quarter of 2007. Net loss per share, basic and diluted, for the second quarter of 2008 was $.01 compared to a net loss of $1.21 and $1.20 per share, basic and diluted, respectively, for the second quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $410,000 at the end of the first six months of 2008 compared to approximately $2,000,000 at the end of 2007. The principal reasons for the reduction in cash at June 28, 2008 from December 29, 2007 were capital expenditures of $613,000, cash used in operating activities of continuing operations of $1,902,000 as described below, and repayments of borrowings of $525,000 offset, in part, by the return of restricted cash to repay term debt of $250,000, the receipts of the remaining proceeds from the sale of FMI’s assets of $664,000, proceeds from sales of stock to employees of $86,000, and revolving credit borrowings of $500,000 drawn down in the second quarter of 2008. The Company's working capital was approximately $9,406,000 and its current ratio was 3.2 to 1 at the end of the second quarter of 2008 compared to $9,600,000 and 3.5 to 1, respectively, at the end of 2007.

The Company's activities from continuing operations used operating cash flows of $1,902,000 during the first six months of 2008 compared to generating $473,000 of operating cash flows during the first six months of 2007. The primary uses of operating cash flows from continuing operations for the first six months of 2008 were an increase accounts receivable of $2,309,000 from the higher sales level, an increase in inventories of $547,000 to meet the production needs of the increased backlog and a loss from continuing operations for the first six months of $840,000. These uses of operating cash flows were partly offset depreciation and amortization of $1,270,000 and share-based compensation of $258,000, coupled with an aggregate reduction in other assets of $252,000. The primary sources of operating cash flows from continuing operations for the first six months of 2007 were a decrease in accounts receivable of $645,000, a decrease in other current assets of $235,000, and an aggregate increase in accounts payable, customer depostis and accrued liabilities of $282,000, partly offset by the loss from continuing operations of $1,075,000 and an increase in inventory of $778,000, which was reduced by depreciation and amortization of $1,158,000 and share-based compensation of $132,000.

THIRD QUARTER OF 2008 RESTATED COMPARED TO THE THIRD QUARTER OF 2007 RESTATED-CONTINUING OPERATIONS

Cost of sales and gross profit.

The following table provides comparative gross profit information for the quarters ended September 27, 2008 and September 29, 2007.

	Quarter ended September 27, 2008 (Restated)			Quarter ended September 29, 2007 (Restated)
		Increase/ (Decrease) from prior period	% of Net Sales		Increase/ (Decrease) from prior period	% of Net Sales
Consolidated gross profit	$3,005,000	$200,000	36.1%	$2,805,000	$306,000	42.4%

The increase in consolidated gross profit for the third quarter of 2008 was due to the impact of the higher level of sales. The decline in consolidated gross profit percentage in the third quarter was primarily due to the impact of fulfilling orders in the backlog that were booked in 2007 and the first quarter of 2008 when an aggressive pricing strategy was in place. The bulk of these low margin sales consisted of five large jobs that totaled approximately $1,500,000 in revenue.

Selling, general and administrative expenses.

Selling, general and administrative expenses of $2,398,000 for the third quarter of 2008 increased by $299,000 or 14.3%, and when expressed as a percentage of net sales, decreased by 2.5 percentage points to 28.8% compared to the third quarter of 2007. The increase in such expenses for the third quarter of 2008 was due to higher sales commissions, increased selling costs from recent sales personnel hired to meet the demand of increased sales and higher professional fee costs.

Operating income from continuing operations.

Operating income from continuing operations for the third quarter of 2008 was $501,000, compared to operating income from continuing operations of $306,000 for the third quarter of 2007. The increase in operating income from continuing operations for the third quarter of 2008 as compared to the third quarter of 2007 was due to the increase in gross profit resulting from higher sales levels.

Income from continuing operations.

For the reasons set forth above, income from continuing operations for the third quarter of 2008 was $474,000 compared to income from continuing operations of $233,000 for the third quarter of 2007. Income per share from continuing operations, basic and diluted, for the third quarter of 2008 was $.16 compared to income from continuing operations of $.08 per share, basic and diluted, for the second quarter of 2007.

Net income (loss).

For the reasons set forth above, net income for the third quarter of 2008 was $463,000 compared to a net loss of $1,825,000 for the third quarter of 2007. Net income per share, basic and diluted, for the third quarter of 2008 was $.16 compared to a net loss of $.62 and $.61 per share, basic and diluted, respectively, for the third quarter of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company had liquid resources comprised of cash and cash equivalents totaling approximately $1,923,000 at September 27, 2008 compared to approximately $2,000,000 at the end of 2007. The main reason for the use of cash at September 27, 2008 were capital expenditures of $672,000. The Company's working capital was approximately $10,438,000 and its current ratio was 3.2 to 1 at September 27, 2008 compared to $9,600,000 and 3.5 to 1, respectively, at the end of 2007. At September 27, 2008, the Company had available borrowing capacity under its revolving line of credit of $4,000,000, net of the $1,000,000 outstanding revolving credit borrowings. This facility was paid off on September 30, 2008 with the proceeds of the Wells Fargo Credit Facility.

The Company's activities from continuing operations used operating cash flows of $795,000 during the first nine months of 2008 compared to using $523,000 of operating cash flows during the first nine months of 2007. The primary uses of operating cash flows from continuing operations for the first nine months of 2008 were an increase in accounts receivable of $1,593,000 from the higher first nine months sales level, an aggregate increase in revenues in excess of billings of $1,186,000 and a loss from continuing operations for the first nine months of $366,000. These uses of operating cash flows were partly offset by depreciation and amortization of $1,908,000 incurred in the first nine months of 2008 and share-based compensation of $375,000, coupled with an aggregate reduction in other current assets and other assets of $164,000.

RELATED PARTY TRANSACTIONS

During fiscal years 2008 and 2007, respectively, our General Counsel, Katten Muchin Rosenman LLP, was paid $364,000 and $350,000, respectively, for providing legal services. One of our directors is Counsel to the firm of Katten Muchin Rosenman LLP but does not share in any fees paid by us to the law firm.

During fiscal years 2008 and 2007, we retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services. We paid an aggregate of $6,000 and $32,000 to these companies during 2008 and 2007, respectively. One of our directors is the Chairman and Chief Executive Officer of each of these companies.

During each of fiscal years 2008 and 2007, we paid one of our directors $36,000 for providing technology-related consulting services.

DuPont Electronic Technologies ("DuPont"), a stockholder, has an agreement to provide technological and marketing-related personnel and services on a cost-sharing basis to us under the Technology Agreement dated February 28, 2002. No payments were made to DuPont under this agreement during 2008 or 2007. One of our directors is an officer of DuPont, but does not share in any of these payments.

Each director who is not one of our employees receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit Committee receives an annual fee of $2,500 for his services in such capacity. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2006 Stock Option Plan, each non-employee director is granted an option to purchase 2,500 shares of our common stock on the date of each Annual Meeting of Stockholders. Such options have a three-year vesting period. Each such grant has an exercise price equal to the fair market value on the date of grant and will expire on the tenth anniversary of the date of the grant. On June 26, 2008, non-qualified stock options to purchase an aggregate of 17,500 shares were issued to eight directors at an exercise price of $5.15 per share. On June 20, 2007, non-qualified stock options to purchase an aggregate of 20,000 shares were issued to seven directors at an exercise price of $9.78 per share. Also, during 2008, it was discovered that certain directors and a former director had been awarded certain options to purchase shares of our common stock for a term in excess of the term provided for in our stock option plan in error.  Such directors and the former director received cash payments of $5,000 each during 2008 constituting the difference between the exercise price of such stock options and the market price of our common stock as of the date when such options expired in accordance with the terms of our stock option plan, which such time was prior to the time set forth in the erroneous contracts associated with such stock options.  The directors receiving the $5,000 payment were as follows:  Edward Cohen, Fernando Fernandez, Joel Goldberg, Arthur Oliner, Harold Raveché and David Miller (former director).

On December 11, 2008, Edward Cohen received a grant of 1,000 shares of our common stock at a fair market value of $2,200 for his service as chairman of the Board’s Audit Committee.

Also on June 26, 2008 and June 20, 2007, pursuant to the 2006 Non-Employee Directors' Stock Plan, 9,000 and 10,500 shares of restricted stock were granted to six and seven directors, respectively at a fair market value of $5.15 and $9.78 per share, respectively. Such restricted stock vests ratably over a three-year period.

On December 13, 2004, Infineon Technologies AG ("Infineon"), at such time the beneficial owner of approximately 15% of our common stock, sold 475,000 shares of our common stock to four purchasers in a  privately-negotiated transaction. Two purchasers in such transaction, K Holdings, LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig G. Kuttner, who was President and Chief Executive Officer of Hampshire Group, Limited ("Hampshire"), purchased 300,000 shares representing an aggregate of approximately 9.6% of our commonstock. Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with us. In connection with the transaction, the Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000 between us and Infineon, as amended, which provided that the we would design, develop and produce exclusively for Infineon certain Multi-Mix® products that incorporate active RF power transistors for use in certain wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth transceivers was terminated.

DuPont and the four purchasers above hold registration rights, which currently give them the right in perpetuity to register an aggregate of 1,003,413 shares of our common stock. There are no settlement alternatives and the registration of the shares of common stock would be on a "best efforts" basis.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP clarifies the application of Statement of Financial Accounting Standards (“SFAS”) Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective for prior periods for which financial statements have not been issued. We currently believe that FAS 157-3 will have no material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles generally accepted in the United States of America. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We currently believe that FAS 142-3 will have no material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for us on January 1, 2008.

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties.  A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.  The FASB establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date and expands disclosures about financial instruments measured at fair value. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  The types of assets and liabilities carried at this level are equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level 2: Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data of the instrument’s anticipated life.  Fair value assets and liabilities that are generally included in this category are municipal bonds and certain derivatives.

Level 3: Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  Consideration is given to the risk inherent in the valuation method and the risk inherent in the inputs to the model.  Generally, assets and liabilities carried at fair value and included in this category are certain derivatives.

The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of the standard did not have a material impact on our consolidated financial position and results of operations since the we did not elect the fair value option for financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) established principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired company and the goodwill acquired. SFAS 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. We are currently evaluating the impact that SFAS 141R could have on our consolidated financial position and consolidated results of operations.

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We are currently evaluating the impact that FSP No. FAS 141(R)-1 could have on our consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. We currently believe that SFAS No. 160 will have no material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161is effective for fiscal years beginning after November 15, 2008. We currently believe that SFAS No. 161 will have no material impact on our consolidated financial statements.

In November 2008, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 08-6, "Equity Method Investment Accounting Considerations."  EITF 08-6 applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than SFAS 141(R).  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor's share of the investee's net assets exceeds the investor's initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee's share issuance shall be recognized in earnings. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively.  The provisions of EITF 08-6 will be adopted in 2009.  We are in the process of evaluating the impact, if any, of adopting EITF 08-6 on our consolidated financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Merrimac Industries, Inc.

We have audited the accompanying consolidated balance sheets of Merrimac Industries, Inc. as of January 3, 2009 and December 29, 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Merrimac Industries, Inc. as of January 3, 2009 and December 29, 2007, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2007 consolidated financial statements have been restated.

/s/ J.H. COHN LLP

Roseland, New Jersey
April 20, 2009

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended January 3, 2009 and December 29, 2007

		2007
	2008	(Restated)
CONTINUING OPERATIONS
Net sales	$29,228,717	$21,886,946
Costs and expenses:
Cost of sales	18,274,622	13,183,595
Selling, general and administrative	9,197,766	8,435,173
Research and development	1,019,088	1,579,250
Restructuring charge	61,427	-
	28,552,903	23,198,018
Operating income (loss)	675,814	(1,311,072)
Interest expense	(458,570)	(277,403)
Other income, net	42,382	153,911
Income (loss) from continuing operations before income taxes	259,626	(1,434,564)
Provision for income taxes	19,528	-
Income (loss) from continuing operations	240,098	(1,434,564)

DISCONTINUED OPERATIONS
Loss from discontinued operations, net of income taxes	(142,112)	(4,386,829)
Net income (loss)	$97,986	$(5,821,393)

Income (loss) per common share from continuing operations – basic	$.08	$(.48)
Loss per common share from discontinued operations – basic	(.05)	(1.48)
Net income (loss) per common share – basic	$.03	$(1.96)

Income (loss) per common share from continuing operations – diluted	$.08	$(.48)
Loss per common share from discontinued operations – diluted	(.05)	(1.48)
Net income (loss) per common share – diluted	$.03	$(1.96)

Weighted average number of shares outstanding – basic	2,943,067	2,962,575
Weighted average number of shares outstanding – diluted	2,966,383	2,962,575

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$97,986	$(5,821,393)
Comprehensive loss
Foreign currency translation adjustment	-	(1,389,038)
Comprehensive income (loss)	$97,986	$(7,210,431)

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
Years Ended January 3, 2009 and December 29, 2007

		2007
ASSETS	2008	(Restated)
Current assets:
Cash and cash equivalents	$1,191,768	$2,004,471
Accounts receivable, net of allowance of $30,000 in 2008 and 2007	5,765,575	5,299,753
Inventories, net	4,899,706	4,644,270
Other current assets	542,320	774,007
Due from sale of assets	-	664,282
Costs and estimated earnings in excess of billings on uncompleted contracts	1,880,338	-
Total current assets	14,279,707	13,386,783

Property, plant and equipment	37,765,928	37,556,672
Less accumulated depreciation and amortization	28,556,441	26,600,240
Property, plant and equipment, net	9,209,487	10,956,432
Restricted cash	-	250,000
Other assets	543,217	531,633
Total assets	$24,032,411	$25,124,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$291,667	$550,000
Accounts payable	794,351	943,481
Accrued liabilities	1,432,124	1,965,403
Customer deposits	654,133	363,296
Income taxes payable	17,448	-
Total current liabilities	3,189,723	3,822,180

Long-term debt, net of current portion	2,611,111	3,762,500
Deferred liabilities	64,254	61,300
Total liabilities	5,865,088	7,645,980

Commitments and contingencies (see Note 11)

Stockholders’ equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares
No shares issued
Common stock, par value $.01 per share:
20,000,000 shares authorized; 3,315,229 and 3,289,103 shares issued; and 2,952,324 and 2,926,198 shares outstanding, respectively	33,153	32,891
Additional paid-in capital	20,379,924	19,789,717
Retained earnings	876,410	778,424
	21,289,487	20,601,032
Less treasury stock, at cost – 362,905 shares at January 3, 2009 and December 29, 2007	(3,122,164)	(3,122,164)
Total stockholders’ equity	18,167,323	17,478,868
Total liabilities and stockholders’ equity	$24,032,411	$25,124,848

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended January 3, 2009 and December 29, 2007 (restated)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income	Treasury	Stock
	Shares	Amount	Capital	Earnings	(Loss)	Shares	Amount	Totals
Balance, December 30, 2006	3,265,638	$32,656	$19,237,130	$6,599,817	$1,389,038	124,205	$(973,864)	$26,284,777
Net loss				(5,821,393)				(5,821,393)
Share-based compensation			394,425					394,425
Exercise of stock options	9,465	95	75,168					75,263
Stock Purchase Plan sales	11,000	110	82,994					83,104
Vesting of restricted stock	3,000	30						30
Repurchase of common stock for the treasury						238,700	(2,148,300)	(2,148,300)
Foreign currency translation					(1,389,038)			(1,389,038)
Balance, December 29, 2007	3,289,103	32,891	19,789,717	778,424	-	362,905	(3,122,164)	17,478,868
Net income				97,986				97,986
Share-based compensation			487,784					487,784
Exercise of stock options	4,082	41	28,290					28,331
Stock Purchase Plan sales	13,044	131	72,023					72,154
Vesting of restricted stock	8,000	80	(80)					-
Unrestricted shares granted	1,000	10	2,190					2,200
Balance, January 3, 2009	3,315,229	$33,153	$20,379,924	$876,410	$-	362,905	$(3,122,164)	$18,167,323

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 3, 2009 and December 29, 2007

	2008	2007
		(Restated)
Cash flows from operating activities:
Net income (loss)	$97,986	$(5,821,393)
Loss from discontinued operations	(142,112)	(4,386,829)
Income (loss) from continuing operations	240,098	(1,434,564)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities: by operating activities:
Depreciation and amortization	2,564,302	2,365,221
Amortization of deferred financing costs	248,521	30,795
Share-based compensation	489,984	394,455

Changes in operating assets and liabilities:
Accounts receivable	(465,822)	(167,434)
Inventories	(255,436)	(903,953)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,880,338)	–
Other current assets	231,687	184,247
Other assets	72,120	(70,832)
Accounts payable	(149,130)	185,137
Accrued liabilities	(533,279)	115,438
Customer deposits	290,837	159,513
Income taxes payable	17,448	–
Deferred liabilities	2,954	23,461
Net cash provided by operating activities of continuing operations	873,946	881,484
Net cash used in operating activities of discontinued operations	(142,112)	(776,030)
Net cash provided by operating activities	731,834	105,454

Cash flows from investing activities:
Purchases of capital assets	(817,357)	(1,545,912)
Cash proceeds from sale of discontinued operations	664,282	817,578
Net cash used in investing activities of continuing operations	(153,075)	(728,334)
Net cash used in investing activities of discontinued operations	–	(180,136)
Net cash used in investing activities	(153,075)	(908,470)

Cash flows from financing activities:
Borrowings under long-term debt	3,000,000	–
Payments of deferred financing costs	(332,225)	–
Repurchase of common stock for the treasury	–	(2,148,300)
Repayment of borrowings	(4,409,722)	(550,000)
Restricted cash (deposited) returned	250,000	(250,000)
Proceeds from the exercise of stock options	28,331	75,263
Proceeds from Stock Purchase Plan sales	72,154	83,104
Net cash used in financing activities of continuing operations	(1,391,462)	(2,789,933)
Net cash used in financing activities of discontinued operations	–	(350,064)
Net cash used in financing activities	(1,391,462)	(3,139,997)
Effect of exchange rate changes	–	(14,053)
Net decrease in cash and cash equivalents	(812,703)	(3,957,066)
Cash and cash equivalents at the beginning of year	2,004,471	5,961,537
Cash and cash equivalents at the end of year	$1,191,768	$2,004,471

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$217,319	$360,005

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended January 3, 2009 and December 29, 2007

1.	Nature of business and summary of significant accounting policies

Nature of business: Merrimac Industries, Inc. (the "Company") is involved in the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics, and microstrip, bonded stripline and thick metal-backed Teflon® (PTFE) and mixed dielectric multilayer circuits for communications, defense and aerospace applications. The Company's continuing operations are conducted primarily through one business segment, electronic components and subsystems.

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

Revenue recognition: The Company recognizes all amounts billable under short-term contracts involving non-recurring engineering services for customization of products in net sales and all related costs in cost of sales under the completed-contract method when the customized units are delivered. The Company periodically enters into contracts with customers for the development and delivery of a prototype prior to the shipment of units.  Under those circumstances, the Company recognizes all amounts billable for non-recurring engineering services in net sales and all related costs in cost of sales when the prototype is delivered and recognize all of the remaining amounts billable and the related cost when the units are delivered.

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

Warranties: The Company's products sold under contracts have warranty obligations. Estimated warranty costs for each contract are determined based on the contract terms and technology specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $119,000 and $171,000 for 2008 and 2007, respectively. The warranty reserve at January 3, 2009 and December 29, 2007 was $200,000.

Accounts receivable: The Company's accounts receivable are primarily from companies in the defense, satellite and telecommunications industries, with 30 day payment terms. Credit is extended based on evaluation of customer's financial condition. Accounts receivable are stated in the consolidated financial statements net of an allowance for doubtful accounts. Accounts outstanding longer than the payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligations to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible.  The Company generally does not require collateral from it’s customers.

Fair value of financial instruments: The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of January 3, 2009 and December 29, 2007 because of the relative short maturity of these instruments. At January 3, 2009 and December 29, 2007, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

Inventories: Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

Provision is made for potential losses on slow moving inventories when identified.

Foreign currency translation: The functional currency of the Company's discontinued operations, FMI, was the Canadian dollar. FMI's assets and liabilities were translated into U.S. dollars using exchange rates in effect at the consolidated balance sheet date and their operations were translated using average exchange rates prevailing during the year. The resulting translation adjustments have been included in loss on disposal of discontinued operations. Realized foreign exchange transaction gains and losses, which are not material, are included in the consolidated statements of operations.

Comprehensive income (loss): Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances from non-owner sources. Following the sale of the Company's discontinued operations, there is no foreign currency translation adjustment at January 3, 2009 or December 29, 2007.

Property, plant and equipment: Property, plant and equipment are recorded at cost. Depreciation and amortization is computed for financial statement purposes on the straight-line method, while accelerated methods are used, where applicable, for tax purposes. The costs of additions and improvements are capitalized and expenditures for repairs and maintenance are expensed as incurred. The costs and accumulated depreciation applicable to assets retired or otherwise disposed of are removed from the asset accounts and any gain or loss is included in the consolidated statements of operations. The following estimated useful lives are used for financial income statement purposes:

Land improvements	10 years
Building	25 years
Machinery and equipment	3-10 years
Office equipment, furniture and fixtures	5-10 years

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

Goodwill: Goodwill primarily includes the excess purchase price paid over the fair value of net assets acquired in the Company's 1999 acquisition of FMI. When the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), the net carrying value of the FMI goodwill was $2,745,000, which was reduced by $435,000 of accumulated amortization. Under SFAS 142, the Company ceased amortization of goodwill and tests its goodwill on an annual basis, or whenever events or circumstances indicate that impairment may have occurred. Under SFAS 142 goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, the reporting unit's goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

During the quarter ended June 30, 2007, the Company initiated an interim goodwill impairment test of its FMI reporting unit. This occurred as a result of FMI's failure to meet 2007 bookings and sales targets, which resulted in continuing operating losses and a reduction of its bank borrowing availability. The estimates of fair value of the reporting unit were determined using a discounted cash flow analysis. A discounted cash flow analysis required the Company to make various judgmental assumptions and estimates, including assumptions about future cash flows, growth rates and discount rates. The assumptions and estimates about the future cash flows and growth rates were based on the reporting unit's budgets and business plans. Discount rate assumptions were based on an assessment of the risk inherent in the future cash flows of the reporting unit. As a result of the impairment test, the Company recorded a non-cash goodwill impairment charge of $2,630,000 related to the Company's FMI reporting unit for the quarter ended June 30, 2007. The Company recorded a further impairment charge in the third quarter of 2007 of $1,126,000 for the remaining balance of FMI goodwill. The impairment charges are included in the results of operations as loss from discontinued operations. The assets related to these operations were sold on December 28, 2007 (see Note 3). The impairment charges did not affect the Company's liquidity or result in non-compliance with any financial debt covenants.

Advertising: The Company expenses the cost of advertising and promotion as incurred. Advertising costs charged to operations were $54,000 in 2008 and $75,000 in 2007.

Income taxes: The Company uses the asset and liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Tax benefits associated with the exercise of stock options are recorded to additional paid-in capital in the year the tax benefits are realized.

Savings and Investment Plan: The Company's Savings and Investment Plan is a 401(k) plan (the "Plan") that provides eligible employees with the option to defer and invest up to 25% of their compensation, with 50% of the first 6% of such savings matched by the Company. In May 2003, the Company suspended its matching contributions to the Plan, and, accordingly, the Company made no contributions to the Plan in 2008 or 2007. The Board of Directors may also authorize a discretionary amount to be contributed to the Plan and allocated to eligible employees annually. No discretionary contribution amounts were authorized for 2008 or 2007.

Due to the Company's net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

For the fiscal years ended January 3, 2009 and December 29, 2007, share-based compensation expense related to the 2001 Employee Stock Purchase Plan, the 2006 Non-Employee Directors' Stock Plan and the various stock option plans was allocated approximately as follows:

	2008	2007
Cost of sales	$177,000	$80,000
Selling, general and administrative	313,000	314,000
Total share-based compensation	$490,000	$394,000

The fair value of each of the options and purchase plan subscription rights granted in 2008 and 2007 was estimated on the date of grant using the Black-Scholes option valuation model. For the years ended January 3, 2009 and December 29, 2007, the Company used the Simplified Method to estimate the expected term of the expected life of stock option grants as defined by Securities and Exchange Commission Staff Accounting Bulletin No. 107 and 110 for each award granted. Expected volatility for the years ended January 3, 2009 and December 29, 2007, is based on historical volatility levels of the Company's common stock. The risk-free interest rate for the years ended January 3, 2009 and December 29, 2007 is based on the implied yield currently available on U.S. Treasury zero coupon issues with the remaining term equal to the expected term of the option granted.

The following weighted average assumptions were utilized:

	2008	2007
Expected option life (years)	6.0	5.7
Expected volatility	37.59%	32.89%
Risk-free interest rate	3.14%	4.53%
Expected dividend yield	0.00%	0.00%

Research and development: Research and development expenses include materials, salaries and related expenses of certain engineering personnel, and outside services associated with product development. Research and development expenditures of approximately $1,019,000 in 2008 and $1,579,000 in 2007 were expensed as incurred.

Deferred financing costs: During 2008, the Company capitalized $332,000 of deferred financing costs related to its new financing agreement with Wells Fargo Bank and is amortizing such amount over the term of the related debt (three years). In 2008, the Company expensed approximately $220,000 of unamortized deferred debt costs to interest expense related to its prior financing agreement with Capital One, N.A.

Net income (loss) per share: Basic net income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted income (loss) per share by application of the treasury stock method.

Accounting period: The Company's fiscal year is the 52-53 week period ending on the Saturday closest to December 31. The Company has quarterly dates that correspond with the Saturday closest to the last day of each calendar quarter and each quarter consists of 13 weeks in a 52-week year. Periodically, as was the case in fiscal year 2008, the additional week to make a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks.

Recent Accounting Pronouncements: In October 2008, The Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP clarifies the application of Statement of Financial Accounting Standards (“SFAS”) Statement No. 157, “Fair Value Measurements”, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective for prior periods for which financial statements have not been issued. Management currently believes that FAS 157-3 will have no material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles generally accepted in the United States of America. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Management currently believes that FAS 142-3 will have no material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and became effective for us on January 1, 2008.

Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties.  A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.  The FASB establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation as of the measurement date and expands disclosures about financial instruments measured at fair value. Assets and liabilities recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Hierarchical levels defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

Level 1: Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.  The types of assets and liabilities carried at this level are equities listed in active markets, investments in publicly traded mutual funds with quoted market prices and listed derivatives.

Level 2: Inputs (other than quoted prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data of the instrument’s anticipated life.  Fair value assets and liabilities that are generally included in this category are municipal bonds and certain derivatives.

Level 3: Financial assets and financial liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.  Consideration is given to the risk inherent in the valuation method and the risk inherent in the inputs to the model.  Generally, assets and liabilities carried at fair value and included in this category are certain derivatives.

The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of the standard did not have a material impact on the Company’s consolidated financial position and results of operations since the Company did not elect the fair value option for financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) established principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired company and the goodwill acquired. SFAS 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R could have on the Company’s consolidated financial position and consolidated results of operations.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact that FSP No. FAS 141(R)-1 could have on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. Management currently believes that SFAS No. 160 will have no material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161is effective for fiscal years beginning after November 15, 2008. Management currently believes that SFAS No. 161 will have no material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 08-6, "Equity Method Investment Accounting Considerations."  EITF 08-6 applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than SFAS 141(R).  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor's share of the investee's net assets exceeds the investor's initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee's share issuance shall be recognized in earnings. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively.  The provisions of EITF 08-6 will be adopted in 2009.  The Company is in the process of evaluating the impact, if any, of adopting EITF 08-6 on the Company’s financial statements.

2.	Restatement of Consolidated Financial Statements

The Company’s management determined that there were misstatements in the Company’s previously reported inventory and cost of sales for fiscal year 2007.  The misstatements were due to errors in the cost accounting process that resulted in the improper closing of certain of the Company’s manufacturing jobs.  The financial statement impact of the errors, which overstated the Company's work in process inventory and understated cost of goods sold, was determined to be a material misstatement resulting in the restatement of the consolidated financial statements for the year ended December 29, 2007.  Presented below are the restated consolidated financial statements for fiscal year 2007 and throughout this Form 10-K, where applicable, the restated consolidated financial statements are presented.  The impact of the errors found affected all four quarters of fiscal year 2007 and the restatement of the unaudited condensed quarterly consolidated financial statements and related footnotes are presented  in Note 16.

The Company’s management also identified misstatements in the Company’s previously reported fiscal year 2008 quarterly financial statements.  These misstatements were due to a combination of factors and primarily affected work in process inventories and cost of goods sold as well as having a minor impact on accrued liabilities and selling, general and administrative expenses.  The main factors causing the misstatements were control deficiencies following the company wide conversion to an enterprise resource planning (ERP) software system and as a result of changes in personnel in the Company’s financial operations department.  The unaudited condensed impact of the errors found affected all three previously reported quarters of fiscal year 2008 and the restatement of the quarterly consolidated financial statements are presented in financial statement Note 16 to the consolidated financial statements.

The effect on the fiscal year ended December 29, 2007 was to recognize additional cost of sales of $395,500 resulting in an increase in the loss from continuing operations from $1,039,000 to $1,434,000.  The impact on the loss per common share from continuing operations, basic and diluted was $0.13 increasing the loss per common share from continuing operations from $0.35 to $0.48.

Consolidated Statement of Operations Adjustments

The following is a presentation of the consolidated statement of operations adjustments to our previously issued consolidated statement of operations for the year ended December 29, 2007:

	December 29, 2007
	As Reported	Adjustments	As Restated

CONTINUING OPERATIONS

Net sales	$21,886,946		$21,886,946

Costs and expenses:
Cost of sales	12,788,095	$395,500	13,183,595
Selling, general and admnistrative	8,435,173		8,435,173
Research and development	1,579,250		1,579,250
	22,802,518	395,500	23,198,018

Operating loss	(915,572)	(395,500)	(1,311,072)
Interest and other expense, net	(123,492)		(123,492)
Loss from continuing operations before income taxes	(1,039,064)	(395,500)	(1,434,564)

Provision (benefit) for income taxes	-		-

Loss from continuing operations	(1,039,064)	(395,500)	(1,434,564)

DISCONTINUED OPERATIONS

Loss from discontinued operations net of income taxes	(4,386,829)		(4,386,829)

Net loss	$(5,425,893)	$(395,500)	$(5,821,393)

Loss per common share from continuing operations - basic and diluted	$(0.35)	$(0.13)	$(0.48)
Loss per common share from discontinued operations - basic and diluted	$(1.48)		$(1.48)

Net loss per common share - basic and diluted	$(1.83)	$(0.13)	$(1.96)

Weighted average number of shares outstanding - basic and diluted	2,962,575	2,962,575	2,962,575

COMPREHENSIVE INCOME (LOSS)

Net loss	$(5,425,893)	$(395,500)	$(5,821,393)
Other comprehensive income:
Foreign currency translation adjustment	(1,389,038)		(1,389,038)

Comprehensive loss	$(6,814,931)	$(395,500)	$(7,210,431)

Consolidated Balance Sheet Adjustments

The following is a presentation of the consolidated balance sheet adjustments to our previously issued consolidated balance sheet as of December 29, 2007:

	December 29, 2007
	As Reported	Adjustments	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$2,004,471		$2,004,471

Accounts receivable, net of allowance of $30,000	5,299,753		5,299,753
Inventories, net	5,039,770	$(395,500)	4,644,270
Other current assets	774,007		774,007
Due from assets sale contract	664,282		664,282

Total current assets	13,782,283	(395,500)	13,386,783

Property, plant and equipment	37,556,672		37,556,672
Less accumulated depreciation and amortization	26,600,240		26,600,240

Property, plant and equipment, net	10,956,432		10,956,432
Restricted cash	250,000		250,000
Other assets	531,633		531,633

Total assets	$25,520,348	$(395,500)	$25,124,848

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$550,000		$550,000
Accounts payable	943,481		943,481
Accrued liabilities	1,965,403		1,965,403
Customer deposits	363,296		363,296

Total current liabilities	3,822,180		3,822,180
Long-term debt, net of current portion	3,762,500		3,762,500
Deferred liabilities	61,300		61,300

Total liabilities	7,645,980		7,645,980

Commitments and contingencies
Stockholders' equity:
Preferred stock
Common stock	32,891		32,891
Additional paid-in capital	19,789,717		19,789,717
Retained earnings	1,173,924	$(395,500)	778,424
	20,996,532	(395,500)	20,601,032

Less treasury stock, at cost - 362,905 shares	(3,122,164)		(3,122,164)

Total stockholders' equity	17,874,368	(395,500)	17,478,868

Total liabilities and stockholder's equity	$25,520,348	$(395,500)	$25,124,848

Consolidated Statement of Cash Flows Adjustments

The following is a presentation of the consolidated statement of cash flows adjustments to our previously issued consolidated statement of cash flows for the year ended December 29, 2007:

	December 29, 2007
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(5,425,893)	$(395,500)	$(5,821,393)
Less, loss from discontinued operations	(4,386,829)		(4,386,829)

Loss from continuing operations	(1,039,064)	(395,500)	(1,434,564)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,365,221		2,365,221
Amortization of deferred financing costs	30,795		30,795
Share-based compensation	394,455		394,455

Changes in operating assets and liabilities:
Accounts receivable	(167,434)		(167,434)
Inventories	(1,299,453)	395,500	(903,953)
Other current assets	184,247		184,247
Other assets	(70,832)		(70,832)
Accounts payable	185,137		185,137
Accrued liabilities	115,438		115,438
Customer deposits	159,513		159,513
Deferred liabilities	23,461		23,461
Net cash provided by operating activities of continuing operations	881,484	-	881,484
Net cash used in operating activities of discontinued operations	(776,030)		(776,030)
Net cash provided by operating activities	105,454	-	105,454

Cash flows from investing activities:
Purchases of capital assets	(1,545,912)		(1,545,912)
Cash proceeds from sale of discontinued operations	817,578		817,578

Net cash used in investing activities of continuing operations	(728,334)		(728,334)
Net cash used in investing activities of discontinued operations	(180,136)		(180,136)

Net cash used in investing activities	(908,470)		(908,470)

Cash flows from financing activities:
Repurchase of common stock for the treasury	(2,148,300)		(2,148,300)
Repayment of borrowings	(550,000)		(550,000)
Restricted cash deposited	(250,000)		(250,000)
Proceeds from the exercise of stock options	75,263		75,263
Proceeds from stock purchase plan sales	83,104		83,104

Net cash used in financing activities of continuing operations	(2,789,933)		(2,789,933)
Net cash used in financing activities of discontinued operations	(350,064)		(350,064)
Net cash used in financing activities	(3,139,997)		(3,139,997)

Effect of exchange rate changes	(14,053)		(14,053)

Net decrease in cash and cash equivalents	(3,957,066)		(3,957,066)
Cash and cash equivalents at beginning of year, including $562,205 reported under assets held for sale	5,961,537		5,961,537

Cash and cash equivalents at end of year	$2,004,471	$-	$2,004,471

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on credit facilities	$360,005	$-	$360,005

3.	Discontinued Operations

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

On December 28, 2007, the Company sold substantially all of the assets of its wholly-owned subsidiary, FMI, to Firan Technology Group Corporation ("FTG"), a manufacturer of high technology/high reliability printed circuit boards, that has operations in Toronto, Ontario, Canada and Chatsworth, California. The transaction was effected pursuant to an asset purchase agreement entered into between Merrimac, FMI and FTG. The total consideration payable by FTG was $1,482,000 (Canadian $1,450,000) plus the assumption of certain liabilities of approximately $368,000 (Canadian $360,000). FTG paid $818,000 (Canadian $800,000) of the purchase price at closing and the balance was paid on February 21, 2008 following the conclusion of a transitional period. Included in cash and cash equivalents at December 29, 2007 was $427,000 that was held in escrow by our Canadian counsel that was awaiting wire transfer to our operating account on the next available banking day.

In accordance with the asset sale agreement with FTG, the Company would reimburse FTG for any accounts receivable purchased under the agreement that subsequently became uncollectible.  It was determined that as of the close of fiscal year 2008 approximately $30,000 was uncollectible.  The expense was accrued for and is included in the fiscal year 2008 net loss from discontinued operations.

Operating results of FMI, which were formerly represented as the Company's microwave micro-circuitry segment, are summarized as follows:

	Year Ended	Year Ended
	January 3, 2009	December 29, 2007
Net sales	$ 	$3,627,951
Loss from discontinued operations before provision for income taxes	(142,112)	(5,876,703)
Gain on sale of assets of discontinued operation		1,935,874
Provision for income taxes		446,000
Loss from discontinued operations	(142,112)	(4,386,829)

The loss from discontinued operations in 2007 includes goodwill impairment charges of $3,756,000, a third quarter 2007 charge of $586,000 to write down the net assets held for sale of FMI to estimated fair value and a charge of $506,000 to provide a full valuation allowance for a Canadian net deferred tax asset.  As a result of the sale of the Company's discontinued operations in the fourth quarter of 2007, the Company recorded a gain from the disposal of discontinued operations of approximately $1,936,000, which primarily consists of the noncash realization of foreign currency translation adjustment of $2,025,000.

4.	Inventories

Inventories consist of the following:

	January 3, 2009	December 29, 2007
		(Restated)
Finished goods	$700,174	$239,503
Work-in-process	1,837,324	2,584,132
Raw materials and purchased parts	2,362,208	1,820,635
	$4,899,706	$4,644,270

5.	Property, plant and equipment

Property, plant and equipment, which is carried at cost, consists of the following:

	January 3, 2009	December 29, 2007
Land and land improvements	$647,531	$647,531
Building and leasehold improvements	6,582,401	6,692,388
Machinery and equipment	22,173,649	22,188,090
Office equipment, furniture and fixtures	8,362,347	8,028,663
	$37,765,928	$37,556,672

Depreciation and amortization expense was approximately $2,564,000 and $2,365,000 for 2008 and 2007, respectively.

6.	Current and long-term debt

The Company was obligated under the following debt instruments at January 3, 2009 and December 29, 2007:

	January 3, 2009	December 29, 2007
Wells Fargo Bank N.A.:
Revolving line of credit, 1.00% above prime (prime having a 5% floor limit for loan purposes)	$ 	$ 
Equipment loan, due September 29, 2011, 1.00% above prime (prime having a 5% floor limit for loan purposes) 6.00% at January 3, 2009	458,333	
Mortgage loan, due September 29, 2011, 1.50% above prime (prime having a 5% floor limit for loan purposes) or LIBOR plus 3.5%. 6.50% at January 3, 2009	2,444,445	

Capital One, N.A.:
Revolving line of credit, 2.00% above LIBOR or 0.50% below prime		
Term loan, 2.25% above LIBOR or 0.50% below prime		1,500,000
Mortgage loan, 2.25% above LIBOR or 0.50% below prime		2,812,500
	2,902,778	4,312,500
Less current portion	291,667	550,000
Long-term portion	$2,611,111	$3,762,500

On September 29, 2008, the Company entered into a credit facility with Wells Fargo Bank, N.A. (“WFB”) (the “Wells Fargo Credit Facility”) which replaced the credit facility with Capital One, N.A. On September 30, 2008, the Company repaid all outstanding amounts under the credit facility with Capital One, N.A. with the proceeds of the Wells Fargo Credit Facility.  The Wells Fargo Credit Facility consists of a three-year $5,000,000 collateralized revolving credit facility, a three-year $500,000 equipment term loan and a three-year $2,500,000 real estate term loan.  The revolving line of credit is subject to an availability limit under a borrowing base calculation of 85% of eligible domestic accounts receivable with a sublimit of $5,000,000, 75% of eligible foreign accounts receivable with a sublimit of $800,000, and 30% of eligible inventories with a sublimit of $400,000.  The revolving line of credit is also subject to a minimum borrowing base availability of $500,000.  As of January 3, 2009, the Company had a borrowing base of approximately $4,222,000 and availability under the credit facility as of January 3, 2009 of approximately $3,722,000.The revolving line of credit expires September 29, 2011.  The revolving line of credit bears interest at the prime rate plus one percent, with the prime rate having a floor limit of 5% for loan purposes.  The Company may request a LIBOR quote for an initial minimum of $1,000,000 with subsequent requests at a minimum of $500,000.  No more than three such requests may be active at any point in time.  LIBOR advances bear interest at the LIBOR rate plus 3.25% for a credit advance, or 3.50% for a term loan.   The equipment loan is required to be repaid in equal monthly installments of $13,900 based on a four year amortization period.  The real estate loan is required to be paid in equal monthly installments amortized over a 180 month time period, with any unpaid principal and interest due and payable on the termination date of September 29, 2011.  The two term loans require mandatory prepayment under certain circumstances subject to a prepayment fee of 1%-2% of the outstanding balance.

The equipment term loan bears interest at the prime (with a floor of 5%) rate plus 1%.  The real estate term loan bears interest at the prime rate (with a floor of 5%) plus 1.50% or LIBOR plus 3.50%.

The Wells Fargo Credit Facility is collateralized by substantially all of the Company’s assets.

In connection with the execution of the credit agreement, the Company paid Wells Fargo an origination fee of $60,000 and incurred $272,000 of additional financing costs.  Under the revolving line of credit, The Company must also pay an unused line fee of 0.375% of the daily, unused amount and a collateral monitoring fee of $6,000 per year.  The Company will incur additional fees if Wells Fargo terminates the credit facility upon default or if the Company terminates the credit facility prior to its termination date.  Under the revolving line of credit these fees are $100,000 during the first year and $50,000 during the second and third years.   Under the term notes the early termination fees are 2% of the amount prepaid during the first year of the agreement and 1% of the amount prepaid during the second and third years of the agreement.

The credit facility requires the Company to maintain certain financial covenants, including a minimum debt service coverage ratio of not less than 1.1 to 1.0 and minimum net income.  For the year ended January 3, 2009 the Company’s net loss is not to exceed $265,000 and for the quarters ending April 4, 2009 and beyond, net income is not to be less than 75% of the Company’s projected net income and not more than 100% of the Company’s projected net loss.  Additionally, the credit facility prohibits incurring or contracting to incur capital expenditures exceeding $1,000,000 in the year ended January 3, 2009 and $600,000 in each subsequent year-end.  The Company must also not permit the amount due from its affiliate in Costa Rica, Multi-Mix Microtechnology S.R.L to exceed $4,250,000 through the year ended January 3, 2009, $4,500,000 through the quarter ending April 4, 2009, $4,750,000 through the quarter ending July 4, 2009 and $5,000,000 through the quarter ending October 3, 2009 and each fiscal quarter thereafter.  The credit agreement contains other standard covenants related to the Company’s operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends the sale of certain assets and other corporate transactions by the Company, without Wells Fargo’s consent.  The Company was in compliance with all of its financial covenants as of January 3, 2009.

The payments now required under the long-term obligations listed above during the years following January 3, 2009 are set forth below:

2009	$291,667
2010	291,667
2011	2,319,444
$2,902,778

7.	Stock option and stock purchase plans:

Share-Based Compensation Plans:

At January 3, 2009, the Company maintains share-based compensation arrangements under the following plans: (i) 1997 Long Term Incentive Plan; (ii) 2001 Stock Option Plan; (iii) 2006 Stock Option Plan; (iv) 2006 Key Employee Incentive Plan; and (v) 2006 Non-Employee Directors' Stock Plan.

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

At January 3, 2009 and December 29, 2007, there were 293,800 and 335,900 options outstanding under the 2006 Stock Option Plan of which 113,933 and 28,500, respectively, were exercisable, respectively. Options are granted at the closing price of the Company's shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan. Options available for grant under the 2006 Stock Option Plan were 206,200 at January 3, 2009.

The 2006 Key Employee Incentive Plan replaced the 2001 Key Employee Incentive Plan, which terminated on April 20, 2006. The purpose of the 2006 Key Employee Incentive Plan is to give the Company a competitive advantage in retaining and motivating key officers and employees and to provide the Company and its subsidiaries with a stock plan providing incentives linked to increases in stockholder value.

The number of Restricted Shares issued under the 2006 Key Employee Incentive Plan depends on whether the Company achieves certain target market capitalizations during the five-year period beginning on March 29, 2006 (the "Effective Date"). If the Company attains or achieves an average market capitalization equal to or greater than $58,000,000 during any six-month period during the five-year period beginning on the Effective Date (the "$58,000,000 Market Capitalization"), then each participant who shall still be in the employ of the Company on the last day of such six-month period will be issued the number of Restricted Shares determined by multiplying (a) his or her Award Percentage, (b) 5% and (c) the average market capitalization during such six-month period and dividing the product by the average fair market value of the common Stock during such six-month period.

In the event the Company attains or achieves an average market capitalization equal to or greater than $93,000,000 over the course of any six-month period during the five-year period beginning on the Effective Date (the "$93,000,000 Market Capitalization"), then each participant who shall still be in the employ of the Company on the last day of such six-month period will be awarded the number of Restricted Shares determined by multiplying (a) his or her Award Percentage, (b) 5% and (c) the average market capitalization during such six-month period and dividing the product by the average fair market value of the Common Stock during such six-month period. Such six-month periods may be, in whole or in part, coterminous with, the six-month period in which the $58,000,000 Market Capitalization is achieved. In no event can Restricted Shares be issued upon attainment of either the $58,000,000 Market Capitalization or the $93,000,000 Market Capitalization more than once during the five year term of the 2006 Key Employee Incentive Plan.

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

As of January 3, 2009, no grants have been made under the 2006 Key Employee Incentive Plan.

The 2006 Non-Employee Directors' Stock Plan authorizes the grant of an aggregate of 100,000 shares of Common Stock to the non-employee directors of the Company. The plan authorizes each non-employee director to receive 1,500 shares of restricted stock beginning in 2006, and 1,500 shares or such other amount as the Board of Directors may, from time to time, decide for each year in the future following the Company's Annual Meeting of Stockholders.

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

On June 26, 2008, the Company issued a grant of 9,000 shares of restricted stock to six of its non-employee directors.  The per share price of the grant was $5.15 (the closing price of the Company’s shares on The American Stock Exchange on the date immediately prior to the grant, pursuant to the terms of the plan). On June 20, 2007, the Company issued a grant of 10,500 shares of restricted stock to its non-employee directors. The per share price of the grant was $9.78 (the closing price of the Company's shares on the American Stock Exchange on the date immediately prior to the grant, pursuant to the terms of the plan). One third of such restricted stock vests on the anniversary of the grant date over a three-year period. Share-based compensation expense for the years ended January 3, 2009 and December 29, 2007 related to the grant of restricted stock was approximately $82,000 and $49,000, which was based on a straight-line amortization. Restricted shares of common stock available for grant under the 2006 Non-Employee Directors' Stock Plan were 71,500 at January 3, 2009.

A summary of unvested restricted stock activity and information related to all restricted stock outstanding follows:

	Weighted-Average Grant-Day Fair Value	Shares
Unvested at December 30, 2006	$9.52	9,000
Granted	9.78	10,500
Vested	9.52	(3,000)
Unvested at December 29, 2007	9.69	16,500
Granted	5.15	9,000
Vested	9.67	(8,000)
Unvested at January 3, 2009	7.36	17,500

Existing Stock Option and Employee Stock Purchase Plans:

At January 3, 2009, there were 141,600 options outstanding under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan and the 2001 Stock Option Plan of which all were exercisable. No options are available for future grant under the 1997 Long Term Incentive Plan or the 2001 Stock Option Plan.

A summary of all stock option activity and information related to all options outstanding follows:

	2008		2007
	Weighted average exercise price	Shares or price per share	Weighted average exercise price	Shares or price per share
Outstanding at beginning of year	$9.30	594,747	$9.55	407,092
Granted	5.15	17,500	9.36	255,500
Exercised	6.94	(4,082)	7.95	(9,465)
Expired	9.39	(113,165)	12.88	(39,930)
Forfeited	9.37	(59,600)	10.97	(18,450)
Outstanding at end of year	9.12	435,400	9.30	594,747
Exercisable at end of year	$9.21	255,533	$9.19	287,347
Option price range at end of year	$5.15 - $ 17.00			$3.10 - $17.00
Weighted average estimated fair value of options granted during the year	$2.14		$3.68

A summary of intrinsic and fair value stock option information follows:

Aggregate intrinsic value of all options at January 3, 2009	$0
Aggregate intrinsic value of exercisable options at January 3, 2009	$0
Intrinsic value of options exercised during 2008	$9,000
Fair value of options vested during 2008	$359,000

The aggregate intrinsic value represents the difference between the Company's closing stock price on the last trading day of the year and the exercise price, multiplied by the number of in-the money options that would have been received by the option holders had all option holders exercised their options on January 3, 2009.

As of January 3, 2009, the total future compensation cost related to non-vested stock options and the employee stock purchase plan not yet recognized in the consolidated statements of operations was approximately $466,000. Of that total, $343,000, $118,000 and $5,000 are expected to be recognized in 2009, 2010 and 2011, respectively.

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

A summary of stock purchase plan subscription activity follows:

	2008		2007
	Weighted average exercise price	Shares or price per share	Weighted average exercise price	Shares or price per share
Subscribed at beginning of year	$8.10	15,713	$7.87	27,785
Subscribed				
Purchased	8.10	(13,044)	7.55	(11,000)
Cancelled	8.10	(2,669)	7.86	(1,072)
Subscribed at end of year			8.10	15,713
Subscription price range end of year	$ 		$8.10
Weighted average estimated fair value of rights granted during the year		$ 		$3.68

As of January 3, 2009, there were 152,688 shares available for future stock purchase plan subscriptions.

8.	Income taxes

The provision for income taxes from continuing operations for 2008 was approximately $20,000 which consists of a federal provision of approximately $18,000 and a state provision of approximately $2,000.  There was no provision or benefit for income taxes from continuing operations for 2007.

Temporary differences, which gave rise to a significant portion of deferred tax assets and liabilities at January 3, 2009 and December 29, 2007 are as follows:

	2008	2007
Current deferred tax assets:
Inventory valuation allowance	$648,000	$595,000
Capitalized inventory costs	33,000	43,000
Warranty cost	80,000	80,000
Deferred compensation		3,000
Other	62,000	152,000
	823,000	873,000
Less valuation allowance	(705,000)	(752,000)
Current deferred tax assets	118,000	121,000
Current deferred tax liabilities – prepaid expenses	(172,000)	(173,000)
Net current deferred tax liabilities	$(54,000)	$(52,000)

Non-current deferred tax assets:
Net operating loss carryforwards	1,059,000	1,377,000
Research and development credits and costs	74,000	74,000
Non-qualified stock options	85,000	42,000
Foreign tax credit	66,000	75,000
Federal AMT credit	55,000	37,000
Other	32,000	25,000
	1,371,000	1,630,000
Less valuation allowance	(1,175,000)	(1,368,000)
Non-current deferred tax assets	196,000	262,000
Non-current deferred tax liabilities:
Depreciation and amortization	(142,000)	(190,000)
Other		(20,000)
Non-current deferred tax liabilities	(142,000)	(210,000)
Net non-current deferred tax assets	54,000	52,000

Net deferred tax assets	$—	$—

The statutory Federal income tax rate is reconciled to the effective tax rate computed by dividing the provision for income taxes by income (loss) before income taxes as follows:
	2008	2007
Statutory Federal income tax rate	34.0%	(34.0)%
Effect of:
State income tax, net of Federal income tax effects	.4	–
Change in valuation allowance	(63.0)	25.8
Non deductible stock-based compensation	31.4	6.5
Other	4.7	1.7
Effective tax rate	7.5%	0.0%

The Company files a U.S. income tax return, which includes its Costa Rican subsidiary. This subsidiary is not subject to income tax in Costa Rica because it takes advantage of that country's Free Trade Zone Law, as the Company has met the necessary commitments for capital investment of $6.3 million and employment targets of 45 employees. The Company has a 100% exemption from Costa Rica taxes, which expires August 31, 2010. The Company then has a 50% exemption for the following four years expiring August 31, 2014. The Company has had minimal taxable income in Costa Rica and thus has recognized no tax benefits from the tax exemption.

As of January 3, 2009, the Company had net operating loss carryforwards of approximately $2,900,000 for Federal income tax purposes and $1,000,000 for state income tax purposes, which are available to offset future taxable income through 2028 and 2015, respectively. Included in the net operating losses as of January 3, 2009 are approximately $36,000 of future Federal tax deductions related to the exercise of employee stock options. Upon the removal of the valuation allowance, the tax benefit of this deduction will be credited to additional paid-in-capital. In addition, the Company has U.S Federal income tax credit carryforwards of approximately $195,000 of which $66,000 expire through 2017, $74,000 that expire through 2022 and $55,000, which have no expiration.

The Company decreased its deferred tax asset valuation allowance by $241,000 to $1,879,000, in fiscal year 2008 reflecting the utilization of net operating loss carryforwards.  The Company increased its deferred tax asset valuation allowance by $239,000 to $2,120,000, in fiscal year 2007 reflecting additional net operating loss carryforwards and lower deferred tax liabilities.  The Company's net deferred tax assets have been fully reserved as of January 3, 2009 and December 29, 2007.

On December 31, 2006, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in tax positions. As of that date the Company had no uncertain tax positions and did not record any additional benefits or liabilities. At January 3, 2009 and December 29, 2007, the Company had no uncertain tax positions and did not record any additional benefits or liabilities. The Company will recognize any accrued interest or penalties related to unrecognized tax benefits within the provision for income taxes.

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

During the second quarter of 2007, the Company took a charge of $506,000 to provide a full valuation allowance for a Canadian net deferred tax asset related to its discontinued operations. The current foreign tax benefits for the years ended January 3, 2009 and December 29, 2007 of $0 and $60,000, respectively, represent refundable Canadian provincial tax credits for which FMI, as a technology company, has qualified.

9.           Concentration of risk

The Company's operations are conducted primarily through one business segment, electronic components and subsystems. Of the identifiable assets of the Company, 79% are located in the United States and 21% are located in Costa Rica.

Sales by geographic location are listed below:

	2008	2007
Geographic areas:
Sales to unaffiliated customers:
North America	$25,219,000	$19,668,000
Europe	1,822,000	1,700,000
Far East	2,165,000	471,000
Other	23,000	48,000
Consolidated	$29,229,000	$21,887,000

The Company's customers are primarily major industrial corporations that integrate the Company's products into a wide variety of defense and commercial systems. The Company's customers include BAE Systems, The Boeing Company, Celestica, Inc., EADS Astrium, General Dynamics Corporation, ITT, Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and Space Systems Loral.

The following table presents our key customers and the percentage of net sales made to such customers:

	2008	2007
Raytheon Company	16.7%	16.6%
Northrop Grumman Corporation	14.6%	7.0%
The Boeing Company	14.2%	6.7%
Lockheed Martin Corporation	13.2%	11.3%
ITT Corporation	3.6%	6.5%
Space Systems Loral	1.8%	9.8%

Accounts receivable are financial instruments that expose the Company to a concentration of credit risk and the Company does not require collateral. A substantial portion of the Company's accounts receivable is from customers in the defense industry, and approximately 67% and 64% of its receivables at January 3, 2009 and December 29, 2007, respectively, were from six customers. Exposure to credit risk is limited by the large number of customers comprising the remainder of the Company's customer base, their geographical dispersion and by ongoing customer credit evaluations performed by the Company.

The following table presents percentage of accounts receivable owed by our key customers:

	2008	2007
The Boeing Company	16.4%	3.7%
Raytheon Company	15.7%	11.3%
Northrop Grumman Corporation	11.1%	12.2%
Lockheed Martin Corporation	10.7%	12.7%
ITT Corporation	9.8%	0.0%
Space Systems Loral	3.6%	23.2%

10.	Net income (loss) per common share

Because of the net loss for the year ended December 29, 2007 approximately 595,000 shares underlying stock options were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive. During 2008, 62,300 shares underlying options were excluded from the calculation of diluted net income per share because the options did not have any intrinsic value. The weighted average number of shares outstanding basic and diluted is as follows for the years ended January 3, 2009 and December 29, 2007:

	2008	2007
Weighted average number of shares outstanding - basic	2,943,067	2,962,575
Dilutive effect of options and restricted stock	23,316	–
Weighted average number of shares outstanding - diluted	2,966,383	2,962,575

11.	Commitments and contingencies

Lease commitments:

The Company leases real estate and equipment under operating leases expiring at various dates through January 2011, which includes a 36,200 square-foot manufacturing facility in Costa Rica. The leases include provisions for rent escalation, renewals and purchase options, and the Company is generally responsible for taxes, insurance, repairs and maintenance.

Total rent expense charged to operations amounted to $521,000 in 2008 and $420,000 in 2007. Future minimum lease payments under noncancellable operating leases with an initial term exceeding one year are as follows:

2009	$462,000
2010	483,000
2011	91,000
2012	39,000
Total	$1,075,000

Purchase obligations:

The Company intends to issue commitments to purchase approximately $600,000 of capital equipment from various vendors. Such equipment will be purchased and become operational during 2009.

Consulting and employment agreements; deferred compensation:

On April 11, 2006, Merrimac Industries, Inc. and its Chairman, President and Chief Executive Officer, Mr. Mason Carter, entered into an employment agreement (the Employment Agreement), setting forth the terms of Mr. Carter's employment. Mr. Carter's employment under the terms of the Employment Agreement commenced on April 11, 2006 and will continue until December 31, 2010, and will be renewable for successive twelve-month periods unless terminated earlier by either party. Pursuant to the Employment Agreement, Mr. Carter's annual base salary is $332,000. In addition, Mr. Carter is eligible to participate in the Company's medical benefits, life insurance, 401(k) and similar programs generally available to employees. Mr. Carter is also eligible to participate in the Company's stock purchase, stock option, and long-term incentive plans, and to receive bonuses, in the sole discretion of the compensation committee of Company's board of directors.

The Company entered into a consulting agreement on January 1, 1998 with a director of the Company. The term of the consulting agreement, which initially ended on January 1, 1999, automatically renews for successive twelve-month periods until terminated pursuant to the terms of the agreement. The consulting agreement provides this director with an annual fee of $36,000 for his services.

Litigation:

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

The Company has an Employment Practices Liability insurance policy that extends coverage to its subsidiaries.  The insurance carrier agreed to provide a defense in this matter on April 24, 2008 and the Company retained Canadian counsel to defend this claim.  Thus far, the Company has paid fees and legal costs of $25,000 related to the matter which is the deductible amount of the insurance policy. In accordance with the requirements of SFAS No. 5, after discussions with counsel, the Company believes an unfavorable outcome is probable and management estimates the amount of the probable loss to be $50,000 for which the Company made a provision for as of the end of fiscal year 2008. The Company and its insurance carrier intend to defend these claims vigorously.

On July 23, 2008, a Statement of Claim was filed in Ontario Superior Court of Justice by the lessor of the premises formerly occupied by FMI in Ontario, Canada, against FMI, Merrimac, and FTG.  The Statement of Claim seeks damages of $150,612 in respect of the period from and after which FTG, which purchased the assets of FMI, removed operations from the premises through the term of the lease.  In addition, the Statement of Claim seeks damages for $110,319 for repairs to the premises, and seeks to set aside the transfer of assets from FMI to FTG for the failure to comply with the Bulk Sales Act Ontario.  On December 19, 2008, the Company settled all matters with the lessor for $88,000 ($104,000 Canadian) and a release was entered into by the parties.

12.	Restructuring charge

During 2008, the Company reduced its headcount by 8 persons, principally involved in production and  manufacturing support. The Company recorded a personnel restructuring charge of $61,000, consisting of severance and certain other personnel costs, during the third quarter of 2008. The Company paid all of these restructuring charges in 2008.

13.	Related party transactions

During fiscal years 2008 and 2007, respectively, the Company's General Counsel, Katten Muchin Rosenman LLP, was paid $364,000 and $350,000, respectively, for providing legal services to the Company. A director of the Company is Counsel to the firm of Katten Muchin Rosenman LLP but does not share in any fees paid by the Company to the law firm.

During fiscal years 2008 and 2007, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $6,000 and $32,000 to these companies during 2008 and 2007, respectively. A director of the Company is the Chairman and Chief Executive Officer of each of these companies.

During each of fiscal years 2008 and 2007, a director of the Company was paid $36,000 for providing technology-related consulting services to the Company.

DuPont Electronic Technologies ("DuPont"), a stockholder, has an agreement to provide technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. No payments were made to DuPont under this agreement during 2008 or 2007. A director of the Company is an officer of DuPont, but does not share in any of these payments.

Each director who is not an employee of the Company receives a monthly director's fee of $1,500, plus an additional $500 for each meeting of the Board and of any Committees of the Board attended. In addition, the Chair of the Audit Committee receives an annual fee of $2,500 for his services in such capacity. The directors are also reimbursed for reasonable travel expenses incurred in attending Board and Committee meetings. In addition, pursuant to the 2006 Stock Option Plan, each non-employee director is granted an option to purchase 2,500 shares of the Common Stock of the Company on the date of each Annual Meeting of Stockholders. Such options have a three-year vesting period. Each such grant has an exercise price equal to the fair market value on the date of grant and will expire on the tenth anniversary of the date of the grant. On June 26, 2008, non-qualified stock options to purchase an aggregate of 17,500 shares were issued to seven directors at an exercise price of $5.15 per share. On June 20, 2007, non-qualified stock options to purchase an aggregate of 20,000 shares were issued to eight directors at an exercise price of $9.78 per share. Also, during 2008, it was discovered that certain directors and a former director had been awarded certain options to purchase shares of the Company’s common stock for a term in excess of the term provided for in a Company stock option plan in error.  Such directors and the former director each received cash payments of $5,000 during 2008 constituting the difference between the exercise price of such stock options and the market price of the Company’s common stock as of the date when such options expired in accordance with the terms of such Company stock option plan, which such time was prior to the time set forth in the erroneous contracts associated with such stock options.  The directors receiving the $5,000 payment were as follows:  Edward Cohen, Fernando Fernandez, Joel Goldberg, Arthur Oliner, Harold Raveché and David Miller (former director).

On December 11, 2008, Edward Cohen received a grant of 1,000 shares of common stock of the Company at a fair market value of $2,200 for his service as chairman of the Board’s Audit Committee.

Also on June 26, 2008 and June 20, 2007, pursuant to the 2006 Non-Employee Directors' Stock Plan, 9,000 and 10,500 shares of restricted stock were granted to six and seven directors, respectively, at a fair market value of $5.15 and $9.78 per share, respectively.  Such restricted stock vests ratably over a three-year period.

On December 13, 2004, Infineon Technologies AG ("Infineon"), at such time the beneficial owner of approximately 15% of the Company's common stock, sold 475,000 shares of the Company's common stock to four purchasers in a privately-negotiated transaction. Two purchasers in such transaction, K Holdings, LLC and Hampshire Investments, Limited, each of which is affiliated with Ludwig G. Kuttner, who was President and Chief Executive Officer of Hampshire Group, Limited ("Hampshire"), purchased 300,000 shares representing an aggregate of approximately 9.6% of the Company's common stock.  Infineon also assigned to each purchaser certain registration rights to such shares under the existing registration rights agreements Infineon had with the Company. In connection with the transaction, the Company and Infineon terminated the Stock Purchase and Exclusivity Letter Agreement dated April 7, 2000, as amended, which provided that the Company would design, develop and produce exclusively for Infineon certain Multi-Mix® products that incorporate active RF power transistors for use in certain wireless base station applications, television transmitters and certain other applications that are intended for Bluetooth transceivers.

DuPont and the four purchasers above hold registration rights, which currently give them the right in perpetuity to register an aggregate of 1,003,413 shares of Common Stock of the Company. There are no settlement alternatives and the registration of the shares of Common Stock would be on a "best efforts" basis.

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

Generally, if any person or group acquires beneficial ownership of 12.5% or more of the Company's outstanding Common Stock, each Right (other than Rights held by such acquiring person or group) will be exercisable, at the $25.00 purchase price, for a number of shares of Common Stock having a market value of $50.00. Upon an acquisition of the Company, each Right (other than Rights held by the acquiror) will generally be exercisable, at the $25.00 purchase price, for a number of shares of common stock of the acquiror having a market value of $50.00. In certain circumstances, each Right may be exchanged by the Company for one share of Common Stock. The Rights will expire on December 31, 2009, unless earlier exchanged or redeemed at $0.01 per Right.

15.	Repurchase of Common Stock for the Treasury

On March 13, 2007, the Company repurchased in a private transaction 238,700 shares of its Common Stock for the treasury at $9.00 per share for an aggregate total of $2,148,300 from a group of investors.

16.	Restatement of Unaudited Quarterly Financial Statements

As more fully described in Note 2, the Company’s management determined that there were misstatements in the Company’s previously reported consolidated financial statements stemming from errors in the cost accounting process, control deficiencies following the Company wide conversion to an enterprise resource planning (ERP) software system and changes in personnel in the Company’s financial operations department, affected all four quarters of fiscal year 2007 and the first three quarters of fiscal year 2008. The following tables present unaudited condensed consolidated financial statements including the statements of operations for the first three quarters of fiscal year 2008 and 2007, and the fourth quarter of 2007, as well as the balance sheets for the first three quarters of fiscal year 2007 and 2008.

The adjustments for the first quarter of fiscal year 2008 and 2007 were to correct an overstatement of work in process inventory and an understatement of cost of goods sold.  The effect of the adjustments on the statements of operations for the three months ended March 28, 2008 and March 31, 2007 was to increase cost of sales and the loss from continuing operations by $493,000 and $94,000, respectively.  This resulted in an increase in the net loss per common share basic and diluted for the first quarter of 2008 and 2007 of $0.16 and $0.03, respectively.

The effect of the adjustments on the unaudited condensed balance sheets as of March 28, 2008 and March 31, 2007 was to decrease work in process inventories and retained earnings by $493,000 and $94,000, respectively.

The adjustments for the second quarter of fiscal year 2008 and 2007 were to correct an overstatement of work in process inventory and an understatement of cost of goods sold.  Additionally there was a minor overstatement of the selling, general and administrative expense in the second quarter of 2008.  The effect of the adjustments on the unaudited condensed statements of operations for the three months ended June 28, 2008 and June 30, 2007 was to increase cost of sales $594,000 and $48,000, respectively.  Additionally there was a decrease in selling general and administrative expense of $3,000 for the second quarter of 2008. These adjustments resulted in a decrease in the 2008 and 2007 income from continuing operations before income taxes of $591,000 and $48,000, respectively. The effect of the adjustments changed the net income (loss) per common share basic and diluted for the second quarter of 2008 from a net income per share of $0.19 to a net loss per share of $0.01.  The effect of the adjustments changed the net loss per common share basic and diluted for the second quarter of 2007 from $1.19 to $1.21.

The effect of the adjustments on the unaudited condensed balance sheets as of June 28, 2008 and June 30, 2007 was to decrease work in process inventories by $594,000 and $48,000, respectively, and fiscal year 2008 and 2007 retained earnings by $591,000 and $48,000, respectively.  The adjustments also decreased accrued liabilities in the second quarter of 2008 by $3,000.

The adjustments for the third quarter of fiscal year 2008 and 2007 were also to correct a misstatement of work in process inventory and a misstatement of cost of goods sold.  Additionally there was a minor overstatement of the selling, general and administrative expense in the third quarter of 2008.  The effect of the adjustments on the unaudited condensed consolidated statements of operations for the three months ended September 27, 2008 was to decrease cost of goods sold $256,000 and the impact on the quarter ended September 30, 2007 was to increase cost of goods sold $12,000.  Additionally there was a decrease in selling general and administrative expense of $25,000 for the third quarter of 2008. These adjustments resulted in an increase in income from continuing operations before income taxes in the third quarter of 2008 of $281,000 and a decrease in income from continuing operations before income taxes for the third quarter of 2007 of $12,000. The effect of the adjustments resulted in an increase in the net income per common share basic and diluted for the third quarter of 2008 of $0.10.  The adjustments did not have any impact on the third quarter 2007 net loss per common share basic or diluted.

The effect of the adjustments on the unaudited condensed consolidated balance sheets as of September 28, 2008 was to increase the work in process inventories $256,000, decrease the accrued expenses $25,000 and increase retained earnings $281,000.  The effect of the adjustments on the unaudited condensed consolidated balance sheets as of September 29, 2007 was to decrease both the work in process inventories and retained earnings $12,000.

The adjustments for the fourth quarter of fiscal year 2007 were to correct an overstatement of work in process inventory and an understatement of cost of goods sold.  The effect of the adjustments on the statements of operations for the three months ended December 29, 2007 was to increase cost of goods sold and the loss from continuing operations by $242,000. This resulted in an increase in the net loss per common share basic and diluted for the fourth quarter of 2007 of $0.08.

	March 29, 2008 (Unaudited)			March 31, 2007 (Unaudited)
	As Reported	Adjust- ments	As Restated	As Reported	Adjust- ments	As Restated

CONTINUING OPERATIONS

Net sales	$5,757,686		$5,757,686	$4,511,446		$4,511,446

Costs and expenses:
Cost of sales	3,451,960	$492,721	3,944,681	2,814,120	$94,031	2,908,151
Selling, general and admnistrative	2,244,570		2,244,570	2,217,002		2,217,002
Research and development	372,818		372,818	484,245		484,245
	6,069,348	492,721	6,562,069	5,515,367	94,031	5,609,398

Operating loss	(311,662)	(492,721)	(804,383)	(1,003,921)	(94,031)	(1,097,952)

Interest and other income (expense) income, net	(60,573)		(60,573)	20,632		20,632

Loss from continuing operations before income taxes	(372,235)	(492,721)	(864,956)	(983,289)	(94,031)	(1,077,320)
Provision for income taxes	-		-	-		-
Loss from continuing operations	(372,235)	(492721)	(864,956)	(983,289)	(94,031)	(1,077,320)

DISCONTINUED OPERATIONS

Loss from discontinued operations	-		-	(280,513)		(280,513)
Net loss	$(372,235)	$(492,721)	$(864,956)	$(1,263,802)	$(94,031)	$(1,357,833)

Loss per common share from continuing operations - basic and diluted	$(0.13)	$(0.16)	$(0.29)	$(0.32)	$(0.03)	$(0.35)

Loss per common share from discontinued operations - basic and diluted	$-		$-	$(0.09)		$(0.09)

Net loss per common share - basic and diluted	$(0.13)	$(0.16)	$(0.29)	$(0.41)	$(0.03)	$(0.44)

Weighted average number of shares outstanding - basic and diluted	2,932,521	2,932,521	2,932,521	3,096,315	3,096,315	3,096,315

COMPREHENSIVE INCOME (LOSS)

Net loss	$(372,235)	$(492,721)	$(864,956)	$(1,263,802)	$(94,031)	$(1,357,833)
Other comprehensive income:
Foreign currency translation adjustment	-		-	61,383		61,383
Comprehensive loss	$(372,235)	$(492,721)	$(864,956)	$(1,202,419)	$(94,031)	$(1,296,450)

	June 28, 2008 (Unaudited)			June 30, 2007 (Unaudited)
	As * Reported	Adjust- ments	As Restated	As Reported	Adjust- ments	As Restated

CONTINUING OPERATIONS

Net sales	$7,490,266		$7,490,266	$5,371,471		$5,371,471
Costs and expenses:
Cost of sales	4,097,309	$593,731	4,691,040	3,004,761	$48,354	3,053,115
Selling, general and admnistrative	2,353,395	(2,700)	2,350,695	1,976,729		1,976,729
Research and development	374,581		374,581	335,262		335,262
	6,825,285	591,031	7,416,316	5,316,752	48,354	5,365,106

Operating income	664,981	(591,031)	73,950	54,719	(48,354)	6,365

Interest and other expense, net	(48,607)		(48,607)	(4,231)		(4,231)

Income from continuing operations before income taxes	616,374	(591,031)	25,343	50,488	(48,354)	2,134
Provision for income taxes	-		-	-		-
Income from continuing operations	616,374	(591,031)	25,343	50,488	(48,354)	2,134

DISCONTINUED OPERATIONS

Loss from discontinued operations, after income taxes in 2007	(55,036)		(55,036)	(3,519,411)		(3,519,411)

Net income (loss)	$561,338	$(591,031)	$(29,693)	$(3,468,923)	$(48,354)	$(3,517,277)

Income per common share from continuing operations - basic	$0.21	$(0.20)	$0.01	$0.02	$(0.02)	$0.00
Loss per common share from discontinued operations - basic	$(0.02)		$(0.02)	$(1.21)		$(1.21)
Net income (loss) per common share - basic	$0.19	$(0.20)	$(0.01)	$(1.19)	$(0.02)	$(1.21)

Income per common share from continuing operations -diluted	$0.21	$(0.20)	$0.01	$0.02	$(0.02)	$0.00
Loss per common share from discontinued operations - diluted	$(0.02)		$(0.02)	$(1.20)		$(1.20)
Net income (loss) per common share - diluted	$0.19	$(0.20)	$(0.01)	$(1.19)	$(0.02)	$(1.21)

Weighted average number of common shares outstanding - basic	2,939,788	2,939,788	2,939,788	2,910,711	2,910,711	2,910,711
Weighted average number of common shares outstanding - diluted	2,945,203	2,945,203	2,945,203	2,947,464	2,947,464	2,947,464

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$561,338	$(591,031)	$(29,693)	$(3,468,923)	$(48,354)	$(3,517,277)
Other comprehensive income:
Foreign currency translation adjustment	-		-	307,131	0	307,131
Comprehensive income (loss)	$561,338	$(591,031)	$(29,693)	$(3,161,792)	$(48,354)	$(3,210,146)

* Per Form 10-Q/A filed November 19, 2008

	September 27, 2008 (Unaudited)			September 29, 2007 (Unaudited)
	As Reported	Adjust- ments	As Restated	As Reported	Adjust- ments	As Restated

CONTINUING OPERATIONS

Net sales	$8,327,790		$8,327,790	$6,612,494		$6,612,494

Costs and expenses:
Cost of sales	5,578,779	$(255,688)	5,323,091	3,796,384	$11,521	3,807,905
Selling, general and admnistrative	2,423,472	(25,217)	2,398,255	2,099,038		2,099,038
Research and development	105,114		105,114	399,980		399,980
	8,107,365	(280,905)	7,826,460	6,295,402	11,521	6,306,923

Operating income	220,425	280,905	501,330	317,092	(11,521)	305,571

Interest and other expense, net	(17,336)		(17,336)	(72,196)		(72,196)

Income from continuing operations before income taxes	203,089	280,905	483,994	244,896	(11,521)	233,375
Provision for income taxes	10,000		10,000	-		-
Income from continuing operations	193,089	280,905	473,994	$244,896	(11,521)	$233,375

DISCONTINUED OPERATIONS

Loss from discontinued operations, after income taxes	(10,956)		(10,956)	(2,058,341)		(2,058,341)

Net income (loss)	$182,133	$280,905	$463,038	$(1,813,445)	$(11,521)	$(1,824,966)

Income per common share from continuing operations - basic	$0.06	$0.10	$0.16	$0.08	$-	$0.08
Loss per common share from discontinued operations - basic	$-		$-	$(0.70)		$(0.70)
Net income (loss) per common share - basic	$0.06	$0.10	$0.16	$(0.62)	$-	$(0.62)

Income per common share from continuing operations - diluted	$0.06	$0.10	$0.16	$0.08	$-	$0.08
Loss per common share from discontinued operations - diluted	$-		$-	$(0.69)		$(0.69)
Net income (loss) per common share-diluted	$0.06	$0.10	$0.16	$(0.61)	$-	$(0.61)

Weighted average number of common shares outstanding - basic	2,948,037	2,948,037	2,948,037	2,917,245	2,917,245	2,917,245
Weighted average number of shares outstanding - diluted	2,965,537	2,965,537	2,965,537	2,960,187	2,960,187	2,960,187

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$182,133	$280,905	$463,038	$(1,813,445)	$(11,521)	$(1,824,966)
Comprehensive income:
Foreign currency translation adjustment				88,179		88,179
Comprehensive income (loss)	$182,133	$280,905	$463,038	$(1,725,266)	$(11,521)	$(1,736,787)

	December 29, 2007 (Unaudited)
	As Reported	Adjust- ments	As Restated

CONTINUING OPERATIONS

Net sales	$5,391,535		$5,391,535

Costs and expenses:
Cost of sales	3,172,830	$241,594	3,414,424
Selling, general and admnistrative	2,142,404		2,142,404
Research and development	359,763		359,763
	5,674,997	241,594	5,916,591

Operating loss	(283,462)	(241,594)	(525,056)

Interest and other expense, net	(67,697)		(67,697)

Loss from continuing operations before income taxes	(351,159)	(241,594)	(592,753)

Provision (benefit) for income taxes	-		-

Loss from continuing operations	(351,159)	(241,594)	(592,753)

DISCONTINUED OPERATIONS

Income from discontinued operations before income taxes	1,471,436		1,471,436
Provision (benefit) for income taxes	-		-
Net income	$1,120,277	$(241,594)	$878,683

Loss per common share from continuing operations - basic and diluted	$(0.12)	$(0.08)	$(0.20)
Income per common share from discontinued operations - basic and diluted	$0.50		$0.50
Net income per common share - basic and diluted	$0.38	$(0.08)	$0.30

Weighted average number of common shares outstanding - basic	2,926,028	2,926,028	2,926,028
Weighted average number of shares outstanding - diluted	2,929,084	2,929,084	2,929,084

COMPREHENSIVE INCOME (LOSS)

Net income	$1,120,277	$(241,594)	$878,683
Other comprehensive income:
Foreign currency translation adjustment	932,345		932,345
Comprehensive income (loss)	$187,932	$(241,594)	$(53,662)

	March 31, 2007 (Unaudited)			June 30, 2007 (Unaudited)
	As Reported	Adjust- ments	As Restated	As Reported	Adjust- ments	As Restated

ASSETS

Current assets:
Cash and cash equivalents	$3,702,483		$3,702,483	$2,817,408		$2,817,408
Accounts receivable, net	4,829,788		4,829,788	5,230,332		5,230,332
Income tax refunds receivable	99,000		99,000	103,000		103,000
Inventories, net (A)	4,073,799	$(94,031)	3,979,768	4,783,787	$(48,354)	4,735,433
Other current assets	646,629		646,629	726,555		726,555
Deferred tax assets	10,000		10,000	-		-
Total current assets	13,361,699	(94,031)	13,267,668	13,661,082	(48,354)	13,612,728

Property, plant and equipment	40,503,852		40,503,852	41,235,675		41,235,675
Less accumulated depreciation and amortization	27,642,265		27,642,265	28,497,706		28,497,706
Property, plant and equipment, net	12,861,587		12,861,587	12,737,969		12,737,969
Other assets	467,103		467,103	538,654		538,654
Deferred tax assets	557,000		557,000	100,000		100,000
Goodwill	3,545,572		3,545,572	1,062,534		1,062,534
Total Assets	$30,792,961	$(94,031)	$30,698,930	$28,100,239	$(48,354)	$28,051,885

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$622,266		$622,266	$620,655		$620,655
Accounts payable	943,978		943,978	1,438,141		1,438,141
Accrued liabilities	1,443,539		1,443,539	1,322,755		1,322,755
Customer deposits	189,554		189,554	305,783		305,783
Deferred income taxes	100,000		100,000	100,000		100,000
Total current liabilities	3,299,337		3,299,337	3,787,334		3,787,334
Long-term debt, net of current portion	4,413,156		4,413,156	4,277,279		4,277,279
Deferred liabilities	43,704		43,704	49,569		49,569
Total liabilities	7,756,197		7,756,197	8,114,182		8,114,182

Commitments and contingencies
Stockholders' equity:
Preferred stock
Common stock	32,716		32,716	32,789		32,789
Additional paid-in capital	19,339,776		19,339,776	19,450,788		19,450,788
Retained earnings	5,336,015	$(94,031)	5,241,984	1,867,092	$(48,354)	1,818,738
Accumulated other comprehensive income	1,450,421		1,450,421	1,757,552		1,757,552
	26,158,928	(94,031)	26,064,897	23,108,221	(48,354)	23,059,867

Less treasury stock, at cost	(3,122,164)		(3,122,164)	(3,122,164)		(3,122,164)

Total stockholders' equity	23,036,764	(94,031)	22,942,733	19,986,057	(48,354)	19,937,703
Total liabilities and stockholder's equity	$30,792,961	$(94,031)	$30,698,930	$28,100,239	$(48,354)	$28,051,885

( A ) Inventories, net
- Finished goods	$271,551		$271,551	$225,028		$225,028
- Work-in-process	1,835,907	$(94,031)	1,741,876	2,406,415	$(48,354)	2,358,061
- Raw materials and purchased parts	1,966,341		1,966,341	2,152,344		2,152,344
Total Inventories, net	$4,073,799	$(94,031)	$3,979,768	$4,783,787	$(48,354)	$4,735,433

	September 29, 2007 (Unaudited)
	As Reported	Adjust- ments	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$1,148,260		$1,148,260
Accounts receivable, net	6,517,573		6,517,573
Inventories, net (A)	4,481,851	$(11,521)	4,470,330
Other current assets	776,482		776,482
Current assets held for sale	1,044,334		1,044,334
Total current assets	13,968,500	(11,521)	13,956,979
Property, plant and equipment	37,580,094		37,580,094
Less accumulated depreciation and amortization	26,490,857		26,490,857
Property, plant and equipment	11,089,237		11,089,237
Restricted cash	250,000		250,000
Other assets	499,305		499,305
Deferred tax assets	100,000		100,000
Long-term assets held for sale	793,192		793,192
Total Assets	$26,700,234	$(11,521)	$26,688,713

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$550,000		$550,000
Accounts payable	682,072		682,072
Accrued liabilities	1,246,672		1,246,672
Customer deposits	356,044		356,044
Deferred income taxes	100,000		100,000
Current liabilities related to assets held for sale	1,151,180		1,151,180
Total current liabilities	4,085,968		4,085,968
Long-term debt, net of current portion	3,900,000		3,900,000
Deferred liabilities	55,434		55,434
Long-term liabilities related to assets held for sale	236,346		236,346
Total liabilities	8,277,748		8,277,748

Commitments and contingencies
Stockholders' equity:
Preferred stock
Common stock	32,884		32,884
Additional paid-in capital	19,612,388		19,612,388
Retained earnings	53,647	$(11,521)	42,126
Accumulated other comprehensive income	1,845,731		1,845,731
	21,544,650	(11,521)	21,533,129

Less treasury stock, at cost	(3,122,164)		(3,122,164)
Total stockholders' equity	18,422,486	(11,521)	18,410,965
Total liabilities and stockholder's equity	$26,700,234	$(11,521)	$26,688,713

( A ) Inventories, net
- Finished goods	$40,619		$40,619
- Work-in-process	2,241,368	$(11,521)	2,229,847
- Raw materials & purchased parts	2,199,864		2,199,864
Total Inventories, net	$4,481,851	$(11,521)	$4,470,330

	March 29, 2008 (Unaudited)			June 28, 2008 (Unaudited)
	As Reported	Adjust- ments	As Restated	As* Reported	Adjust- ments	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$626,882		$626,882	$409,374		$409,374
Accounts receivable, net	5,796,735		5,796,735	7,609,252		7,609,252
Inventories, net (A)	6,074,147	$(888,221)	5,185,926	6,673,668	$(1,481,952)	5,191,716
Other current assets	741,803		741,803	542,981		542,981
Due from assets sale contract	-		-	-		-
Total current assets	13,239,567	(888,221)	12,351,346	15,235,275	(1,481,952)	13,753,323
Property, plant and equipment	37,863,621		37,863,621	37,949,701		37,949,701
Less accumulated depreciation and amortization	27,173,685		27,173,685	27,650,605		27,650,605
Property, plant and equipment, net	10,689,936		10,689,936	10,299,096		10,299,096
Restricted cash	-		-	-		-
Other assets	539,117		539,117	470,390		470,390
Deferred tax assets	52,000		52,000	52,000		52,000
Total Assets	$24,520,620	$(888,221)	$23,632,399	$26,056,761	$(1,481,952)	$24,574,809

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$550,000		$550,000	$1,050,000		$1,050,000
Accounts payable	976,371		976,371	1,085,015		1,085,015
Accrued liabilities	1,461,746		1,461,746	1,645,339	$(2,700)	1,642,639
Customer deposits	346,272		346,272	517,330		517,330
Deferred income taxes	52,000		52,000	52,000		52,000
Total current liabilities	3,386,389		3,386,389	4,349,684	(2,700)	4,346,984
Long-term debt, net of current portion	3,375,000		3,375,000	3,237,500		3,237,500
Deferred liabilities	62,038		62,038	62,778		62,778
Total liabilities	6,823,427		6,823,427	7,649,962	(2,700)	7,647,262

Commitments and contingencies
Stockholders' equity:
Preferred stock
Common stock	33,003		33,003	33,105		33,105
Additional paid-in capital	19,984,665		19,984,665	20,132,831		20,132,831
Retained earnings (deficit)	801,689	$(888,221)	(86,532)	1,363,027	(1,479,252)	(116,225)
	20,819,357	(888,221)	19,931,136	21,528,963	(1,479,252)	20,049,711
Less treasury stock, at cost	(3,122,164)		(3,122,164)	(3,122,164)		(3,122,164)
Total stockholders' equity	17,697,193	(888,221)	16,808,972	18,406,799	(1,479,252)	16,927,547
Total liabilities and stockholder's equity	$24,520,620	$(888,221)	$23,632,399	$26,056,761	$(1,481,952)	$24,574,809

( A ) Inventories, net
- Finished goods	$278,096		$278,096	$537,525		$537,525
- Work-in-process	3,684,579	$(888,221)	2,796,358	3,324,500	$(1,481,952)	1,842,548
- Raw materials and purchased parts	2,111,472		2,111,472	2,811,643		2,811,643
Total inventories, net	$6,074,147	$(888,221)	$5,185,926	$6,673,668	$(1,481,952)	$5,191,716

* Per Form 10-Q/A filed November 19, 2008

	September 27, 2008 (Unaudited)
	As Reported	Adjust- ments	As Restated

ASSETS

Current assets:
Cash and cash equivalents	$1,922,987		$1,922,987
Accounts receivable, net	6,892,601		6,892,601
Inventories, net (A)	5,885,741	$(1,226,264)	4,659,477
Other current assets	620,195		620,195
Revenue in excess of billing	1,185,909		1,185,909
Due from Canadian assets sale contract	-		-
Total current assets	16,507,433	(1,226,264)	15,281,169
Property, plant and equipment	37,886,003		37,886,003
Less accumulated depreciation and amortization	28,165,460		28,165,460
Property, plant and equipment, net	9,720,543		9,720,543
Restricted Cash	-		-
Other assets	509,628		509,628
Deferred tax assets	52,000		52,000
Total Assets	$26,789,604	$(1,226,264)	$25,563,340

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt	$1,550,000		$1,550,000
Accounts payable	905,045		905,045
Accrued liabilities	1,833,644	$(27,918)	1,805,726
Customer deposits	520,361		520,361
Deferred income taxes	52,000		52,000
Income taxes payable	10,000		10,000
Total current liabilities	4,871,050	(27,918)	4,843,132
Long-term debt, net of current portion	3,145,833		3,145,833
Deferred liabilities	63,515		63,515
Total liabilities	8,080,398	(27,918)	8,052,480

Commitments and contingencies
Stockholders' equity:
Preferred stock
Common stock	33,110		33,110
Additional paid-in capital	20,253,101		20,253,101
Retained earnings	1,545,159	(1,198,346)	346,813
	21,831,370	(1,198,346)	20,633,024

Less treasury stock	(3,122,164)		(3,122,164)
Total stockholders' equity	18,709,206	(1,198,346)	17,510,860
Total liabilities and stockholder's equity	$26,789,604	$(1,226,264)	$25,563,340

( A ) Inventories, net
- Finished goods	$442,822		$442,822
- Work-in-process	2,919,172	$(1,226,264)	1,692,908
- Raw materials and purchased parts	2,523,747		2,523,747
Total inventories, net	$5,885,741	$(1,226,264)	$4,659,477

ITEM 9 .	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure under Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

As of January 3, 2009 (the end of the period covered by this report), management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the material weaknesses in internal control identified below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective and also concluded that the Company’s disclosure controls and procedures as of December 29, 2007, previously reported and believed to be effective, were not effective.

Management's Annual Report on Internal Control Over Financial Reporting.

The management of Merrimac Industries, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting is defined in rules 13a-15(t) and 15d-15(t) promulgated under the Exchange Act.

Management assessed the effectiveness of the Company's internal control over financial reporting as of January 3, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of January 3, 2009 and December 29, 2007, the Company's internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with United States generally accepted accounting principles. As a result of management’s assessment of the Company’s internal controls over financial reporting, management identified the material weaknesses discussed below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonably possible likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weakness in its internal control over financial reporting as of December 29, 2007:

Cost Accounting Process

Management determined there were errors in the cost accounting process that resulted in the improper closing of a portion of the Company’s manufacturing jobs.  This resulted in an overstatement of inventories and an understatement of cost of sales affecting all four quarters of fiscal year 2007 requiring restatement of previously issued consolidated financial statements (see Notes 2 and 16 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the restatement of annual and quarterly consolidated financial statements for the years ended January 3, 2009 and December 29, 2007).

Management identified the following material weaknesses in its internal control over financial reporting as of January 3, 2009:

Personnel

Management experienced turnover and made changes in financial personnel that led to a lack of sufficient financial reporting experience to prepare accurate financial statements in a timely manner.

New Financial Reporting System

Management identified that the Company did not have an adequate understanding of their new enterprise resource planning (“ERP”) software that was implemented April 26, 2008.

Control and Procedure Weaknesses

Management identified that there was inadequate preparation and review of inventory account analyses, account summaries, monthly closing procedures and account reconciliations during the financial closing and reporting process.   Management also identified that manufacturing jobs were not properly being closed out in the new ERP software, and that there was inadequate oversight of inventory, which is complex in nature.

The factors mentioned above resulted in errors in financial reports that led to the restatement of fiscal year 2008’s previously reported quarterly consolidated financial statements requiring additional resources and time to correct (see Note 2 for the restatement of consolidated financial statements for the years ended January 3, 2009 and December 29, 2007 and see Notes 2 and 16 to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the restatement of annual and quarterly consolidated financial statements for the years ended January 3, 2009 and December 29, 2007).

Remediation

(a) The Company hired an experienced chief financial officer and has contracted with an experienced cost accountant who will be hired or will assist in the transition to and training of a newly hired cost accountant.  Additionally, the Company is in the process of hiring a new controller. Until such personnel can be hired, the Company will be utilizing experienced consultants and an accounting consulting firm to oversee, test and support procedures and processes for financial reporting in 2009.

(b) Management has identified procedures to enable the Company to better close work orders in the new financial reporting system and has established related key controls and reports.  Additionally the Company has deployed additional personnel to ensure that work orders are properly closed out.

(c) The Company’s personnel have been trained on the new procedures implemented and informed as to the importance of them and their impact to the financial statements.

Apart from the implementation of a new financial accounting system, there were no changes that occurred during the Company’s fourth quarter ended January 3, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to audit by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in the Annual Report.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Pursuant to General Instruction E3 to Form 10-K, portions of information required by Items 10 through 12 and 14 and indicated below are hereby incorporated by reference to Merrimac's definitive Proxy Statement for the 2009 Annual Meeting of Stockholders (the "Proxy Statement") which Merrimac will file with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

NAME	AGE	POSITION
Mason N. Carter	63	Chairman, President and Chief Executive Officer
J. Robert Patterson	51	Vice President, Finance, Treasurer, Secretary and Chief Financial Officer
Reynold K. Green	50	Vice President and Chief Operating Officer
Jayson E. Hahn	41	Vice President, Information Technology and Chief Information Officer
James J. Logothetis	49	Vice President and Chief Technology Officer
Adriana Mazza	57	Vice President, Human Resources
Michael Pelenskij	48	Vice President, Manufacturing

FAMILY RELATIONSHIPS

There are no family relationships among the officers listed.

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS DURING PAST FIVE YEARS

Mr. Carter has served as Chairman of the Board since July 24, 1997, and President and Chief Executive Officer since December 16, 1996.

Mr. Patterson has been Vice President, Finance, Chief Financial Officer and Treasurer since joining Merrimac December 11, 2008 and was appointed Secretary March 18, 2009.  Prior to joining Merrimac Industries, Inc., Mr. Patterson was the Chief Financial Officer of Third Wave Business Systems, a business management systems consulting firm, from March 2008 to September 2008.  From December 2000 through March 2008 Mr. Patterson served as Vice President, Chief Financial Officer and Treasurer of IFTH Acquisition Corp. (“IFTH”), formerly InfoTech USA Inc., where he also served as their Secretary from January 2006 to March 2008.  Prior to becoming the Chief Financial Officer of IFTH, Mr. Patterson served as Vice President of Finance for the Network division for Applied Digital Solutions, Inc. (“ADS”) from 1999 to 2000 and was the Controller of one of ADS’s wholly owned subsidiaries Information Products Center, Inc. from 1990 to 2000.

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

Information under the caption “Meeting and Committees of the Board of Directors” contained in the Proxy Statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information called for by Item 11 is set forth under the heading "Executive and Director Compensation" in the Proxy Statement, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information called for by Item 12 is set forth under the heading "Stock Ownership of Directors, Executive Officers and Certain Stockholders" contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information called for by Item 13 is set forth under the heading "Certain Relationships and Related Transactions” and “Director Independence" contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information called for by Item 14 is set forth under the caption "Ratification of Selection of Independent Registered Public Accounting Firm" contained in the Proxy Statement, which information is incorporated herein by reference.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

EXHIBIT NUMBER	DESCRIPTION OF EXHIBIT

3(a)
Certificate of Incorporation of Merrimac is hereby incorporated by reference to Exhibit 3(i)(b) to Post-Effective Amendment No. 2 to the Registration Statement on Form S-8 (No. 33-68862) of Merrimac dated February 23, 2001.

3(b)	By-laws of Merrimac are hereby incorporated by reference to Exhibit 3.1 to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14,2007.

4(a)
Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and ChaseMellon Stockholder Services, L.L.C., as Rights Agent, is hereby incorporated by reference to Exhibit I to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 1999.

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

4(e)
Amendment No. 4 dated as of February 21, 2001, to the Stockholder Rights Agreement dated as of March 9, 1999, between Merrimac and Mellon Investor Services, L.L.C. (formerly known as ChaseMellon Stockholder Services, L.L.C.), as Rights Agent, is hereby incorporated by reference to Exhibit l (d) to Merrimac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2001.

4(f)
Amendment No. 5, dated February 28, 2002, to the Rights Agreement, between Merrimac and Mellon Investor Services LLC (f.k.a. ChaseMellon Shareholder Services, L.L.C.), as Rights Agent is hereby incorporated by reference to Exhibit 99.4 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on March 6, 2002.

4(g)
Amendment No. 6, dated September 18,2002, to the Rights Agreement, between Merrimac and Mellon Investor Services LLC, as Rights Agent is hereby incorporated by reference to Exhibit 99.3 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on October 10, 2002.

4(h)
Amendment No. 7, dated December 13, 2004, to the Rights Agreement, between Merrimac and Wachovia Bank, National Association, as successor Rights Agent, is hereby incorporated by reference to Exhibit 4.1 to Merrimac's Form 8-K filed with the Securities and Exchange Commission on December 13, 2004.

4(i)
Amendment No. 8, dated March 14,2007, to the Rights Agreement, between Merrimac and American Stock Transfer & Trust Company is hereby incorporated by reference to Exhibit 4.1 to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2007.

4(j)
Amendment No. 9, dated as of March 19, 2009, to the Rights Agreement between Merrimac and American Stock Transfer & Trust Company is hereby incorporated by reference to Exhibit 4.1 to Merrimac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2009.

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

10(g)
Resolutions of the Stock Option Committee of the Board of Directors of Merrimac adopted June 3, 1998, amending the 1983 Key Employees Stock Option Plan of Merrimac, the 1993 Stock Option Plan of Merrimac and the 1997 Long-Term Incentive Plan of Merrimac and adjusting outstanding awards there under to give effect to Merrimac's 10% stock dividend paid June 5,1998, are hereby incorporated by reference to Exhibit 10(f) to Merrimac's Annual Report on Form 10-KSB for the year ending March 30, 1999.*

10(h)
Consulting Agreement dated as of January I, 1998, between Merrimac and Arthur A. Oliner is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending April 4, 1998.*

10(i)
Stockholder's Agreement dated as of October 30, 1998, between Merrimac and Charles F. Huber II is hereby incorporated by reference to Exhibit 10 to Merrimac's Quarterly Report on Form 10-QSB for the period ending October 3, 1998.

10(j)	2001 Stock Option Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63436) dated June 20, 2001.*

10(k)	2001 Stock Purchase Plan is hereby incorporated by reference to Exhibit 4.01 to Merrimac's Form S-8 (No. 333-63438) dated June 20, 2001. *

10(1)	2001 Amended and Restated Stock Option Plan is hereby incorporated by reference to Exhibit 4(i) to Merrimac's Quarterly Report on Form IO-QSB for the period ending June 30, 2001.*

10(m)	Merrimac Severance Plan, as adopted March 29, 2006, is hereby incorporated by reference to Exhibit 10(z) to Merrimac's Annual Report on Form IO-K for the year ending December 31, 2005.

10(n)
Employment Agreement, dated April 11, 2006, between Merrimac and Mason N. Carter, is hereby incorporated by reference to Exhibit 10.1 to Merrimac's Current Report on Form 8-K filed with the Securities Exchange and Commission on April 14, 2006.*

10(o)	2006 Stock Option Plan is hereby incorporated by reference to Exhibit A of Merrimac's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006.*

10(p)	2006 Key Employee Incentive Plan is hereby incorporated by reference to Exhibit B of Merrimac's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006.*

10(q)	2006 Non-Employee Directors' Stock Plan is hereby incorporated by reference to Exhibit C of Merrimac's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 1, 2006.*

10(r)
Revolving Credit, Term Loan and Securities Agreement, dated October 19, 2006, between Merrimac and North Fork Bank, is hereby incorporated by reference to Exhibit 10.1 to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2006.

10(s)
Stock Purchase and Confidentiality Agreement, dated March 13, 2007, between and among Merrimac, Adam Smith Investment Partners, L.P., Adam Smith Capital Management LLC, Diamond Capital Management, Adam Smith Investments, Ltd., Richard Grossman, Orin Hirschman, and Richard and Ana Grossman JTWROS, is hereby incorporated by reference to Exhibit 10(a) to Merrimac's Quarterly Report on Form 10-Q for the period ending March 31, 2007.

10(t)
First Amendment, dated as of May 15, 2007, to the Revolving Credit, Term Loan and Security Agreement, dated as of October 18, 2006, by and between Merrimac and North Fork Bank, is hereby incorporated by reference to Exhibit 10.1 to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2007.

10(u)	First Amendment, effective as of December 13, 2007, to the 2006 Stock Option Plan.*

10(v)	First Amendment, effective as of December 13,2007, to the 2006 Key Employee Incentive Plan.*

10(w)	First Amendment, effective as of December 13, 2007, to the Amended and Restated Severance Plan.*

10(x)
Asset Purchase Agreement, dated December 28, 2007, between Filtran Microcircuits Inc., Merrimac, and Firan Technology Group Corporation, is hereby incorporated by reference to Exhibit 10.1 to Merrimac's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2008.

10(y)
Credit and Security Agreement, dated September 29, 2008, between Merrimac and Wells Fargo Bank, National Association, is hereby incorporated by reference to Exhibit 10.1 to Merrimac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2008.

10(z)
Separation Agreement and General Release, by and between Merrimac and Robert V. Condon, dated as of December 1, 2008, is hereby incorporated by reference to Exhibit 10.1 to Merrimac’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 16, 2008.*

21±	Subsidiaries of Merrimac.

23.l±	Consent of Independent Registered Public Accounting Firm J. H. Cohn LLP.

31.1±	Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2±	Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1±	Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2±	Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates that exhibit is a management contract or compensatory plan or arrangement.
± Indicates that exhibit is filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERRIMAC INDUSTRIES, INC.
(Registrant)

April 20, 2009	By:	/s/ Mason N. Carter
Mason N. Carter
Chairman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Date	Title

/s/ Mason N. Carter	April 20, 2009	Chairman, President and Chief Executive Officer (Principal
(Mason N. Carter)		executive officer and Director)

/s/ Edward H. Cohen	April 20, 2009	Director
(Edward H. Cohen)

/s/ Fernando L. Fernandez	April 20, 2009	Director
(Fernando L. Fernandez)

/s/ Joel H. Goldberg	April 20, 2009	Director
(Joel H. Goldberg)

/s/ Ludwig G. Kuttner	April 20, 2009	Director
(Ludwig G. Kuttner)

/s/ Timothy P. McCann	April 20, 2009	Director
(Timothy P. McCann)

/s/ Arthur A. Oliner	April 20, 2009	Director
(Arthur A. Oliner)

/s/ Harold J. Raveche	April 20, 2009	Director
(Harold J. Raveche)

/s/ J. Robert Patterson	April 20, 2009	Vice President, Finance, Treasurer, Secretary and Chief Financial
(J. Robert Patterson)		Officer (principal financial and accounting officer)