Form 10-Q
period 2009-04-04
MERRIMAC INDUSTRIES INC
filed 2009-05-19
CIK 706864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer”, “large accelerated filer” and a “smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of May 14, 2008, there were 2,952,324 shares of Common Stock, par value $.01 per share, outstanding.

MERRIMAC INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Quarters Ended
	April 4, 2009	March 29, 2008
		(Restated)

Net sales	$7,606,532	$5,757,686
Costs and expenses:
Cost of sales	4,224,084	3,944,681
Selling, general and administrative	2,358,402	2,244,570
Research and development	59,395	372,818
	6,641,881	6,562,069
Operating income (loss)	964,651	(804,383)
Interest and other expense, net	(65,345)	(60,573)
Income (loss) before income taxes	899,306	(864,956)
Provision for income taxes	42,826	-
Net income (loss)	$856,480	$(864,956)

Net income (loss) per common share – basic and diluted	$0.29	$(0.29)

Weighted average number of shares outstanding – basic	2,952,324	2,932,521

Weighted average number of shares outstanding – diluted	2,969,824	2,932,521

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED BALANCE SHEETS

	April 4,	January 3,
	2009	2009
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,425,806	$1,191,768
Accounts receivable, net	4,892,140	5,765,575
Inventories, net	5,746,637	4,899,706
Other current assets	492,020	542,320
Costs and estimated earnings in excess of billings on uncompleted contracts	2,586,205	1,880,338
Total current assets	16,142,808	14,279,707

Property, plant and equipment	37,858,765	37,765,928
Less accumulated depreciation and amortization	29,197,631	28,556,441
Property, plant and equipment, net	8,661,134	9,209,487
Other assets	495,475	543,217
Total assets	$25,299,417	$24,032,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$291,667	$291,667
Accounts payable	700,037	794,351
Accrued liabilities	1,399,542	1,432,124
Customer deposits	1,113,030	654,133
Income taxes payable	60,274	17,448
Total current liabilities	3,564,550	3,189,723

Long-term debt, net of current portion	2,538,195	2,611,111
Deferred liabilities	60,924	64,254
Total liabilities	6,163,669	5,865,088

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares
No shares issued	–	–
Common stock, par value $.01 per share:
20,000,000 shares authorized; 3,315,229 shares issued; and 2,952,324 shares outstanding at April 4, 2009 and January 3, 2009	33,153	33,153
Additional paid-in capital	20,491,869	20,379,924
Retained earnings	1,732,890	876,410
	22,257,912	21,289,487
Less treasury stock, at cost – 362,905 shares at April 4, 2009 and January 3, 2009	(3,122,164)	(3,122,164)
Total stockholders’ equity	19,135,748	18,167,323
Total liabilities and stockholders’ equity	$25,299,417	$24,032,411

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
QUARTER ENDED APRIL 4, 2009
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Totals
Balance, January 3, 2009	3,315,229	$33,153	$20,379,924	$876,410	362,905	$(3,122,164)	$18,167,323
Net income				856,480			856,480
Share-based compensation			111,945				111,945
Balance, April 4, 2009	3,315,229	$33,153	$20,491,869	$1,732,890	362,905	$(3,122,164)	$19,135,748

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarters Ended
	April 3, 2009	March 29, 2008
		(Restated)
Cash flows from operating activities:
Net income (loss)	$856,480	$(864,956)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	651,137	618,341
Amortization of deferred financing costs	27,686	8,040
Share-based compensation	111,945	120,346

Changes in operating assets and liabilities:
Accounts receivable	873,435	(496,982)
Inventories	(846,931)	(541,656)
Costs and estimated earnings in excess of billings on uncompleted contracts	(705,867)	–
Other current assets	50,300	32,203
Other assets	20,056	(15,524)
Accounts payable	(94,314)	32,890
Accrued liabilities	(32,582)	(503,656)
Customer deposits	458,897	(17,024)
Income taxes payable	42,826	–
Deferred liabilities	(3,330)	738
Net cash provided by (used in) operating activities	1,409,738	(1,627,240)

Cash flows from investing activities:
Purchases of capital assets	(102,784)	(351,845)
Cash proceeds from sale of discontinued operations	–	664,282
Net cash (used in) provided by investing activities	(102,784)	312,437

Cash flows from financing activities:
Repayment of borrowings	(72,916)	(387,500)
Restricted cash returned	–	250,000
Proceeds from the exercise of stock options	–	28,331
Proceeds from stock purchase plan sales	–	46,383
Net cash used in financing activities	(72,916)	(62,786)

Net increase (decrease) in cash and cash equivalents	1,234,038	(1,377,589)
Cash and cash equivalents at the beginning of period	1,191,768	2,004,471
Cash and cash equivalents at the end of period	$2,425,806	$626,882

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$73,901	$62,044

 See accompanying notes

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by accounting principles generally accepted in the United States of America for a full fiscal year. The financial statements do, however, reflect all adjustments of a normal recurring nature, which are in the opinion of management, necessary for a fair presentation of the financial position of Merrimac Industries, Inc. (“Merrimac” or the “Company”) as of April 4, 2009 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year.

The consolidated balance sheet at January 3, 2009 has been derived from the audited financial statements at that date but does not include all the information required by accounting principles generally accepted in the United States of America for complete financial statements.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2009 for the year ended January 3, 2009.  See the summary of Significant Accounting Policies in the Company’s 2008 Annual Report on Form 10-K for a discussion of the accounting policies utilized by the Company.

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the Company’s management determined that there were misstatements in the Company’s previously reported fiscal year 2008 quarterly financial statements.  These misstatements were due to a combination of factors and primarily affected work in process inventories and cost of goods sold as well as having a minor impact on accrued liabilities and selling, general and administrative expenses.  The main factors causing the misstatements were control deficiencies following the Company-wide conversion to an enterprise resource planning (ERP) software system and as a result of changes in personnel in the Company’s financial operations department.  The unaudited condensed impact of the errors found affected all three previously reported quarters of fiscal year 2008 and the restatement of the quarterly consolidated financial statements are presented in the Company’s fiscal year 2008 Form 10-K. The consolidated statement of operations and consolidated statements of cash flows for the quarter ended March 29, 2008 presented herein are the restated consolidated financial statements and throughout this Form 10-Q, where applicable, the restated consolidated financial statements for the quarter ended March 29, 2008 are presented.

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

There was no impact from FMI, which was formerly represented as Merrimac’s microwave micro-circuitry segment, on the consolidated financial statements for the quarters ended April 4, 2009 and March 29, 2008.

4. CONTRACT REVENUE RECOGNITION

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

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes all amounts billable under short-term contracts, including those involving non-recurring engineering (“NRE”) services for customization of products, in net sales and all related costs in cost of sales under the completed-contract method when the customized units are delivered. The Company periodically enters into contracts with customers for the development and delivery of a prototype prior to the shipment of units. Under those circumstances, the Company recognizes all amounts billable for NRE services in net sales and all related costs in cost of sales when the prototype is delivered and recognizes all of the remaining amounts billable and the related costs when the units are delivered.

Periodically, the Company has complex, long-term contracts for the engineering design, development and production of space electronics products for which revenue is recognized under the percentage-of-completion method. Sales and related contract costs for design and documentation services under this type of contract are recognized based on the cost-to-cost method. Sales and related contract costs for products delivered under these contracts are recognized on the units-of-delivery method. The Company has one contract which is primarily related to the design and development (and to a lesser extent, the production of space electronics) for which revenue under the entire contract is recognized under the percentage-of-completion method using the cost-to-cost method. For such contract, the Company has recognized costs and estimated earnings in excess of billings of approximately $2,586,000 at April 4, 2009.

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

5. ACCOUNTING PERIOD

The Company's fiscal year is the 52-53 week period ending on the Saturday closest to December 31. The Company has quarterly dates that correspond with the Saturday closest to the last day of each calendar quarter and each quarter consists of 13 weeks in a 52-week year. Periodically, the additional week to make a 53-week year is added to the fourth quarter, making such quarter consist of 14 weeks (fiscal year 2014 will be the next 53 week year).

6. RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles generally accepted in the United States of America. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

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

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) established principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired company and the goodwill acquired. SFAS 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on the Company’s consolidated financial statements.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations” , to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141(R)-1 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 ” (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2008, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 08-6, "Equity Method Investment Accounting Considerations."  EITF 08-6 applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than SFAS 141(R).  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor's share of the investee's net assets exceeds the investor's initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee's share issuance shall be recognized in earnings. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively.  The adoption of EITF 08-6 did not have a material impact on the Company’s consolidated financial statements.

7. SHARE-BASED COMPENSATION

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS 123R using the modified prospective application method under which the provisions of SFAS123R apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award's original estimate of fair value.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

The components of share-based compensation expense in the statements of operations are as follows:

	Quarters Ended
	April 4, 2009	March 29,2008
Stock options	$95,000	$98,000
Restricted stock	17,000	16,000
Employee stock purchase plan	-	6,000
Total share-based compensation	$112,000	$120,000

For the quarters ended April 4, 2009 and March 29, 2008 share-based compensation expense related to the various stock option plans and the 2001 Employee Stock Purchase Plan was allocated as follows:

	Quarters Ended
	April 4, 2009	March 29, 2008

Cost of sales	$42,000	$45,000
Selling, general and administrative	70,000	75,000
Total share-based compensation	$112,000	$120,000

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option valuation model. There were no options granted in either of the quarters ended April 4, 2009 or March 29, 2008.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation Plans:

At April 4, 2009, the Company maintains share-based compensation arrangements under the following plans: (i) 1997 Long Term Incentive Plan; (ii) 2001 Stock Option Plan; (iii) 2006 Stock Option Plan; (iv) 2006 Key Employee Incentive Plan; and (v) 2006 Non-Employee Directors' Stock Plan (see Note 7 of Form 10-K).

The 2006 Stock Option Plan authorizes the grant of an aggregate of 500,000 shares of common stock to employees, directors and consultants of the Company.  Under the 2006 Stock Option Plan, the Company may grant to eligible individuals incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986 (the “Code”), and/or non-qualified stock options. The purpose of the 2006 Stock Option Plan is to attract, retain and motivate employees, compensate consultants, and to enable employees, consultants and directors, including non-employee directors, to participate in the long-term growth of the Company by providing for or increasing the proprietary interests of such persons in the Company, thereby assisting the Company to achieve its long-range goals.

At April 4, 2009, there were 293,800 options outstanding under the 2006 Stock Option Plan of which 113,933 were exercisable. Options are granted at the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan.  Options available for grant under the 2006 Stock Option Plan were 206,200 at April 4, 2009.

At April 4, 2009, there were 126,600 options outstanding under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan and the 2001 Stock Option Plan, of which all were exercisable. No options are available for future grant under the 1993 Stock Option Plan, the 1997 Long Term Incentive Plan or the 2001 Stock Option Plan.

A summary of all stock option activity and information related to all options outstanding for the quarter ended April 4, 2009 follows:

	Weighted- Average Exercise Price	Number of Shares	Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2009	$9.12	435,400
Granted	-	-
Exercised	-	-
Expired	6.38	(15,000)
Forfeited	-	-
Outstanding at April 4, 2009	9.22	420,400	6.3	$-
Exercisable at April 4, 2009	$9.39	240,533	5.3	$-

There were no options granted during the three months ended April 4, 2009 and March 29, 2008.

As of April 4, 2009, the total future compensation cost related to nonvested stock options and the employee stock purchase plan not yet recognized in the statement of operations was $368,000.  Of that total, $245,000, $118,000 and $5,000 are expected to be recognized in 2009, 2010 and 2011, respectively. There were no options vested during the quarters ended April 4, 2009 and March 29, 2008

The 2006 Non-Employee Directors’ Stock Plan is a plan that authorizes the grant of an aggregate of 100,000 shares of Common Stock to the non-employee directors of the Company.  The plan authorizes each non-employee director to receive 1,500 shares of restricted stock beginning in 2006, and 1,500 shares or such other amount as the Board of Directors may, from time to time, decide for each year in the future following the Company’s Annual Meeting of Stockholders.

On June 26, 2008, the Company issued a grant of 9,000 shares of restricted stock to six of its non-employee directors.  The per-share price of the grant was $5.15 (the closing price of the Company’s shares on The American Stock Exchange on the date immediately prior to the grant, pursuant to the terms of the plan). One third of such restricted stock vests on each anniversary of the grant date over a three-year period.  Share-based compensation expense, for the quarters ended April 4, 2009 and March 29, 2008, related to the grants of restricted stock was approximately $17,000 and $16,000, which was based on a straight-line amortization. Restricted shares of common stock available for grant under the 2006 Non-Employee Directors’ Stock Plan were 71,500 at April 4, 2009.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of unvested restricted stock activity and information related to all restricted stock outstanding follows:

	Weighted-Average Grant-Day Fair Value	Shares
Outstanding at January 3, 2009	$7.36	17,500
Granted	-	-
Vested	-	-
Outstanding at April 4, 2009	$7.36	17,500

As of April 4, 2009, the total future compensation cost related to the 2006 Non-Employee Directors’ Stock Plan not yet recognized in the statement of operations was $85,000.  Of that total, $49,000, $30,000, and $6,000 are expected to be recognized in 2009, 2010 and 2011, respectively.

The Company elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

 8. INVENTORIES

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

Inventories consist of the following:
	April 4, 2009	January 3, 2009
Finished goods	$472,448	$700,174
Work in process	2,704,100	1,837,324
Raw materials and purchased parts	2,570,089	2,362,208
Total	$5,746,637	$4,899,706

9. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at April 4, 2009 and January 3, 2009:

	April 4, 2009		January 3, 2009
Wells Fargo Bank N.A.:
Revolving line of credit, 1.00% above prime (prime having a 5% floor limit for loan purposes)	$		$	
Equipment loan, due September 29, 2011, 1.00% above prime (prime having a 5% floor limit for loan purposes) 6.00% at April 4, 2009		427,083		458,333
Mortgage loan, due September 29, 2011, 1.50% above prime (prime having a 5% floor limit for loan purposes) or LIBOR plus 3.5%, 6.50% at April 4, 2009		2,402,779		2,444,445
		2,829,862		2,902,778
Less current portion		291,667		291,667
Long-term portion		$2,538,195		$2,611,111

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 29, 2008, the Company entered into a credit facility with Wells Fargo Bank, N.A. (“WFB”) (the “Wells Fargo Credit Facility”) which replaced the credit facility with Capital One, N.A. On September 30, 2008, the Company repaid all outstanding amounts under the credit facility with Capital One, N.A. with the proceeds of the Wells Fargo Credit Facility.  The Wells Fargo Credit Facility consists of a three-year $5,000,000 collateralized revolving credit facility, a three-year $500,000 equipment term loan and a three-year $2,500,000 real estate term loan.  The revolving line of credit is subject to an availability limit under a borrowing base calculation of 85% of eligible domestic accounts receivable with a sublimit of $5,000,000, 75% of eligible foreign accounts receivable with a sublimit of $800,000, and 30% of eligible inventories with a sublimit of $400,000.  The revolving line of credit is also subject to a minimum borrowing base availability of $500,000.  As of April 4, 2009, the Company had a borrowing base of approximately $3,038,000 and availability under the credit facility as of April 4, 2009 of approximately $2,538,000.The revolving line of credit expires September 29, 2011.  The revolving line of credit bears interest at the prime rate plus one percent, with the prime rate having a floor limit of 5% for loan purposes.  The Company may request a LIBOR quote for an initial minimum of $1,000,000 with subsequent requests at a minimum of $500,000.  No more than three such requests may be active at any point in time.  LIBOR advances bear interest at the LIBOR rate plus 3.25% for a credit advance, or 3.50% for a term loan.   The equipment loan is required to be repaid in equal monthly installments of $13,900 based on a four-year amortization period.  The real estate loan is required to be paid in equal monthly installments amortized over a 180 month time period, with any unpaid principal and interest due and payable on the termination date of September 29, 2011.

The Wells Fargo Credit Facility is collateralized by substantially all of the Company’s assets.

The credit facility requires the Company to maintain certain financial covenants, including a minimum debt service coverage ratio of not less than 1.1 to 1.0 and minimum net income.  For the quarter ended April 4, 2009 and for the quarters ending July 4, 2009 and beyond, net income is not to be less than 75% of the Company’s projected net income or not more than 100% of the Company’s projected net loss.  Additionally, the credit facility prohibits incurring or contracting to incur capital expenditures exceeding $600,000 in the year ending January 2, 2010 and $600,000 in each subsequent year.  The Company also must also not permit the amount due from its affiliate in Costa Rica, Multi-Mix Microtechnology S.R.L., to exceed $4,500,000 through the quarter ended April 4, 2009, $4,750,000 through the quarter ending July 4, 2009 and $5,000,000 through the quarter ending October 3, 2009 and each fiscal quarter thereafter.  The credit agreement contains other standard covenants related to the Company’s operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions, without Wells Fargo’s consent.  The Company was in compliance with all of its financial covenants as of April 4, 2009.

At April 4, 2009 and January 3, 2009, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

10. WARRANTIES

The Company's standard catalog items, as well as products sold under contracts, have warranty obligations. With the exception of a very limited number of contracts, all of the Company’s products have a one-year warranty.  For items sold with extended warranties, estimated warranty costs for each contract are determined based on the contract terms and technology-specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $13,000 and  $50,000 for the quarters ended April 4, 2009 and March 29, 2008, respectively.  The warranty reserve was $180,000 and $200,000 at April 4, 2009 and January 3, 2009, respectively.

11. INCOME TAXES

As of April 4, 2009, the Company has deferred tax assets of approximately $1.5 million related to net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for its remaining U.S. net deferred tax assets as a result of its assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first quarter of 2009. The Company’s projected taxable income for fiscal year 2009 exceeds the Company’s net operating loss carryforwards, accordingly, the tax provision for the quarter ended April 4, 2009 is based on the taxable income not covered by the Company's net operating loss carryforwards.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs.  Generally, an ownership change occurs when there is a greater than 50 percent change in ownership.  If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of the fair market value of the Company at the time of such change.  The Company may become subject to these limitations in 2009 depending on the extent of the changes in its ownership.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2006, the Company adopted FIN 48, which clarifies the accounting for uncertainty in tax positions.  As of that date the Company had no uncertain tax positions and did not record any additional benefits or liabilities.  At April 4, 2009 and January 3, 2009, the Company had no uncertain tax positions and did not record any additional benefits or liabilities.  The Company will recognize any accrued interest or penalties related to unrecognized tax benefits within the provision for income taxes.

12. BUSINESS SEGMENT DATA

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

Because of the net loss for the quarter ended March 29, 2008 approximately 508,000 shares underlying stock options were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive. For the quarter ended April 4, 2009, 420,400 shares underlying options were excluded from the calculation of diluted net income per share because the options did not have any intrinsic value.

The weighted average number of shares outstanding basic and diluted is as follows for the quarters ended April 4, 2009 and March 29, 2008:

	Quarters Ended
	April 4, 2009	March 29, 2007
Weighted average number of shares outstanding - basic	2,952,324	2,932,521
Dilutive effect of options and restricted stock	17,500	–
Weighted average number of shares outstanding - diluted	2,969,824	2,932,521

14. RELATED PARTY TRANSACTIONS

During the first quarter of 2009, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $98,000 for providing legal services to the Company. During the first quarter of 2008, Katten Muchin Rosenman LLP was paid $73,000. A director of the Company is counsel to Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2009 and 2008, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $10,000 and $1,000 to these companies during the first quarters of 2009 and 2008, respectively.  A director of the Company is the chairman and chief executive officer of these companies.

During each of the first quarters of 2009 and 2008, a director of the Company was paid $9,000 for providing technology-related consulting services to the Company.

The Company has an agreement with DuPont Electronic Technologies (“DuPont”), a stockholder and the employer of a director, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. No payments were made to DuPont during the first quarters of 2009 and 2008. A director of the Company is an officer of DuPont, but does not share in any of these payments.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

DuPont and two entities affiliated with Ludwig Kutner, one of our directors, hold registration rights, which currently give them the right in perpetuity to register an aggregate of 1,003,413 shares of Common Stock of the Company. There are no settlement alternatives and the registration of the shares of Common Stock would be on a "best efforts" basis.

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

Generally, if any person or group acquires beneficial ownership of 12.5% or more of the Company's outstanding Common Stock, each Right (other than Rights held by such acquiring person or group) will be exercisable, at the $25.00 purchase price, for a number of shares of Common Stock having a market value of $50.00. Upon an acquisition of the Company, each Right (other than Rights held by the acquiror) will generally be exercisable, at the $25.00 purchase price, for a number of shares of common stock of the acquiror having a market value of $50.00. In certain circumstances, each Right may be exchanged by the Company for one share of Common Stock. On March 19, 2009 the plan was amended to extend the expiration date, from March 19, 2009 to December 31, 2009 unless earlier exchanged or redeemed at $0.01 per Right.

16.  LEGAL PROCEEDINGS

On March 10, 2008, a statement of claim in Ontario Superior Court of Justice was filed by nineteen former FMI employees against the Company, FMI and FTG seeking damages for wrongful dismissal for approximately $1,000,000 (Canadian $977,000) following the sale of FMI’s assets to FTG. The former FMI employees are alleging that an employment contract existed between FMI and the plaintiffs and are seeking additional damages for termination of the alleged contract.  The Company has an Employment Practices Liability insurance policy that extends coverage to the Company’s subsidiaries.  The insurance carrier agreed to provide a defense in this matter on April 24, 2008 and they retained Canadian counsel to defend this claim.  Thus far the Company has paid fees and legal costs of $25,000 related to the matter, which is the deductible amount of the insurance policy. In accordance with the requirements of SFAS No. 5, after discussions with counsel, the Company believes an unfavorable outcome is probable and management estimates the amount of the probable loss to be $50,000 for which a provision was made as of the end of fiscal year 2008. The Company and their insurance carrier intend to defend these claims vigorously.

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

We design, manufacture and sell electronic components, integrated circuits and subsystems offering extremely broad frequency coverage, high performance characteristics and extraordinary thermal management. Our operations are conducted through two operating facilities located in West Caldwell, New Jersey and San Jose, Costa Rica.

We are a versatile technology company specializing in radio frequency and microwave applications solutions. We specialize in Multi-Mix®, stripline, microstrip, discreet element, bonded stripline and thick metal-backed Teflon® and mixed dielectric multilayer circuit technologies for defense, aerospace and commercial applications.  Of special significance has been the combination of two or more of these technologies into single components and integrated multifunction subassemblies to achieve a unique and proprietary solution offering superior performance and reliability while minimizing package size and weight. Our components and integrated assemblies are found in applications as diverse as satellites, military and commercial aircraft, radar, radio systems, medical diagnostic instruments communications systems and wireless connectivity. We maintain ISO 9001:2000 and AS 9100 registered quality assurance programs. Our components range in price from $0.50 to more than $10,000 and our subsystems range from $500 to more than $1,500,000.

Strategically, we position our marketing, research and development, and manufacturing operations to develop new products and expand our existing markets. Our research and development efforts, driven by our marketing strategy, are targeted at providing customers with more complex, reliable, and compact products competitively priced.

Our Multi-Mix® product development is focused on the military and space market segments.  While we will carefully monitor and be alert to commercial opportunities for our Multi-Mix® technology, where the customer is willing to compensate us for our design work, we will limit the speculative funding of this commercial segment.  The self-funded investment that we have previously made has created a library of pre-engineered designs, especially in RF Module Amplifiers, which provide platform families for both commercial and military final customization.

We market and sell our products domestically and internationally through a direct sales force as well as independent domestic and international sales organizations.  We   develop and offer for sale products built to specific customer specifications, as well as standard catalog items.

We had a strong backlog at the end of 2007 and a high volume of orders throughout 2008, which resulted in a significant increase in sales in 2008 of 33.5%. The higher sales volume in 2008 generated a 25.9% improvement in gross profit, which combined with reductions in our research and development costs and our efforts to keep selling, general and administrative expenses from growing relative to sales, restored us to profitability in fiscal year 2008. We continue to have a strong backlog and a high volume of orders in 2009 and expect an increase in sales in 2009 over 2008. Due to the expected sales increase and our efforts to keep overall costs down we anticipate that we will remain profitable in 2009.

Our cost of sales consists of materials, salaries and related expenses, and outside services for manufacturing and certain engineering personnel and manufacturing overhead. Our products are designed and manufactured in our facilities located in West Caldwell, NJ and Costa Rica. Our manufacturing and production facilities infrastructure overhead are relatively fixed and are based on our expectations of future net revenues. Should we experience a reduction in net revenues in a quarter, we could have difficulty adjusting short-term expenditures and absorbing any excess capacity expenses. If this were to occur, our operating results for that quarter would be negatively impacted. In order to remain competitive, we must continually reduce our manufacturing costs through design and engineering innovations and increases in manufacturing efficiencies. There can be no assurance that we will be able to reduce our manufacturing costs.

We anticipate that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2009 by approximately $1,900,000. We intend to issue commitments to purchase approximately $500,000 of capital equipment from various vendors for the remainder of 2009 and we anticipate that such equipment will be purchased and become operational during the remainder of 2009.  Our planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by our $5,000,000 revolving credit facility with Wells Fargo.

Selling, general and administrative expenses consist of personnel costs for administrative, selling and marketing groups, sales commissions to employees and manufacturing representatives, travel, product marketing and promotion costs, as well as legal, accounting, information technology and other administrative costs. In 2009 we may need to increase our expenditures for selling, general and administrative expenses, especially in connection with implementation of our strategic plan for generating and expanding sales of Multi-Mix® products.

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

We anticipate 2009 orders from our defense and satellite customers will increase compared to fiscal year 2008 levels. Nevertheless, in times of armed conflict or war, military spending is concentrated on armaments build up, maintenance and troop support, and not on the research and development and specialty applications that are the Company’s core strengths and revenue generators.

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

Our management determined, and the Board of Directors approved on August 9, 2007, that we should divest our FMI operations with the view to enable us to concentrate our resources on RF Microwave and Multi-Mix® Microtechnology product lines to generate sustainable, profitable growth. Beginning with the third quarter of 2007, we reflected FMI as a discontinued operation and we reclassified prior financial statements to reflect the results of operations, financial position and cash flows of FMI as discontinued operations.

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

There was no impact of FMI, which was formerly represented as our microwave micro-circuitry segment, on the consolidated financial statements for the quarters ended April 4, 2009 and March 29, 2008.

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

We recognize all amounts billable under short-term contracts, including those involving non-recurring engineering (“NRE”) services for customization of products, in net sales and all related costs in cost of sales under the completed-contract method when the customized units are delivered. We periodically enter into contracts with customers for the development and delivery of a prototype prior to the shipment of units. Under those circumstances, we recognize all amounts billable for NRE services in net sales and all related costs in cost of sales when the prototype is delivered and recognizes all of the remaining amounts billable and the related costs when the units are delivered.

Periodically, we have complex, long-term contracts for the engineering design, development and production of space electronics products for which revenue is recognized under the percentage-of-completion method. Sales and related contract costs for design and documentation services under this type of contract are recognized based on the cost-to-cost method. Sales and related contract costs for products delivered under these contracts are recognized on the units-of-delivery method. We have one contract, which is primarily related to the design and development (and to a lesser extent, the production of space electronics) for which revenue under the entire contract is recognized under the percentage-of-completion method using the cost-to-cost method. For such contract, we recognized revenues, costs and estimated earnings in excess of billings of approximately $2,586,600 at April 4, 2009.

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

Valuation of Deferred Tax Assets

As of April 4, 2009, we have significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for our remaining U.S. net deferred tax assets as a result of our assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first quarter of 2009.

CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
(UNAUDITED)

	Percentage of Net Sales Quarters Ended
	April 4, 2009	March 29, 2008 (Restated)
Net sales	100.0%	100.0%
Costs and expenses:
Cost of sales	55.5	68.5
Selling, general and administrative	31.0	39.0
Research and development	0.8	6.5
	87.3	114.0

Operating income (loss)	12.7	(14.0)
Interest and other expense, net	(0.9)	(1.0)

Income (loss) before income taxes	11.8	(15.0)
Provision for income taxes	(0.5)	–
Net income (loss)	11.3%	(15.0)%

FIRST QUARTER OF 2009 COMPARED TO THE FIRST QUARTER OF 2008

Net sales.

Net sales for the first quarter of 2009 increased $1,849,000 or 32.1% to $7,607,000, from the first quarter of 2008 net sales of $5,758,000. Net sales increased due to the higher level of orders received during 2008 resulting in a larger backlog of orders to fulfill in the first quarter of fiscal year 2009 including increased sales of Multi-Mix® products to defense industry related customers.

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

The following table presents key performance measures that we use to monitor our operating results for the quarters ended April 4, 2009 and March 29, 2008:

	Quarters Ended
	April 4, 2009	March 29,2008
Beginning backlog	$20,967,000	$17,991,000
Plus orders	7,533,000	8,155,000
Less net sales	(7,607,000)	(5,758,000)
Ending backlog	$20,893,000	$20,388,000
Book-to-bill ratio	.99	1.42

Orders of $7,533,000 were received during the first quarter of 2009, a decrease of 622,000 or 7.6% compared to $8,155,000 in orders received during the first quarter of 2008. Backlog increased by $505,000 or 2.5% to $20,893,000 at the end of the first quarter of 2009 compared to $20,388,000 at the end of the first quarter of 2008. The book-to-bill ratio for the first quarter of 2009 was .99 to 1 and for the first quarter of 2008 was 1.42 to 1. Our book-to-bill ratio was lower in the first quarter of 2009 compared to 2008 primarily due to the high sales volume in the first quarter of 2009 and although orders received were lower in the first quarter of 2009 compared to 2008, we continue to receive a consistently high level of orders that are in line with our projections and expectations.

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

Cost of sales and gross profit.

The following table provides comparative gross profit information between the quarters ended April 4, 2009 and March 29, 2008.

	Quarter ended April 4, 2009			Quarter ended March 29, 2008 (Restated)
	$	Increase/ (Decrease) from prior period	% of Net Sales	$	Increase/ (Decrease) from prior period	% of Net Sales
Consolidated gross profit	$3,382,000	$1,569,000	44.5%	$1,813,000	$210,000	31.5%

The increase in consolidated gross profit in the first quarter of 2009 compared to 2008 was primarily due to the increase in sales.  The improved gross profit percentage was due to a return to standard pricing levels compared to the aggressive low pricing strategy that was in place at the end of 2007 and in the first quarter of 2008.  Additionally, the gross profit percentage improved in the first quarter of 2009 due to the impact of the higher level of sales allowing us to better absorb fixed manufacturing costs.

Depreciation expense included in consolidated cost of sales for the first quarter of 2009 was $622,000, an increase of $50,000 compared to the first quarter of 2008.

Selling, general and administrative expenses.

Selling, general and administrative expenses were $2,358,000 for the first quarter of 2009, an increase of $114,000 or 5.1%, compared to the first quarter of 2008.  When expressed as a percentage of net sales, selling, general and administrative expenses decreased from 39.0% of sales in 2008 to 31.0% of sales in 2009. The increase in such expenses for the first quarter of 2009 was due to higher commissions related to the higher sales volume and higher professional fees, that were somewhat offset by a decrease in marketing expense.

Research and development expenses.

Research and development costs decreased $314,000 to $59,000 in the first quarter of 2009 compared to $373,000 in the first quarter of 2008.  The decrease reflects our decision to focus our research and development efforts on military and space applications and reduce our investment in speculative commercial applications. Substantially all of the research and development expenses were related to Multi-Mix® Microtechnology products.

Operating income (loss).

Operating income for the first quarter of 2009 was $965,000, compared to an operating loss of $804,000 for the first quarter of 2008. The improvement in operating income for the first quarter was primarily due to the improved gross profit resulting from increased sales and the decrease in research and development costs compared to the first quarter of 2008.

Interest and other expense, net.

Interest and other expense, net was $65,000 for the first quarter of 2009 compared to interest and other expense, net of $61,000 for the first quarter of 2008. The interest expense was principally incurred on borrowings under the term loans which were financed by Wells Fargo in the first quarter of 2009 and Capital One in the first quarter of 2008.

Income taxes.

Income tax expense was $43,000 in the first quarter of 2009 compared to $0 in the first quarter of 2008.

As of April 4, 2009, we had deferred tax assets of approximately $1.5 million related to net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Our 2002, 2003, 2006 and 2007 net losses have weighed heavily in our overall assessments. We established a full valuation allowance for our remaining U.S. net deferred tax assets as a result of our assessment at December 28, 2002. This assessment continued unchanged from 2003 through the first three months of 2009.

On December 31, 2006, we adopted FIN 48, which clarifies the accounting for uncertainty in tax positions.  As of that date we had no uncertain tax positions and did not record any additional benefits or liabilities.  At April 4, 2009 and March 29, 2008, we had no uncertain tax positions and did not record any additional benefits or liabilities.  We will recognize any accrued interest or penalties related to unrecognized tax benefits within the provision for income taxes.

Internal Revenue Service Code Section 382 places a limitation on the utilization of net operating loss carryforwards when an ownership change, as defined in the tax law, occurs.  Generally, an ownership change occurs when there is a greater than 50 percent change in ownership.  If such a change should occur, the actual utilization of net operating loss carryforwards, for tax purposes, would be limited annually to a percentage of our fair market value at the time of such change.  We may become subject to these limitations in 2009 depending on the extent of the changes in our ownership.

Discontinued operations.

Although there were losses from discontinued operations in later quarters of 2008 and there may be some costs later in the year of 2009 that pertain to discontinued operations, there was no income or loss from discontinued operations in the first quarter of 2009 or 2008.  Accordingly the loss from discontinued operations for the first quarter of 2009 and 2008 was $0.0 per share.

Net income (loss).

For the reasons set forth above, net income for the first quarter of 2009 was $856,000 compared to a net loss of $865,000 for the first quarter of 2008. Net income for the first quarter of 2009 was $0.29 per share compared to a net loss of $0.29 per share for the first quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had liquid resources comprised of cash and cash equivalents totaling approximately $2,426,000 at the end of the first quarter of 2009 compared to approximately $1,192,000 at the end of the first quarter of 2008. The cash position increased primarily as a result of our operating income during the last three quarters. Our working capital was approximately $12,600,000 and our current ratio was 4.5 to 1 at the end of the first quarter of 2009 compared to $11,100,000 and 4.5 to 1, respectively, at the end of 2008.  At April 4, 2009, we had available borrowing capacity under our revolving line of credit of $2,538,000.

Our operating activities provided cash flows of $1,410,000 during the first quarter of 2009 compared to a use of $1,627,000 of operating cash flows during the first quarter of 2008. The cash provided by operating activities in the first quarter of 2009 was mainly due to the net income of $856,000, depreciation and amortization of $651,000, collection of accounts receivable of $873,000 and an increase in customer deposits of $459,000.  These were somewhat offset by an increase in inventories of $847,000 and increase in costs and estimated earnings in excess of billing of $706,000. The primary uses of operating cash flows from for the first quarter of 2008 were the net loss of $865,000 which was reduced by depreciation and amortization of $618,000 and share-based compensation of $120,000, an increase in accounts receivable of $497,000 as a result of the higher first quarter sales level, an increase in inventories of $542,000 to meet the production associated with the increase in backlog and an aggregate decrease in accounts payable, customer deposits and accrued liabilities of $488,000.

In the first quarter of 2009 our net cash used in investing activities was $103,000 compared to the net cash provided by investing activities of $312,000 in the first quarter of 2008.  The cash used in investing activities in the first quarter of 2009 was attributable to the net cash investments in property, plant and equipment of $103,000.  In 2008 the net cash provided by investing activities was due to the cash proceeds from the sale of discontinued operations of $664,000 which was somewhat offset by net cash investments in property, plant and equipment of $352,000. The capital expenditures in the first quarter of 2009 and 2008 were primarily related to new production and test equipment.

Our net cash used in financing activities was $73,000 in the first quarter of 2009 compared to $63,000 in 2008.  In 2009 the net cash used in financing activities was due to repayment of borrowings of $73,000.  In 2008 the net cash used in financing activities was primarily due to repayment of borrowings of $388,000, which was largely offset by the return of restricted cash of $250,000.

Our planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by our $5,000,000 revolving credit facility.

On September 29, 2008, we entered into a credit facility with Wells Fargo Bank, N.A. (“WFB”) (the “Wells Fargo Credit Facility”) which replaced our credit facility with Capital One, N.A. On September 30, 2008, we repaid all outstanding amounts under the credit facility with Capital One, N.A. with the proceeds of the Wells Fargo Credit Facility.  The Wells Fargo Credit Facility consists of a three-year $5,000,000 collateralized revolving credit facility, a three-year $500,000 equipment term loan and a three-year $2,500,000 real estate term loan.  The revolving line of credit is subject to an availability limit under a borrowing base calculation of 85% of eligible domestic accounts receivable with a sublimit of $5,000,000, 75% of eligible foreign accounts receivable with a sublimit of $800,000, and 30% of eligible inventories with a sublimit of $400,000.  The revolving line of credit is also subject to a minimum borrowing base availability of $500,000.  As of April 4, 2009, we had a borrowing base of approximately $3,038,000 and availability under the credit facility as of April 4, 2009 of approximately $2,538,000. The revolving line of credit expires September 29, 2011.  The revolving line of credit bears interest at the prime rate plus one percent, with the prime rate having a floor limit of 5% for loan purposes.  We may request a LIBOR quote for an initial minimum of $1,000,000 with subsequent requests at a minimum of $500,000.  No more than three such requests may be active at any point in time.  LIBOR advances bear interest at the LIBOR rate plus 3.25% for a credit advance, or 3.50% for a term loan.   The equipment loan is required to be repaid in equal monthly installments of $13,900 based on a four-year amortization.  The real estate loan is required to be paid in equal monthly installments amortized over a 180 month time period, with any unpaid principal and interest due and payable on the termination date of September 29, 2011. The two term loans require mandatory prepayment subject to a prepayment fee of 1%-2% of the outstanding balance should the appraised value of the collateral fall below certain levels.

The equipment term loan bears interest at the prime (with a floor of 5%) rate plus 1%.  The real estate term loan bears interest at the prime rate (with a floor of 5%) plus 1.50% or LIBOR plus 3.50%.

The Wells Fargo Credit Facility is collateralized by substantially all of our assets.

The credit facility requires us to maintain certain financial covenants, including a minimum debt service coverage ratio of not less than 1.1 to 1.0 and minimum net income.  For the quarter ended April 4, 2009 and for the quarters ending July 4, 2009 and beyond, net income is not to be less than 75% of our projected net income and not more than 100% of our projected net loss.  Additionally, the credit facility prohibits us from incurring or contracting to incur capital expenditures exceeding $600,000 in the year ending January 2, 2010 and $600,000 in each subsequent year-end.  We also must also not permit the amount due from our affiliate in Costa Rica, Multi-Mix Microtechnology S.R.L to exceed $4,500,000 through the quarter ended April 4, 2009, $4,750,000 through the quarter ending July 4, 2009 and $5,000,000 through the quarter ending October 3, 2009 and each fiscal quarter thereafter.  The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends the sale of certain assets and other corporate transactions, without Wells Fargo’s consent.  We were in compliance with all of our financial covenants as of April 4, 2009.

As of April 4, 2009, under the Wells Fargo Credit Facility, we had no amount outstanding under the revolving credit facility, $427,083 outstanding under the equipment term loan and $2,402,779 outstanding under the real estate term loan.

At April 4, 2009 and January 3, 2009, the fair value of our debt approximates carrying value. The fair value of our long-term debt is estimated based on current interest rates.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first three months of 2009 by approximately $548,000, and we anticipate that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2009 by approximately $1,900,000. We intend to issue commitments to purchase $500,000 of capital equipment from various vendors for the remainder of 2009. We anticipate that such equipment will be purchased and become operational during 2009.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS Statement No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other accounting principles generally accepted in the United States of America. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FAS 142-3 did not have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of the standard did not have a material impact on our consolidated financial position and results of operations since we did not elect the fair value option for financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) established principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired company and the goodwill acquired. SFAS 141(R) also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. The adoption of SFAS 141R did not have a material impact on our consolidated financial statements.

On April 1, 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” This FSP amends and clarifies FASB Statement No. 141 (revised 2007), “Business Combinations”, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. FAS 141(R)-1 shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of FSP No. FAS 141(R)-1 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51" ("SFAS No. 160"). SFAS No. 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. The adoption of  SFAS No. 160 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In November 2008, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 08-6, "Equity Method Investment Accounting Considerations."  EITF 08-6 applies to all investments accounted for under the equity method.  It states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than SFAS 141(R).  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor's share of the investee's net assets exceeds the investor's initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by an investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee's share issuance shall be recognized in earnings. EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively.  The provisions of EITF 08-6 will be adopted in 2009.  The adoption of EITF 08-6 did not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about the market risks affecting Merrimac, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2009, which is incorporated herein by reference.  Our exposure to market risk has not changed materially since January 3, 2009.

ITEM 4(T). CONTROLS AND PROCEDURES

As of April 4, 2009, (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 4, 2009, the Company's disclosure controls and procedures were not effective.

In designing and evaluating the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934), management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We believe that our disclosure controls and procedures do not provide such reasonable assurance.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonably possible likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified the following material weakness in its internal control over financial reporting as of April 4, 2009:

Control and Procedure Weaknesses

Management identified that there was inadequate preparation and review of inventory and other account analyses, account summaries and account reconciliations during the financial closing and reporting process. The cause of the weaknesses is largely due to a lack of personnel with sufficient financial reporting experience to prepare and review the analyses and reconciliations. The control and procedure weaknesses primarily affected the valuation of inventory at April 3, 2009.

Remediation

While a material weakness existed at April 4, 2009, during the first quarter of 2009 the Company made some key changes to improve the internal controls concerning financial reporting.  The changes were primarily focused on improving the procedures related to, and training of personnel responsible for, the timely closing of manufacturing jobs in the enterprise resource planning (“ERP”) software implemented in 2008.  Additionally, procedures were added to ensure that job costs were properly analyzed and determined prior the closing of the jobs and improvements were made to the monthly closing procedures. No other changes occurred in the Company’s internal controls concerning financial reporting during the Company’s first quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting. In the second quarter the Company hired an experienced cost accountant and recently concluded the process of hiring a new controller who is scheduled to join the Company in June 2009.  On-going analysis of procedures, key controls, related reporting and training are continuing in the second quarter.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are party to lawsuits arising in the normal course of business. It is the opinion of our management that the disposition of these various lawsuits will not individually or in the aggregate have a material adverse effect on our consolidated financial position or the results of operations.

On March 10, 2008, a statement of claim in Ontario Superior Court of Justice was filed by nineteen former FMI employees against Merrimac, FMI and FTG seeking damages for wrongful dismissal for approximately $1,000,000 (Canadian $977,000) following the sale of FMI’s assets to FTG. The former FMI employees are alleging that an employment contract existed between FMI and the plaintiffs and are seeking additional damages for termination of the alleged contract.  We have an Employment Practices Liability insurance policy that extends coverage to our subsidiaries.  The insurance carrier agreed to provide a defense in this matter on April 24, 2008 and they retained Canadian counsel to defend this claim.  Thus far we have paid fees and legal costs of $25,000 related to the matter which is the deductible amount of the insurance policy. In accordance with the requirements of SFAS No. 5, after discussions with counsel, we believe an unfavorable outcome is probable and we estimate the amount of the probable loss to be $50,000 for which we made a provision as of the end of our fiscal year 2008. We and our insurance carrier intend to defend these claims vigorously.

ITEM 1A. RISK FACTORS.

There have been no material changes to our Risk Factors from those presented in our Form 10-K for fiscal year 2008.

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

MERRIMAC INDUSTRIES, INC.

Date: May 19, 2009	By:	/s/ Mason N. Carter
Mason N. Carter
Chairman, President and
Chief Executive Officer

Date: May 19, 2009	By:	/s/ J. Robert Patterson
J. Robert Patterson
Vice President, Finance and
Chief Financial Officer