Form 10-Q
period 2009-07-04
MERRIMAC INDUSTRIES INC
filed 2009-08-17
CIK 706864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒                       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009

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
Yes ☐           No ☒

As of August 14, 2009, there were 2,983,856 shares of Common Stock, par value $.01 per share, outstanding.

MERRIMAC INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Quarters Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
		(Restated)		(Restated)

Net sales	$8,089,056	$7,490,266	$15,695,588	$13,247,952

Costs and expenses:
Cost of sales	4,722,539	4,691,040	8,946,623	8,635,721
Selling, general and administrative	2,313,217	2,350,695	4,671,619	4,595,265
Research and development	157,127	374,581	216,522	747,399
Gain on sale of asset	(40,579)	-	(40,579)	-
	7,152,304	7,416,316	13,794,185	13,978,385

Operating income (loss)	936,752	73,950	1,901,403	(730,433)
Interest and other expense, net	(68,697)	(48,607)	(134,042)	(109,180)
Income (loss) from continuing operations before
income taxes	868,055	25,343	1,767,361	(839,613)
Provision for income taxes	199,909	-	242,735	-
Income (loss) from continuing operations	668,146	25,343	1,524,626	(839,613)

Income (loss) from discontinued operations, after
income taxes	50,505	(55,036)	50,505	(55,036)
Net income (loss)	$718,651	$(29,693)	$1,575,131	$(894,649)
Income (loss) per common share from continuing
operations - basic	$.23	$.01	$.52	$(.29)
Income (loss) per common share from discontinued
operations - basic	$.01	$(.02)	$.01	$(.01)
Net income (loss) per common share - basic	$.24	$(.01)	$.53	$(.30)

Income (loss) per common share from continuing
operations - diluted	$.22	$.01	$.51	$(.29)
Income (loss) per common share from discontinued
operations - diluted	$.02	$(.02)	$.02	$(.01)
Net income (loss) per common share - diluted	$.24	$(.01)	$.53	$(.30)

Weighted average number of shares outstanding-basic	2,961,157	2,939,788	2,956,741	2,936,155

Weighted average number of shares outstanding-diluted	3,016,583	2,945,203	2,993,204	2,936,155

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 4,	January 3,
	2009	2009
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,643,662	$1,191,768
Accounts receivable, net	6,766,944	5,765,575
Inventories, net	5,336,447	4,899,706
Other current assets	625,185	542,320
Costs and estimated earnings in excess of billings on uncompleted contracts	3,009,354	1,880,338
Total current assets	17,381,592	14,279,707

Property, plant and equipment	37,939,546	37,765,928
Less accumulated depreciation and amortization	29,791,229	28,556,441
Property, plant and equipment, net	8,148,317	9,209,487
Other assets	474,564	543,217
Total assets	$26,004,473	$24,032,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$291,667	$291,667
Accounts payable	539,508	794,351
Accrued liabilities	1,323,463	1,432,124
Customer deposits	1,150,935	654,133
Income taxes payable	40,286	17,448
Total current liabilities	3,345,859	3,189,723

Long-term debt, net of current portion	2,408,076	2,611,111
Deferred liabilities	55,773	64,254
Total liabilities	5,809,708	5,865,088

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares
No shares issued	–	–
Common stock, par value $.01 per share:
20,000,000 shares authorized; 3,346,761 and 3,315,229 shares issued; and 2,983,856 and 2,952,324 shares outstanding, respectively	33,468	33,153
Additional paid-in capital	20,831,920	20,379,924
Retained earnings	2,451,541	876,410
	23,316,929	21,289,487
Less treasury stock, at cost – 362,905 shares at July 4, 2009 and January 3, 2009	(3,122,164)	(3,122,164)
Total stockholders’ equity	20,194,765	18,167,323
Total liabilities and stockholders’ equity	$26,004,473	$24,032,411

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JULY 4, 2009
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Totals
Balance, January 3, 2009	3,315,229	$33,153	$20,379,924	$876,410	362,905	$(3,122,164)	$18,167,323
Net income				1,575,131			1,575,131
Share-based compensation			220,933				220,933
Exercise of stock options	31,532	315	231,063				231,378
Balance, July 4, 2009	3,346,761	$33,468	$20,831,920	$2,451,541	362,905	$(3,122,164)	$20,194,765

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	July 4, 2009	June 28, 2008
		Restated
Cash flows from operating activities:
Net income (loss)	$1,575,131	$(894,649)
Income (loss) from discontinued operations	50,505	(55,036)
Income (loss) from continuing operations	1,524,626	(839,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,290,804	1,270,228
Gain on sale of assets	(40,579)	–
Amortization of deferred financing costs	56,309	16,080
Share-based compensation	220,933	257,560
Changes in operating assets and liabilities:
Accounts receivable	(1,001,369)	(2,309,499)
Inventories	(436,741)	(547,446)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,129,016)	–
Other current assets	(82,865)	125,749
Other assets	12,344	125,891
Accounts payable	(254,843)	141,534
Accrued liabilities	(108,661)	(298,214)
Customer deposits	496,802	154,034
Income taxes payable	22,838	–
Deferred liabilities	(8,481)	1,478
Net cash provided by (used in) operating activities of continuing operations	562,101	(1,902,218)
Income (loss) from discontinued operations	50,505	(55,036)
Net cash provided by (used in) operating activities	612,606	(1,957,254)

Cash flows from investing activities:
Purchases of capital assets	(246,257)	(612,893)
Cash proceeds from sale of asset	57,202	664,282
Net cash (used in) provided by investing activities	(189,055)	51,389

Cash flows from financing activities:
Borrowings under revolving credit facility	–	500,000
Repayment of long-term debt	(203,035)	(525,000)
Restricted cash returned	–	250,000
Proceeds from the exercise of stock options	231,378	28,331
Proceeds from Stock Purchase Plan sales	–	57,437
Net cash provided by financing activities	28,343	310,768

Net increase (decrease) in cash and cash equivalents	451,894	(1,595,097)

Cash and cash equivalents at beginning of period	1,191,768	2,004,471

Cash and cash equivalents at end of period	$1,643,662	$409,374

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest on credit facilities	$147,779	$112,717

Income taxes	$220,000	$–

See accompanying notes

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by accounting principles generally accepted in the United States of America for a full fiscal year. The financial statements do, however, reflect all adjustments of a normal recurring nature, which are in the opinion of management, necessary for a fair presentation of the financial position of Merrimac Industries, Inc. (“Merrimac” or the “Company”) as of July 4, 2009 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year.

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

We evaluated subsequent events through August 17, 2009, the date of financial statement issuance.

2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the Company’s management determined that there were misstatements in the Company’s previously reported fiscal year 2008 quarterly financial statements.  These misstatements were due to a combination of factors and primarily affected work in process inventories and cost of goods sold as well as having a minor impact on accrued liabilities and selling, general and administrative expenses.  The main factors causing the misstatements were control deficiencies following the Company-wide conversion to an enterprise resource planning (ERP) software system and as a result of changes in personnel in the Company’s financial operations department.  The unaudited condensed impact of the errors found affected all three previously reported quarters of fiscal year 2008 and the restatement of the quarterly consolidated financial statements were presented in the Company’s fiscal year 2008 Form 10-K. The condensed consolidated statement of operations for the quarter and six months ended June 28, 2008 and condensed consolidated statements of cash flows for the six months ended June 28, 2008 presented herein are the restated condensed consolidated financial statements and throughout this Form 10-Q, where applicable, the restated condensed consolidated financial statements for the quarter ended and six months ended June 28, 2008 are presented.

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

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The operating results of FMI, which were formerly represented as Merrimac’s microwave micro-circuitry segment for the quarters and six months ended July 4, 2009 and June 28, 2008 are summarized as follows:

	Quarter Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	$-	$-	$-	$-
Income (loss) from discontinued operations before provision for income taxes	$50,505	$(55,036)	$50,505	$(55,036)
Provision for income taxes	-	-	-	-
Income (loss) from discontinued operations	$50,505	$(55,036)	$50,505	$(55,036)

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

Periodically, the Company has complex, long-term contracts for the engineering design, development and production of space electronics products for which revenue is recognized under the percentage-of-completion method. Sales and related contract costs for design and documentation services under this type of contract are recognized based on the cost-to-cost method. Sales and related contract costs for products delivered under these contracts are recognized on the units-of-delivery method. The Company has one contract which is primarily related to the design and development (and to a lesser extent, the production of space electronics) for which revenue under the entire contract is recognized under the percentage-of-completion method using the cost-to-cost method. For such contract, the Company has recognized costs and estimated earnings in excess of billings of approximately $3,009,000 at July 4, 2009.

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

6. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”. The FSP clarifies the application of Statement of Financial Accounting Standards (“SFAS”) Statement No. 157, “Fair Value Measurements” (“FAS 157”) in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP is effective for prior periods for which financial statements have not been issued. Management currently believes that FAS 157-3 will have no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in FAS 157. The FSP amends FAS 157 to require interim disclosures of the valuation techniques and related inputs used to measure fair value and any changes to those valuation techniques and inputs. The FSP also provides additional guidance on defining the major categories of equity and debt securities measured at fair value in meeting the disclosure requirements of FAS 157. FSP FAS 157-4 is applied prospectively to all fair value measurements where appropriate and is effective for the Company’s interim and annual periods beginning in the second quarter of fiscal year 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an Amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal periods beginning after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

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

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for this fiscal quarter ending July 4, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s interim or annual financial statements or the disclosures in those financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by FASB to be applied by non-governmental entities. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 will not have any impact on the Company's results of operations or financial position.

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

The components of share-based compensation expense in the statements of operations are as follows:

	Quarters Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Stock options	$92,000	$100,000	$187,000	$198,000
Restricted stock	17,000	32,000	34,000	47,000
Employee stock purchase plan	-	6,000	-	13,000
Total share-based compensation	$109,000	$138,000	$221,000	$258,000

For the quarters and six months ended July 4, 2009 and June 28, 2008, share-based compensation expense was allocated as follows:

	Quarters Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Cost of sales	$40,000	$45,000	$82,000	$90,000
Selling, general and administrative	69,000	93,000	139,000	168,000
Total share-based compensation	$109,000	$138,000	$221,000	$258,000

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option valuation model.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following weighted average assumptions for options granted in the quarter and six months ended July 4, 2009 and June 28, 2008 were utilized:

	2009	2008
Expected option life (years)	6.0	6.0
Expected volatility	63.75%	37.56%
Risk-free interest rate	2.13%	3.14%
Expected dividend yield	0.00%	0.00%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Share-Based Compensation Plans:

At July 4, 2009, the Company maintains share-based compensation arrangements under the following plans: (i) 1997 Long Term Incentive Plan; (ii) 2001 Stock Option Plan; (iii) 2006 Stock Option Plan; (iv) 2006 Key Employee Incentive Plan; and (v) 2006 Non-Employee Directors' Stock Plan (see Note 7 of Form 10-K).

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

At July 4, 2009, there were 292,068 options outstanding under the 2006 Stock Option Plan of which 195,449 were exercisable. Options are granted at the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan.  Options available for grant under the 2006 Stock Option Plan were 207,800 at July 4, 2009.

At July 4, 2009, there were 80,500 options outstanding under the 1997 Long Term Incentive Plan and the 2001 Stock Option Plan, of which all were exercisable.  No options are available for future grant under the 1997 Long Term Incentive Plan or the 2001 Stock Option Plan.  Under the 1993 Stock Option Plan, there were no options outstanding or available for future grant.

A summary of all stock option activity and information related to all options outstanding for the six months ended July 4, 2009 follows:

	Weighted- Average Exercise Price	Number of Shares	Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2009	$9.12	435,400
Granted	7.82	17,500
Exercised	7.34	(31,532)		$96,000
Expired	7.82	(39,700)
Forfeited	9.58	(9,100)
Outstanding at July 4, 2009	9.33	372,568	6.9	$79,000
Exercisable at July 4, 2009	$9.59	275,949	6.4	$31,000

As of July 4, 2009, the total future compensation cost related to nonvested stock options not yet recognized in the statement of operations was $336,000.  Of that total, $171,000, $121,000, $32,000 and $12,000, are expected to be recognized in 2009, 2010, 2011 and 2012, respectively. As of July 4, 2009, there is no future compensation cost related to the employee stock purchase plan. There were 89,857 and 112,880 options vested during the six months ended July 4, 2009 and June 28, 2008, respectively.

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

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company issued a grant of 9,000 shares of restricted stock, 1,500 shares each, to its six non-employee directors, on June 24, 2009 and June 26, 2008. The per-share price of the grant was $7.82 and $5.15, respectively (the closing price of the Company’s shares on The American Stock Exchange on the date immediately prior to the grant, pursuant to the terms of the plan). One third of such restricted stock vests on each anniversary of the grant date over a three-year period.  Share-based compensation expense for the quarter and six months ended July 4, 2009, related to the grants of restricted stock, was approximately $17,000 and $34,000, respectively, which was based on a straight-line amortization. Share based compensation expense for the quarter and six months ended June 28, 2008, related to the grants of restricted stock, was approximately $32,000 and $47,000, respectively, which was based on a straight-line amortization. Restricted shares of common stock available for grant under the 2006 Non-Employee Directors’ Stock Plan were 62,500 at July 4, 2009.

A summary of unvested restricted stock activity and information related to all restricted stock outstanding follows:

	Weighted-Average Grant-Day Fair Value	Shares
Outstanding at January 3, 2009	$7.36	17,500
Granted	7.82	9,000
Vested	8.07	(8,500)
Outstanding at July 4, 2009	$7.25	18,000

As of July 4, 2009, the total future compensation cost related to the 2006 Non-Employee Directors’ Stock Plan not yet recognized in the statement of operations was $125,000.  Of that total, $34,000, $51,000, $30,000 and $10,000 are expected to be recognized in 2009, 2010, 2011 and 2012, respectively.

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

Inventories consist of the following:

	July 4, 2009	January 3, 2009
Finished goods	$528,175	$700,174
Work in process	2,227,131	1,837,324
Raw materials and purchased parts	2,581,141	2,362,208
Total	$5,336,447	$4,899,706

9. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at July 4, 2009 and January 3, 2009:

	July 4, 2009		January 3, 2009
Wells Fargo Bank N.A.:
Revolving line of credit, 1.00% above prime (prime having a 5% floor limit for loan purposes)	$		$	
Equipment loan, due September 29, 2011, 1.00% above prime (prime having a 5% floor limit for loan purposes) 6.00% at July 4, 2009		338,632		458,333
Mortgage loan, due September 29, 2011, 1.50% above prime (prime having a 5% floor limit for loan purposes) or LIBOR plus 3.5%, 6.50% at July 4, 2009		2,361,111		2,444,445
		2,699,743		2,902,778
Less current portion		291,667		291,667
Long-term portion		$2,408,076		$2,611,111

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 29, 2008, the Company entered into a credit facility with Wells Fargo Bank, N.A. (“WFB”) (the “Wells Fargo Credit Facility”) which replaced the credit facility with Capital One, N.A. On September 30, 2008, the Company repaid all outstanding amounts under the credit facility with Capital One, N.A. with the proceeds of the Wells Fargo Credit Facility.  The Wells Fargo Credit Facility consists of a three-year $5,000,000 collateralized revolving credit facility, a three-year $500,000 equipment term loan and a three-year $2,500,000 real estate term loan.  The revolving line of credit is subject to an availability limit under a borrowing base calculation of 85% of eligible domestic accounts receivable with a sublimit of $5,000,000 and 30% of eligible inventories with a sublimit of $400,000.  The revolving line of credit is also subject to a minimum borrowing base availability of $500,000.  As of July 4, 2009, the Company had a borrowing base of approximately $3,730,000 and availability under the credit facility as of July 4, 2009 of approximately $3,230,000.The revolving line of credit expires September 29, 2011.  The revolving line of credit bears interest at the prime rate plus one percent, with the prime rate having a floor limit of 5% for loan purposes.  The Company may request a LIBOR quote for an initial minimum of $1,000,000 with subsequent requests at a minimum of $500,000.  No more than three such requests may be active at any point in time.  LIBOR advances bear interest at the LIBOR rate plus 3.25% for a credit advance, or 3.50% for a term loan.   The equipment loan is required to be repaid in equal monthly installments of $13,900 based on a four-year amortization period.  The real estate loan is required to be paid in equal monthly installments of $10,400 amortized over a 180 month time period, with any unpaid principal and interest due and payable on the termination date of September 29, 2011.

Interest expense for the six months ended July 4, 2009 was approximately $148,000.

In the second quarter of 2009 the Company sold equipment for approximately $57,000 and all of the proceeds were used to pay down the Wells Fargo equipment loan.

The Wells Fargo Credit Facility is collateralized by substantially all of the Company’s assets.

The credit facility requires the Company to maintain certain financial covenants, including a minimum debt service coverage ratio of not less than 1.1 to 1.0 and minimum net income.  For the quarter ended July 4, 2009 and for the quarters ended July 4, 2009 and beyond, net income is not to be less than 75% of the Company’s projected net income or not more than 100% of the Company’s projected net loss.  Additionally, the credit facility prohibits incurring or contracting to incur capital expenditures exceeding $600,000 in the year ending January 2, 2010 and $600,000 in each subsequent year.  The Company also must also not permit the amount due from its affiliate in Costa Rica, Multi-Mix Microtechnology S.R.L., to exceed $4,750,000 through the quarter ended July 4, 2009 and $5,000,000 through the quarter ending October 3, 2009 and each fiscal quarter thereafter.  The credit agreement contains other standard covenants related to the Company’s operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions, without Wells Fargo’s consent.  The Company was in compliance with all of its financial covenants as of July 4, 2009.

At July 4, 2009 and January 3, 2009, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

10. WARRANTIES

The Company's standard catalog items, as well as products sold under contracts, have warranty obligations. With the exception of a very limited number of contracts, all of the Company’s products have a one-year warranty.  For items sold with extended warranties, estimated warranty costs for each contract are determined based on the contract terms and technology-specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $13,000 and  $15,000 for the quarters ended July 4, 2009 and June 28, 2008, respectively.  Warranty expense was approximately $26,000 and  $65,000 for the six months ended July 4, 2009 and June 28, 2008, respectively. The warranty reserve was $180,000 and $200,000 at July 4, 2009 and January 3, 2009, respectively.

11. INCOME TAXES

The Company recorded a tax provision of $200,000 for the quarter ended July 4, 2009, based on income from continuing operations before taxes of $868,000.  In 2008, the Company did not record a tax benefit for the quarter ended June 28, 2008 based on income from continuing operations before taxes of $25,000.  The Company’s effective tax rate for the quarters ended July 4, 2009 and June 28, 2008 was 23% and 0%, respectively.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded a $247,000 provision for income taxes for the six months ended July 4, 2009 based on income from continuing operations before taxes of $1,767,000.  For the six months ended June 28, 2008, the Company did not record a benefit for income taxes based on the loss from continuing operations before taxes of $840,000.  The Company’s effective tax rate for the six months ended July 4, 2009 and June 28, 2008 is 14% and 0%, respectively.  The provision for income taxes is based on federal, state and foreign income taxes, and has been reduced due to the utilization of net operating loss carryovers.

As of January 3, 2009, the Company had deferred tax assets of approximately $1.5 million related to net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, a portion of which has been used to reduce the Company’s taxable income in the first six months of 2009. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. As a result of the original assessment, the Company established a full valuation allowance for its remaining U.S. net deferred tax assets. This assessment continued unchanged from 2003 through the second quarter of 2009. The Company will continue to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

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

On December 31, 2006, the Company adopted FIN 48, which clarifies the accounting for uncertainty in tax positions.  As of that date the Company had no uncertain tax positions and did not record any additional benefits or liabilities.  At July 4, 2009 and January 3, 2009, the Company had no uncertain tax positions and did not record any additional benefits or liabilities.  The Company will recognize any accrued interest or penalties related to unrecognized tax benefits within the provision for income taxes.

12. BUSINESS SEGMENT DATA

The Company's continuing operations are conducted primarily through one business segment, electronic components and subsystems. This segment involves the design, manufacture and sale of electronic component devices offering extremely broad frequency coverage and high performance characteristics for communications, defense and aerospace applications. Of the identifiable assets, 89% are located in the United States and 11% are located in Costa Rica.

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

Because of the net loss for the six months ended June 28, 2008 approximately 425,000 shares underlying stock options were excluded from the calculation of diluted net loss per share, respectively, as the effect would be anti-dilutive. For the quarter and six months ended July 4, 2009, 32,600 shares underlying options were excluded from the calculation of diluted net income per share, because the options did not have any intrinsic value.

The weighted average number of shares outstanding basic and diluted is as follows:

	Quarter Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net income (loss) for basic and diluted computations	$718,651	$(29,693)	$1,575,131	$(894,649)

Weighted average number of shares outstanding - basic	2,961,157	2,939,788	2,956,741	2,936,155
Dilutive effect of options and restricted stock	55,426	5,415	36,463	
Weighted average number of shares outstanding - diluted	3,016,583	2,945,203	2,993,204	2,936,155
Earnings per common share
Basic	$.24	$(.01)	$.53	$(.30)
Diluted	$.24	$(.01)	$.53	$(.30)

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14. RELATED PARTY TRANSACTIONS

During the second quarter and first six months of 2009, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $63,000 and $161,000, respectively, for providing legal services to the Company. During the second quarter and first six months of 2008, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $96,000 and $169,000, respectively, for providing legal services to the Company. A director of the Company is counsel to Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2009 and 2008, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $7,000 and $17,000 to these companies during the second quarter and first six months of 2009, respectively.  The Company paid an aggregate of $2,000 and $3,000 to these companies during the second quarter and first six months of 2008, respectively. A director of the Company is the chairman and chief executive officer of these companies.

During each of the second quarter and first six months of 2009 and 2008, a director of the Company was paid $9,000 and $18,000, respectively, for providing technology-related consulting services to the Company.

The Company has an agreement with DuPont Electronic Technologies (“DuPont”), a stockholder and the employer of a director, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. No payments were made to DuPont during the second quarter and the first six months of 2009 or 2008. A director of the Company is an officer of DuPont, but does not share in any of these payments.

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

16.  LEGAL PROCEEDINGS

On March 10, 2008, a statement of claim in Ontario Superior Court of Justice was filed by nineteen former FMI employees against the Company, FMI and FTG seeking damages for wrongful dismissal for approximately $1,000,000 (Canadian $977,000) following the sale of FMI’s assets to FTG. The former FMI employees are alleging that an employment contract existed between FMI and the plaintiffs and are seeking additional damages for termination of the alleged contract.  The Company has an Employment Practices Liability insurance policy that extends coverage to the Company’s subsidiaries.  The insurance carrier agreed to provide a defense in this matter on April 24, 2008 and they retained Canadian counsel to defend this claim.  Thus far the Company has paid fees and legal costs of $25,000 related to the matter, which is the deductible amount of the insurance policy. In accordance with the requirements of SFAS No. 5, after discussions with counsel, the Company believed at January 3, 2009 that an unfavorable outcome was probable and management estimated the amount of the probable loss, net of insurance coverage, to be $50,000 for which a provision was made. As of July 4, 2009, the Company believed the probable loss, net of insurance coverage, to be $20,000. Accordingly the Company adjusted their provision by approximately $30,000 in the second quarter of 2009. The Company and their insurance carrier are defending these claims vigorously.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of July 4, 2009 and January 3, 2009 because of the relative short maturity of these instruments. At July 4, 2009 and January 3, 2009, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

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

We anticipate that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2009 by approximately $2,000,000. We intend to issue commitments to purchase approximately $350,000 of capital equipment from various vendors for the remainder of 2009 and we anticipate that such equipment will be purchased and become operational during the remainder of 2009.  Our planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by our $5,000,000 revolving credit facility with Wells Fargo.

Selling, general and administrative expenses consist of personnel costs for administrative, selling and marketing groups, sales commissions to employees and manufacturing representatives, travel, product marketing and promotion costs, as well as legal, accounting, information technology and other administrative costs. In 2009 we may need to increase our expenditures for selling, general and administrative expenses, especially in connection with the implementation of our strategic plan for generating and expanding sales of Multi-Mix® products.

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

The operating results of FMI, formerly represented as our microwave micro-circuitry segment, on the condensed consolidated financial statements for the quarters and six months ended July 4, 2009 and June 28, 2008 are summarized as follows:
	Quarter Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
Net sales	$-	$-	$-	$-
Income (loss) from discontinued operations before provision for income taxes	$50,505	$(55,036)	$50,505	$(55,036)
Provision for income taxes	-	-	-	-
Income (loss) from discontinued operations	$50,505	$(55,036)	$50,505	$(55,036)

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

Periodically, we have complex, long-term contracts for the engineering design, development and production of space electronics products for which revenue is recognized under the percentage-of-completion method. Sales and related contract costs for design and documentation services under this type of contract are recognized based on the cost-to-cost method. Sales and related contract costs for products delivered under these contracts are recognized on the units-of-delivery method. We have one contract, which is primarily related to the design and development (and to a lesser extent, the production of space electronics) for which revenue under the entire contract is recognized under the percentage-of-completion method using the cost-to-cost method. For such contract, we have recognized revenues, costs and estimated earnings in excess of billings of approximately $3,009,000 at July 4, 2009.

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

Write offs or write-downs of inventories generally arise from:

•	declines in the market value of inventories;
•	changes in customer demand for inventories, such as cancellation of orders; and
•	our purchases of inventories beyond customer needs that result in excess quantities on hand and that we are not able to return to the vendor or charge back to the customer.

Valuation of Deferred Tax Assets

As of July 4, 2009, we have significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, which should reduce taxable income in future periods. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. The Company established a full valuation allowance for our remaining U.S. net deferred tax assets as a result of our assessment at December 28, 2002. This assessment continued unchanged from 2003 through the second quarter of 2009.

The following table reflects the percentage relationships of items from the Condensed Consolidated Statements of Operations as a percentage of net sales.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
(UNAUDITED)

	Percentage of Net Sales		Percentage of Net Sales
	Quarters Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2009	2008	2009	2008
		Restated		Restated
Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	58.4	62.6	57.0	65.2
Selling, general and administrative	28.6	31.4	29.8	34.7
Research and development	1.9	5.0	1.4	5.6
Gain on sale of asset	(0.5)	-	(0.3)	-
	88.4	99.0	87.9	105.5

Operating income (loss)	11.6	1.0	12.1	(5.5)
Interest and other expense, net	(0.9)	(0.7)	(0.8)	(0.8)

Income (loss) from continuing operations before income taxes	10.7	0.3	11.3	(6.3)
Provision for income taxes	2.4	-	1.6	-
Income (loss) from continuing operations	8.3	0.3	9.7	(6.3)

Income (loss) from discontinued operations after income taxes	0.6	(0.7)	0.3	(0.4)
Net income (loss)	8.9%	(0.4)%	10.0%	(6.7)%

SECOND QUARTER AND FIRST SIX MONTHS OF 2009 COMPARED TO THE SECOND QUARTER AND FIRST SIX MONTHS OF 2008

Net sales.

Net sales increased for the second quarter and the first six months of 2009.  Net sales in the second quarter increased $599,000 or 8.0% to $8,089,000, from the second quarter of 2008 net sales of $7,490,000. For the first six months of 2009 net sales increased 18.5% or $2,448,000, to $15,696,000 compared to net sales of $13,248,000 for the first six months of 2008. Net sales for the second quarter and the first six months of 2009 increased due to the higher level of orders received during 2008 resulting in a larger backlog of orders to fulfill in fiscal year 2009 including increased sales of Multi-Mix® products to defense industry related customers.

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

The following table presents key performance measures that we use to monitor our operating results for the six months ended July 4, 2009 and June 28, 2008:

	Six Months Ended
	July 4, 2009	June 28, 2008
Beginning backlog	$20,967,000	$17,991,000
Plus orders	15,267,000	15,393,000
Less net sales	(15,696,000)	(13,248,000)
Ending backlog	$20,538,000	$20,136,000
Book-to-bill ratio	.97	1.16

Orders of $15,267,000 were received during the first six months of 2009, a decrease of $126,000 or 0.8% compared to $15,393,000 in orders received during the first six months of 2008. Backlog increased by $402,000 or 2.0% to $20,538,000 at the end of the first six months of 2009 compared to $20,136,000 at the end of the first six months of 2008. The book-to-bill ratio for the first six months of 2009 was .97 to 1 and for the first six months of 2008 was 1.16 to 1. Our book-to-bill ratio was lower in the first six months of 2009 compared to 2008 primarily due to the high sales volume in the first six months of 2009 and a delay in the receipt of expected orders. Our technology is incorporated into a wide variety of defense and commercial systems and due to program complexities inherent in these programs, the exact timing of orders is difficult to predict.  However, we continue to receive a consistently high level of orders that are in line with our projections and we expect our book to bill ratio to exceed 1.0 to 1 for 2009.

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

Cost of sales and gross profit.

Gross profit and gross profit percentage increased for both the second quarter and first six months of 2009 compared to the same periods in 2008. Gross profit for the second quarter of 2009 increased $568,000 or 20.3%, to $3,367,000 compared to $2,799,000 for the second quarter of 2008.  Gross profit margin for the second quarter of 2009 was 41.6% compared to 37.4% for the second quarter of 2008. Gross profit for the first six months of 2009 increased 46.3% or $2,137,000 to $6,749,000 from $4,612,000 in the first six months of 2008. Gross profit margin for the first six months of 2009 was 43.0% compared to 34.8% for the first six months of 2008.

The increase in consolidated gross profit in the second quarter and first six months of 2009 compared to the same periods in 2008 was primarily due to the increase in sales.  The increase in sales also had a favorable impact on our gross profit percentage in the second quarter and first six months of 2009, allowing us to better absorb fixed manufacturing costs.  Additionally, the improvement in the gross profit percentage was due in part to improved market conditions in the first half of 2009 compared to the soft market and competitive pricing pressure that existed in the first half of 2008.

Selling, general and administrative expenses.

Selling, general and administrative expenses were $2,313,000 for the second quarter of 2009, a slight decrease of $38,000 or 1.6%, compared to $2,351,000 in the second quarter of 2008.  The decrease in such expenses for the second quarter of 2009 was primarily due to a decrease in selling and marketing expenses that were largely offset by higher professional fees. When expressed as a percentage of net sales, selling, general and administrative expenses decreased from 31.4% of sales in the second quarter of 2008 to 28.6% of sales in the second quarter of 2009. For the first six months of 2009 selling, general and administrative expenses were $4,672,000 compared to $4,595,000 in the first six months of 2008 an increase of $77,000 or 1.7%. The increase in such expenses for the first six months of 2009 was primarily due to higher professional fees that were largely offset by a decrease in selling and marketing expense. When expressed as a percentage of net sales, selling, general and administrative expenses decreased from 34.7% of sales in the first six months of 2008 to 29.8% of sales in the first six months of 2009.

Research and development expenses.

Research and development costs decreased in both the second quarter and first six months of 2009.  Research and development costs in the second quarter of 2009 were $157,000 compared to $374,000 in 2008, a decrease of $217,000 or 58.0%. Research and development costs for the first six months of 2009 were $217,000 compared to $747,000 in 2008, a decrease of $531,000 or 71.1%. The decreases reflect our decision to focus our research and development efforts on military and space applications and reduce our investment in speculative commercial applications. Substantially all of the research and development expenses were related to Multi-Mix® Microtechnology process enhancements.

Operating income (loss)

Operating income for the second quarter and first six months of 2009 was $937,000 and $1,901,000, respectively, compared to an operating income of $74,000 for the second quarter of 2008 and an operating loss of $730,000 in the first six months of 2008. The improvement in operating income for the second quarter and first six months of 2009 was primarily due to the improved gross profit resulting from increased sales and gross profit margins as well as the decrease in research and development costs compared to the first six months of 2008.

Interest and other expense, net.

Interest and other expense, net was $69,000 for the second quarter of 2009 compared to interest and other expense, net of $49,000 for the second quarter of 2008. Interest and other expense, net was $134,000 for the first six months of 2009 compared to interest and other expense, net of $109,000 for the first six months of 2008. The interest expense was principally incurred on borrowings under the term loans, which were financed by Wells Fargo in the second quarter and first six months of 2009 and Capital One in the second quarter and first six months of 2008. The increase in interest expense in the second quarter and first six months of 2009 compared to 2008 was primarily due to increased amortization of loan costs for the Wells Fargo Credit Facility compared to the amortization of the Capital One loan costs.

Income taxes.

Income tax expense was $200,000 and $243,000 in the second quarter and first six months of 2009 compared to $0 in the second quarter and first six months of 2008. The provision for income taxes in the second quarter and first six months of 2009 is based on the expectation that we will fully utilize our net operating loss carryforwards in 2009.

As of January 3, 2009, we had deferred tax assets of approximately $1.5 million related to net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, a portion of which has been used to reduce our taxable income in the first six months of 2009. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Our 2002, 2003, 2006 and 2007 net losses have weighed heavily in our overall assessments. As a result of the original assessment, we established a full valuation allowance for our remaining U.S. net deferred tax assets. This assessment continued unchanged from 2003 through the first six months of 2009.

On December 31, 2006, we adopted FIN 48, which clarifies the accounting for uncertainty in tax positions.  As of that date we had no uncertain tax positions and did not record any additional benefits or liabilities.  At July 4, 2009 and June 28, 2008, we had no uncertain tax positions and did not record any additional benefits or liabilities.  We will recognize any accrued interest or penalties related to unrecognized tax benefits within the provision for income taxes.

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

Discontinued operations.

Income from discontinued operations was $51,000 in the second quarter and first six months of 2009 compared to a loss from discontinued operations of $55,000 in the second quarter and first six months of 2008. Accordingly the income from discontinued operations for the second quarter and first six months of 2009 was $0.01 per share, basic, compared to a loss from discontinued operations for the second quarter and first six months of 2008 of $0.02 and $0.01 per share, basic, respectively. Income from discontinued operations for the second quarter and first six months of 2009 was $0.02 per share, diluted, compared to a loss from discontinued operations for the second quarter and first six months of 2008 of $0.02 and $0.01 per share, diluted, respectively. Although there was income from discontinued operations in the second quarter and six months of 2009, there may be some costs later in the year of 2009 that pertain to discontinued operations.

Net income (loss).

For the reasons set forth above, net income for the second quarter and first six months of 2009 was $719,000 and $1,575,000, respectively, compared to a net loss of $30,000 for the second quarter of 2008 and a net loss of $895,000 in the first six months of 2008. Net income per share, basic and diluted, for the second quarter and first six months of 2009 was $0.24 and $0.53, respectively, compared to a net loss per share, basic and diluted, of $0.01 and $0.30 per share, respectively, for the second quarter and first six months of 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had liquid resources comprised of cash and cash equivalents totaling approximately $1,644,000 at the end of the first six months of 2009 compared to approximately $1,192,000 at the end of 2008. The cash position increased primarily as a result of our operating income during the last two quarters. Our working capital was approximately $14,000,000 and our current ratio was 5.2 to 1 at the end of the first six months of 2009 compared to $11,100,000 and 4.5 to 1, respectively, at the end of 2008.  At July 4, 2009, we had available borrowing capacity under our revolving line of credit of $3,230,000.

Our operating activities from continuing operations provided cash flows of $562,000 during the first six months of 2009 compared to a use of $1,902,000 of operating cash flows during the first six months of 2008. The cash provided by operating activities in the first six months of 2009 was mainly due to the net income from continuing operations of $1,525,000, depreciation and amortization of $1,291,000 and an increase in customer deposits of $497,000.  These were offset in part by an increase in accounts receivable of $1,001,000, resulting from higher sales, an increase in inventories of $437,000 needed to meet production needs, and increase in costs and estimated earnings in excess of billing of $1,129,000. The primary uses of operating cash flows from continuing operations for the first six months of 2008 were the net loss from continuing operations of $840,000 and increase in accounts receivable of $2,309,000, due to higher sales levels, and an increase in inventories of $547,000 needed to meet production needs.  These were offset in part by depreciation and amortization of $1,270,000.

In the first six months of 2009 our net cash used in investing activities was $189,000 compared to the net cash provided by investing activities of $51,000 in the first six months of 2008.  The cash used in investing activities in the first six months of 2009 was attributable to the net cash investments in property, plant and equipment of $246,000, which was offset in part by proceeds from the sale of assets of $57,000.  In 2008 the net cash provided by investing activities was due to the cash proceeds from the sale of discontinued operations of $664,000, which was largely offset by net cash investments in property, plant and equipment of $613,000. The capital expenditures in the first six months of 2009 and 2008 were primarily related to new production and test equipment.

 Our net cash provided by financing activities was $28,000 in the first six months of 2009 compared to $311,000 in 2008.  In 2009 the net cash provided by financing activities was due to proceeds from the exercise of stock options of $231,000, which was largely offset by repayment of long-term debt of $203,000.  In 2008 the net cash provided by financing activities was primarily due to borrowings of $500,000 under the revolving line of credit and the return of restricted cash of $250,000.  These were offset in part by the repayment of long-term debt of $525,000.

Our planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by our $5,000,000 revolving credit facility.

On September 29, 2008, we entered into a credit facility with Wells Fargo Bank, N.A. (“WFB”) (the “Wells Fargo Credit Facility”) which replaced our credit facility with Capital One, N.A. On September 30, 2008, we repaid all outstanding amounts under the credit facility with Capital One, N.A. with the proceeds of the Wells Fargo Credit Facility.  The Wells Fargo Credit Facility consists of a three-year $5,000,000 collateralized revolving credit facility, a three-year $500,000 equipment term loan and a three-year $2,500,000 real estate term loan.  The revolving line of credit is subject to an availability limit under a borrowing base calculation of 85% of eligible domestic accounts receivable with a sublimit of $5,000,000 and 30% of eligible inventories with a sublimit of $400,000.  The revolving line of credit is also subject to a minimum borrowing base availability of $500,000.  As of July 4, 2009, we had a borrowing base of approximately $3,730,000 and availability under the credit facility as of July 4, 2009 of approximately $3,230,000. The revolving line of credit expires September 29, 2011.  The revolving line of credit bears interest at the prime rate plus one percent, with the prime rate having a floor limit of 5% for loan purposes.  We may request a LIBOR quote for an initial minimum of $1,000,000 with subsequent requests at a minimum of $500,000.  No more than three such requests may be active at any point in time.  LIBOR advances bear interest at the LIBOR rate plus 3.25% for a credit advance, or 3.50% for a term loan.   The equipment loan is required to be repaid in equal monthly installments of $13,900 based on a four-year amortization.  The real estate loan is required to be paid in equal monthly installments amortized over a 180 month time period, with any unpaid principal and interest due and payable on the termination date of September 29, 2011. The two term loans require mandatory prepayment subject to a prepayment fee of 1%-2% of the outstanding balance should the appraised value of the collateral fall below certain levels.

The equipment term loan bears interest at the prime (with a floor of 5%) rate plus 1%.  The real estate term loan bears interest at the prime rate (with a floor of 5%) plus 1.50% or LIBOR plus 3.50%.

The Wells Fargo Credit Facility is collateralized by substantially all of our assets.

The credit facility requires us to maintain certain financial covenants, including a minimum debt service coverage ratio of not less than 1.1 to 1.0 and minimum net income.  For the quarter ended July 4, 2009 and for the quarters ending July 4, 2009 and beyond, net income is not to be less than 75% of our projected net income and not more than 100% of our projected net loss.  Additionally, the credit facility prohibits us from incurring or contracting to incur capital expenditures exceeding $600,000 in the year ending January 2, 2010 and $600,000 in each subsequent year-end.  We also must also not permit the amount due from our affiliate in Costa Rica, Multi-Mix Microtechnology S.R.L to exceed $4,750,000 through the quarter ending July 4, 2009 and $5,000,000 through the quarter ending October 3, 2009 and each fiscal quarter thereafter.  The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends the sale of certain assets and other corporate transactions, without Wells Fargo’s consent.  We were in compliance with all of our financial covenants as of July 4, 2009.

In the second quarter of 2009 we sold equipment for approximately $57,000 and all of the proceeds were used to pay down the Wells Fargo equipment loan.

As of July 4, 2009, under the Wells Fargo Credit Facility, we had no amount outstanding under the revolving credit facility, $338,632 outstanding under the equipment term loan and $2,361,111 outstanding under the real estate term loan.

At July 4, 2009 and January 3, 2009, the fair value of our debt approximates carrying value. The fair value of our long-term debt is estimated based on current interest rates.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first six months of 2009 by approximately $1,045,000, and we anticipate that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2009 by approximately $2,000,000. We intend to issue commitments to purchase $350,000 of capital equipment from various vendors for the remainder of 2009. We anticipate that such equipment will be purchased and become operational during 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 6, " Recent Accounting Pronouncements," to the Company's Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.

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

ITEM 4(T). CONTROLS AND PROCEDURES

As of July 4, 2009, (the end of the period covered by this report), the Company's management carried out an evaluation, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 4, 2009, the Company's disclosure controls and procedures were effective.

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

In previous periods (quarter ended September 28, 2008, year ended January 3, 2009 and quarter ended April 4, 2009) management identified material weakness in its internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonably possible likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the quarter ended July 4, 2009, the Company made the following changes in its internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting: an experienced cost accountant was hired, an experienced controller was hired, new controls and procedures related to job costing analysis and inventory were added and new review procedures related to the month end closing and financial statement preparation process were added. Also in the second quarter, the Company continued its analysis of procedures, key controls, related reporting and training and is continuing these efforts on an on-going basis. No other changes occurred in the Company’s internal controls concerning financial reporting during the Company’s second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are party to lawsuits arising in the normal course of business. It is the opinion of our management that the disposition of these various lawsuits will not individually or in the aggregate have a material adverse effect on our consolidated financial position or the results of operations.

On March 10, 2008, a statement of claim in Ontario Superior Court of Justice was filed by nineteen former FMI employees against Merrimac, FMI and FTG seeking damages for wrongful dismissal for approximately $1,000,000 (Canadian $977,000) following the sale of FMI’s assets to FTG. The former FMI employees are alleging that an employment contract existed between FMI and the plaintiffs and are seeking additional damages for termination of the alleged contract.  We have an Employment Practices Liability insurance policy that extends coverage to our subsidiaries.  The insurance carrier agreed to provide a defense in this matter on April 24, 2008 and they retained Canadian counsel to defend this claim.  Thus far we have paid fees and legal costs of $25,000 related to the matter, which is the deductible amount of the insurance policy. In accordance with the requirements of SFAS No. 5, after discussions with counsel, we believed at January 3, 2009 that an unfavorable outcome was probable and we estimated the amount of the probable loss, net of insurance coverage, to be $50,000 for which a provision was made. As of July 4, 2009, we believed the probable loss, net of insurance coverage, to be $20,000. Accordingly we adjusted their provision by approximately $30,000 in the second quarter of 2009.  We, and our insurance carrier, are defending these claims vigorously.

ITEM 1A. RISK FACTORS.

There have been no material changes to our Risk Factors from those presented in our Form 10-K for fiscal year 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 24, 2009, the Company held its Annual Stockholders Meeting at which the stockholders elected three members to the Company’s Board of Directors.  The stockholders of the Company elected Fernando L. Fernandez, Joel H. Goldberg and Ludwig G. Kuttner as Class I Directors whose term expire at the 2012 Annual Meeting.

The following sets forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, voted upon at the Company’s June 24, 2009 Annual Stockholders Meeting.

Election of Directors:

	For	Withheld	Abstain	Broker Non-Votes

Fernando L. Fernandez	1,909,418	637,499	-0-	-0-

Joel H. Goldberg	1,903,673	643,244	-0-	-0-

Ludwig G. Kuttner	2,084,481	462,436	-0-	-0-

Ratification of J.H. Cohn LLP as the Company’s independent registered public accounting firm.

For	Withheld	Abstain

2,532,955	608	13,354

The Company’s, three Class II directors, Edward H. Cohen, Arthur A. Oliner and Harold J. Raveché, and two Class I directors, Mason N. Carter and Timothy P. McCann, continued as directors after the Annual Stockholders Meeting and are serving terms expiring at the time of the Company’s annual meetings in 2010 and 2011, respectively, and until their respective successors have been duly elected and qualified.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

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

MERRIMAC INDUSTRIES, INC.
Date: August 17, 2009
	By:	/s/ Mason N. Carter
Mason N. Carter
Chairman, President and
Chief Executive Officer

Date: August 17, 2009	By:	/s/ J. Robert Patterson
J. Robert Patterson
Vice President, Finance and
Chief Financial Officer