Form 10-Q
period 2009-10-03
MERRIMAC INDUSTRIES INC
filed 2009-11-09
CIK 706864

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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
Yes ☐            No ☒

As of November 4, 2009, there were 2,992,456 shares of Common Stock, par value $.01 per share, outstanding.

MERRIMAC INDUSTRIES, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (UNAUDITED)

	Quarters Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
		(Restated)		(Restated)

Net sales	$8,271,178	$8,327,790	$23,966,766	$21,575,742

Costs and expenses:
Cost of sales	4,276,310	5,323,091	13,222,933	13,958,812
Selling, general and administrative	2,450,671	2,398,255	7,122,290	6,993,520
Research and development	101,665	105,114	318,187	852,513
Gain on sale of asset	-	-	(40,579)	-
	6,828,646	7,826,460	20,622,831	21,804,845

Operating income (loss)	1,442,532	501,330	3,343,935	(229,103)
Interest and other expense, net	(68,210)	(17,336)	(202,252)	(126,516)
Income (loss) from continuing operations net of income taxes	1,374,322	483,994	3,141,683	(355,619)
Provision for income taxes	443,279	10,000	686,014	10,000
Income (loss) from continuing operations	931,043	473,994	2,455,669	(365,619)

Income (loss) from discontinued operations, after
income taxes	-	(10,956)	50,505	(65,992)
Net income (loss)	$931,043	$463,038	$2,506,174	$(431,611)
Income (loss) per common share from continuing operations – basic	$0.31	$0.16	$0.83	$(0.13)
Income (loss) per common share from discontinued operations – basic	$-	$-	$0.01	$(0.02)
Net income (loss) per common share – basic	$0.31	$0.16	$0.84	$(0.15)

Income (loss) per common share from continuing operations – diluted	$0.31	$0.16	$0.82	$(0.13)
Income (loss) per common share from discontinued operations – diluted	$-	$-	$0.02	$(0.02)
Net income (loss) per common share – diluted	$0.31	$0.16	$0.84	$(0.15)

Weighted average number of shares outstanding-basic	2,986,022	2,948,037	2,966,501	2,940,112

Weighted average number of shares outstanding-diluted	3,013,986	2,965,537	3,000,131	2,940,112

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 3,	January 3,
	2009	2009
	(UNAUDITED)	(NOTE 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,219,940	$1,191,768
Accounts receivable, net of allowance for doubtful accounts of $30,000	7,559,992	5,765,575
Inventories, net	5,604,220	4,899,706
Other current assets	840,012	542,320
Costs and estimated earnings in excess of billings on uncompleted contracts	3,249,726	1,880,338
Total current assets	20,473,890	14,279,707

Property, plant and equipment	38,179,022	37,765,928
Less accumulated depreciation and amortization	30,433,635	28,556,441
Property, plant and equipment, net	7,745,387	9,209,487
Other assets	437,398	543,217
Total assets	$28,656,675	$24,032,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$291,667	$291,667
Accounts payable	700,737	794,351
Accrued liabilities	1,704,998	1,432,124
Customer deposits	2,137,761	654,133
Income taxes payable	213,565	17,448
Total current liabilities	5,048,728	3,189,723

Long-term debt, net of current portion	2,306,945	2,611,111
Deferred liabilities	50,621	64,254
Total liabilities	7,406,294	5,865,088

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share:
Authorized: 1,000,000 shares
No shares issued	–	–
Common stock, par value $.01 per share: 20,000,000 shares authorized; 3,355,361 and 3,315,229 shares issued; and 2,992,456 and 2,952,324 shares outstanding, respectively	33,554	33,153
Additional paid-in capital	20,956,407	20,379,924
Retained earnings	3,382,584	876,410
	24,372,545	21,289,487
Less treasury stock, at cost – 362,905 shares at October 3, 2009 and January 3, 2009	(3,122,164)	(3,122,164)
Total stockholders’ equity	21,250,381	18,167,323
Total liabilities and stockholders’ equity	$28,656,675	$24,032,411

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED OCTOBER 3, 2009
(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Totals
Balance, January 3, 2009	3,315,229	$33,153	$20,379,924	$876,410	362,905	$(3,122,164)	$18,167,323
Net income				2,506,174			2,506,174
Share-based compensation			344,856				344,856
Exercise of stock options	31,632	316	231,712				232,028
Vesting of restricted stock	8,500	85	(85)				-
Balance, October 3, 2009	3,355,361	$33,554	$20,956,407	$3,382,584	362,905	$(3,122,164)	$21,250,381

See accompanying notes.

MERRIMAC INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	October 3, 2009	September 27, 2008
Cash flows from operating activities:		Restated
Net income (loss)	$2,506,174	$(431,611)
Income (loss) from discontinued operations	50,505	(65,992)
Income (loss) from continuing operations	2,455,669	(365,619)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,933,210	1,907,668
Gain on sale of assets	(40,579)	–
Amortization of deferred financing costs	85,402	24,120
Share-based compensation	344,856	375,837
Changes in operating assets and liabilities:
Accounts receivable	(1,794,417)	(1,592,848)
Inventories	(704,514)	(15,207)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,369,388)	(1,185,909)
Other current assets	(297,692)	48,944
Other assets	20,417	69,311
Accounts payable	(93,614)	(38,436)
Accrued liabilities	272,874	(126,234)
Customer deposits	1,483,628	157,065
Income taxes payable	196,117	10,000
Deferred liabilities	(13,633)	2,215
Net cash provided by (used in) operating activities of continuing operations	2,478,336	(729,093)
Income (loss) from discontinued operations	50,505	(65,992)
Net cash provided by (used in) operating activities	2,528,841	(795,085)

Cash flows from investing activities:
Purchases of property, plant and equipment	(485,733)	(671,780)
Cash proceeds from sale of asset	57,202	664,282
Net cash used in investing activities	(428,531)	(7,498)

Cash flows from financing activities:
Borrowings under revolving credit facility	-	1,000,000
Repayment of long-term debt	(304,166)	(616,667)
Restricted cash returned	-	250,000
Proceeds from the exercise of stock options	232,028	28,331
Proceeds from Stock Purchase Plan sales	-	59,435
Net cash (used in) provided by financing activities	(72,138)	721,099

Net increase (decrease) in cash and cash equivalents	2,028,172	(81,484)

Cash and cash equivalents at beginning of period	1,191,768	2,004,471

Cash and cash equivalents at end of period	$3,219,940	$1,922,987
Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest on credit facilities	$222,651	$173,762
Income taxes	$490,000	$–

 See accompanying notes.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnote disclosures otherwise required by accounting principles generally accepted in the United States of America for a full fiscal year. The financial statements do, however, reflect all adjustments of a normal recurring nature, which are in the opinion of management, necessary for a fair presentation of the financial position of Merrimac Industries, Inc. (“Merrimac” or the “Company”) as of October 3, 2009 and its results of operations and cash flows for the periods presented. Results of operations of interim periods are not necessarily indicative of results for a full year.

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

Merrimac’s financial statements are presented in accordance with accounting standards set by the Financial Accounting Standards Board, commonly referred to as the “FASB.”  The FASB sets generally accepted accounting principles (“GAAP”) that the Company follows to ensure that reports of the Company’s financial condition, results of operations, and cash flows are presented on a consistent basis.  References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC (“ASC”).

We evaluated subsequent events through November 9, 2009, the date of financial statement issuance.

2. RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2009, the Company’s management determined that there were misstatements in the Company’s previously reported fiscal year 2008 quarterly financial statements.  These misstatements were due to a combination of factors and primarily affected work in process inventories and cost of goods sold as well as having a minor impact on accrued liabilities and selling, general and administrative expenses.  The main factors causing the misstatements were control deficiencies following the Company-wide conversion to an enterprise resource planning (ERP) software system and as a result of changes in personnel in the Company’s financial operations department.  The unaudited condensed impact of the errors found affected all three previously reported quarters of fiscal year 2008 and the restatement of the quarterly consolidated financial statements were presented in the Company’s fiscal year 2008 Form 10-K. The condensed consolidated statement of operations for the quarter and nine months ended September 27, 2008 and condensed consolidated statements of cash flows for the nine months ended September 27, 2008 presented herein are the restated condensed consolidated financial statements and throughout this Form 10-Q, where applicable, the restated condensed consolidated financial statements for the quarter ended and nine months ended September 27, 2008 are presented.

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

On December 28, 2007, the Company sold substantially all of the assets of its wholly-owned subsidiary, FMI, to Firan Technology Group Corporation (“FTG”), a manufacturer of high technology/high reliability printed circuit boards that has operations in Toronto, Ontario, Canada and Chatsworth, California. The transaction was effected pursuant to an asset purchase agreement entered into between Merrimac, FMI and FTG. The total consideration payable by FTG was $1,482,000 (Canadian $1,450,000) plus the assumption of certain liabilities of approximately $368,000 (Canadian $360,000). FTG paid $818,000 (Canadian $800,000) of the purchase price at closing and the balance was paid on February 21, 2008 following the conclusion of a transitional period.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The operating results of FMI, which were formerly represented as Merrimac’s microwave micro-circuitry segment for the quarters and nine months ended October 3, 2009 and September 27, 2008 are summarized as follows:

	Quarter Ended			Nine Months Ended
	October 3, 2009		September 27, 2008	October 3, 2009	September 27, 2008
Net sales		$-	$-	$-	$-
Income (loss) from discontinued operations before provision for income taxes		$-	$(10,956)	$50,505	$(65,992)
Provision for income taxes		-	-	-	-
Income (loss) from discontinued operations	$		$(10,956)	$50,505	$(65,992)

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

The Company accounts for all contracts, except those for the sale of off-the-shelf standard products, in accordance with the Revenue Recognition Topic of the ASC (“Revenue Recognition Topic”). Sales of off-the-shelf standard products and related costs of sales are recorded when title transfers to our customer, which is generally on the date of shipment, provided persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collection of the related receivable is probable.

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

Periodically, the Company has complex, long-term contracts for the engineering design, development and production of space electronics products for which revenue is recognized under the percentage-of-completion method. Sales and related contract costs for design and documentation services under this type of contract are recognized based on the cost-to-cost method. Sales and related contract costs for products delivered under these contracts are recognized on the units-of-delivery method. The Company has one contract which is primarily related to the design and development (and to a lesser extent, the production of space electronics) for which revenue under the entire contract is recognized under the percentage-of-completion method using the cost-to-cost method. For such contract, the Company has recognized costs and estimated earnings in excess of billings of approximately $3,250,000 at October 3, 2009.

Pursuant to the Revenue Recognition Topic, anticipated losses on all contracts are charged to operations in the period when the losses become known.

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

6. RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued guidance that clarifies the methods of measurement of a financial asset in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The guidance is effective for prior periods for which financial statements have not been issued.  The guidance is summarized in the Fair Value Measurements and Disclosures Topic of the ASC.  Management currently believes that the guidance will have no material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued accounting guidance for estimating the fair value of a financial asset when the volume and level of activity for the asset or liability have significantly decreased and reemphasized that regardless of market conditions, the fair value measurement is an exit price concept as defined in the FASB’s guidance issued in October, 2008 and noted above.  This guidance further amended earlier pronouncements on this topic to require interim disclosures of the valuation techniques and related inputs used to measure fair value and any changes to those valuation techniques and inputs.  This pronouncement also provided additional guidance on defining the major categories of equity and debt securities measured at fair value in meeting the disclosure requirements for these types of assets.  This guidance is to be applied prospectively beginning in the second quarter of fiscal year 2009.  This guidance is summarized in the Fair Value Measurements and Disclosures Topic of the ASC.  The adoption of this guidance by the Company did not have a material impact on the Company’s financial statements.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2008, the FASB issued guidance regarding the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this guidance is to improve the consistency between the useful life of a recognized asset and the period of expected cash flows used to measure the fair value of the asset under generally accepted accounting principles in the United States of America.  The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  This guidance is summarized in the Intangibles – Goodwill and Other Topic of the ASC.  The adoption of this guidance by the Company did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued a pronouncement that established principles and requirements for how an acquiring company recognized and measured in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired company and the goodwill acquired.  The pronouncement also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The pronouncement is effective for fiscal periods beginning after December 15, 2008.  The pronouncement is summarized in the Business Combinations Topic of the ASC.  The adoption of this pronouncement by the Company did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurements, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  The guidance shall be effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This guidance is summarized in the Business Combinations Topic of the ASC.  The adoption of this guidance by the Company did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued a pronouncement establishing accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The pronouncement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners.  The pronouncement is effective for fiscal periods beginning after December 15, 2008.  The pronouncement is summarized in the Consolidation Topic of the ASC.  The adoption of this pronouncement by the Company did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued a pronouncement changing the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under the pronouncement and its related interpretations, and (c) how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  The pronouncement is effective for fiscal years beginning after November 15, 2008.  The pronouncement is summarized in the Derivative and Hedging Topic of the ASC.  The adoption of this pronouncement by the Company did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB ratified guidance put forth by the Emerging Issues Task Force that relates to all investments accounted for under the equity method of accounting.  The guidance states that an entity shall measure its equity investment initially at cost.  Contingent consideration should only be included in the initial measurement of the equity method investment if it is required to be recognized by specific authoritative guidance other than that specified under the Business Combinations Topic of the ASC.  However, if any equity method investment agreement involves a contingent consideration arrangement in which the fair value of the investor’s share of the investee’s net assets exceeds the investor’s initial cost, a liability should be recognized.  An equity method investor is required to recognize other-than-temporary impairments of an equity method investment and shall account for a share issuance by the investee as if the investor had sold a proportionate share of its investment.  Any gain or loss to the investor resulting from an investee’s share issuance shall be recognized in earnings.  The guidance shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years and shall be applied prospectively.  The guidance is summarized in the Investments – Equity Method and Joint Ventures Topic of the ASC.  The adoption of this guidance by the Company did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued a pronouncement establishing general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The pronouncement, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The pronouncement was effective for the Company beginning July 4, 2009.  The pronouncement is summarized in the Subsequent Events Topic of the ASC.  The adoption of this pronouncement by the Company did not have a material impact on the Company’s interim or annual financial statements or the disclosures in those financial statements.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued a pronouncement that establishes the FASB ASC as the single sole source of authoritative generally accepted accounting principles recognized by the FASB to be applied by non-governmental entities.  The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The pronouncement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company has updated references to GAAP in its consolidated financial statements issued for the period ended October 3, 2009.  The adoption of this pronouncement did not impact the Company’s consolidated results of operations or financial position.

In June 2009, the FASB issued guidance relating to the determination of which entities, if any, have a controlling financial interest in a variable interest entity (“VIE”) from a quantitative based risk and rewards calculation.  The original calculation method was replaced with a qualitative approach that focuses on identifying which entities have the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE or the right to receive benefits from the VIE.  The update also requires ongoing assessments as to whether an entity is the primary beneficiary of a VIE, modifies the presentation of consolidated VIE assets and liabilities, and requires additional disclosures about a company’s involvement in VIE’s.  This guidance is effective for financial statements issued for interim and annual periods ending after November 15, 2009.  The guidance is summarized in the Consolidation Topic of the ASC.  Management is currently evaluating the effect that adoption of this guidance will have, if any, on the Company’s consolidated results of operations and financial position.

In September 2009, the FASB issued guidance relating to measurement of the fair value of certain investments, including those with fair values that are not readily determinable, on the basis of the net asset value per share of the investment (or its equivalent) if such net asset value is calculated in a manner consistent with the measurement principles in Financial Services Topic of the ASC as of the entity’s measurement date (measurement of all or substantially all of the underlying investments of the investee in accordance with the Fair Value Measurements and Disclosures guidance).  The guidance also requires enhanced disclosures about the nature and risks of investments within its scope that are measured at fair value on a recurring or nonrecurring basis.  This guidance is effective for the Company beginning October 4, 2009.  The guidance is summarized in the Fair Value Measurements and Disclosures Topic of the ASC.  Management is currently evaluating the effect that adoption of this guidance will have, if any, on the Company’s consolidated results of operations and financial position.

In October 2009, the FASB issued guidance removing the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the Fair Value Measurements and Disclosures guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements.  This update is effective for financial statements beginning on or after June 15, 2010 and can be applied prospectively or retrospectively.  The guidance is summarized in the Revenue Recognition Topic of the ASC.  Management is currently evaluating the effect that adoption of this guidance will have, if any, on the Company’s consolidated results of operations and financial position.

7. SHARE-BASED COMPENSATION

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of the Equity Topic and Compensation-Stock Compensation Topic of the ASC as they relate to share-based compensation (“Equity and Compensation Topic”) which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted the Equity and Compensation Topics using the modified prospective application method under which the provisions of the Equity and Compensation Topics apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the consolidated statement of operations over the remaining service period after the adoption date based on the award's original estimate of fair value.

Because of the Company’s net operating loss carryforwards, no tax benefits resulting from the exercise of stock options have been recorded, thus there was no effect on cash flows from operating or financing activities.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The components of share-based compensation expense in the statements of operations are as follows:

	Quarters Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Stock options	$107,000	$95,000	$294,000	$293,000
Restricted stock	17,000	17,000	51,000	64,000
Employee stock purchase plan	-	6,000	-	19,000
Total share-based compensation	$124,000	$118,000	$345,000	$376,000

For the quarters and nine months ended October 3, 2009 and September 27, 2008, share-based compensation expense was allocated as follows:

	Quarters Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008

Cost of sales	$48,000	$45,000	$129,000	$135,000
Selling, general and administrative	76,000	73,000	216,000	241,000
Total share-based compensation	$124,000	$118,000	$345,000	$376,000

The fair value of the options granted was estimated on the date of grant using the Black-Scholes option valuation model.

The following weighted average assumptions for options granted in the quarter and nine months ended October 3, 2009 and September 27, 2008 were utilized:

	2009	2008
Expected option life (years)	6.0	6.0
Expected volatility	63.71%	37.56%
Risk-free interest rate	2.53%	3.14%
Expected dividend yield	0.00%	0.00%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Share-Based Compensation Plans:

At October 3, 2009, the Company maintains share-based compensation arrangements under the following plans: (i) 1997 Long Term Incentive Plan; (ii) 2001 Stock Option Plan; (iii) 2006 Stock Option Plan; (iv) 2006 Key Employee Incentive Plan; and (v) 2006 Non-Employee Directors' Stock Plan (see Note 7 of Form 10-K).

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

At October 3, 2009, there were 448,350 options granted under the 2006 Stock Option Plan; 132 were exercised and 448,218 options were outstanding of which 196,282 were exercisable. Options are granted at the closing price of the Company’s shares on the American Stock Exchange on the date immediately prior to grant, pursuant to the 2006 Stock Option Plan.  Options available for grant under the 2006 Stock Option Plan were 51,650 at October 3, 2009.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At October 3, 2009, there were 67,200 options outstanding under the 1997 Long Term Incentive Plan and the 2001 Stock Option Plan, of which all were exercisable.  No options are available for future grant under the 1997 Long Term Incentive Plan or the 2001 Stock Option Plan.  Under the 1993 Stock Option Plan, there were no options outstanding or available for future grant.

A summary of all stock option activity and information related to all options outstanding for the nine months ended October 3, 2009 follows:

	Weighted- Average Exercise Price	Number of Shares	Average Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2009	$9.12	435,400
Granted	7.83	177,850
Exercised	7.34	(31,632)		$96,000
Expired	8.01	(49,400)
Forfeited	9.60	(16,800)
Outstanding at October 3, 2009	$8.87	515,418	7.8	$72,000
Exercisable at October 3, 2009	$9.62	263,482	6.3	$28,000

As of October 3, 2009, the total future compensation cost related to nonvested stock options not yet recognized in the statement of operations was $1,010,000.  Of that total, $155,000, $394,000, $283,000 and $178,000, are expected to be recognized in 2009, 2010, 2011 and 2012, respectively. As of October 3, 2009, there is no future compensation cost related to the employee stock purchase plan. There were 93,190 and 116,213 options vested during the nine months ended October 3, 2009 and September 27, 2008, respectively.

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

The Company issued a grant of 9,000 shares of restricted stock, 1,500 shares each, to its six non-employee directors, on June 24, 2009 and June 26, 2008. The per-share price of the grant was $7.82 and $5.15, respectively (the closing price of the Company’s shares on The American Stock Exchange on the date immediately prior to the grant, pursuant to the terms of the plan). One third of such restricted stock vests on each anniversary of the grant date over a three-year period.  Share-based compensation expense for the quarter and nine months ended October 3, 2009, related to the grants of restricted stock, was approximately $17,000 and $51,000, respectively, which was based on a straight-line amortization. Share based compensation expense for the quarter and nine months ended September 27, 2008, related to the grants of restricted stock, was approximately $17,000 and $64,000, respectively, which was based on a straight-line amortization. Restricted shares of common stock available for grant under the 2006 Non-Employee Directors’ Stock Plan were 62,500 at October 3, 2009.

A summary of unvested restricted stock activity and information related to all restricted stock outstanding follows:

	Weighted-Average Grant-Day Fair Value	Shares
Outstanding at January 3, 2009	$7.36	17,500
Granted	7.82	9,000
Vested	8.07	(8,500)
Outstanding at October 3, 2009	$7.26	18,000

As of October 3, 2009, the total future compensation cost related to the 2006 Non-Employee Directors’ Stock Plan not yet recognized in the statement of operations was $108,000.  Of that total, $17,000, $51,000, $30,000 and $10,000 are expected to be recognized in 2009, 2010, 2011 and 2012, respectively.

The Company elected to adopt the detailed method provided in the Equity and Compensation Topics for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of the provisions of the Equity and Compensation Topics.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 8. INVENTORIES

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor and manufacturing overhead related to the purchase and production of inventories.

Inventories consist of the following:

	October 3, 2009	January 3, 2009
Finished goods	$585,178	$700,174
Work in process	2,112,775	1,837,324
Raw materials and purchased parts	2,906,267	2,362,208
Totals	$5,604,220	$4,899,706

9. CURRENT AND LONG-TERM DEBT

The Company was obligated under the following debt instruments at October 3, 2009 and January 3, 2009:

	October 3, 2009		January 3, 2009
Wells Fargo Bank N.A.:
Revolving line of credit, 1.00% above prime (prime having a 5% floor limit for loan purposes)	$		$	
Equipment loan, due September 29, 2011, 1.00% above prime (prime having a 5% floor limit for loan purposes) 6.00% at October 3, 2009		279,167		458,333
Mortgage loan, due September 29, 2011, 1.50% above prime (prime having a 5% floor limit for loan purposes) or LIBOR plus 3.5%, 6.50% at October 3, 2009		2,319,445		2,444,445
		2,598,612		2,902,778
Less current portion		291,667		291,667
Long-term portion		$2,306,945		$2,611,111

On September 29, 2008, the Company entered into a credit facility with Wells Fargo Bank, N.A. (“WFB”) (the “Wells Fargo Credit Facility”) which replaced the credit facility with Capital One, N.A. On September 30, 2008, the Company repaid all outstanding amounts under the credit facility with Capital One, N.A. with the proceeds of the Wells Fargo Credit Facility.  The Wells Fargo Credit Facility consists of a three-year $5,000,000 collateralized revolving credit facility, a three-year $500,000 equipment term loan and a three-year $2,500,000 real estate term loan.  The revolving line of credit is subject to an availability limit under a borrowing base calculation of 85% of eligible domestic accounts receivable with a sublimit of $5,000,000 and 30% of eligible inventories with a sublimit of $400,000.  The revolving line of credit is also subject to a minimum borrowing base availability of $500,000.  As of October 3, 2009, the Company had a borrowing base of approximately $3,730,000 and availability under the credit facility as of October 3, 2009 of approximately $3,230,000. The revolving line of credit expires September 29, 2011.  The revolving line of credit bears interest at the prime rate plus one percent, with the prime rate having a floor limit of 5% for loan purposes.  The Company may request a LIBOR quote for an initial minimum of $1,000,000 with subsequent requests at a minimum of $500,000.  No more than three such requests may be active at any point in time.  LIBOR advances bear interest at the LIBOR rate plus 3.25% for a credit advance, or 3.50% for a term loan.   The equipment loan is required to be repaid in equal monthly installments of $13,900 based on a four-year amortization period.  The real estate loan is required to be paid in equal monthly installments of $10,400 amortized over a 180 month time period, with any unpaid principal and interest due and payable on the termination date of September 29, 2011.

Interest expense for the nine months ended October 3, 2009 was approximately $223,000.

In the second quarter of 2009, the Company sold equipment for approximately $57,000 and all of the proceeds were used to pay down the Wells Fargo equipment loan.

The Wells Fargo Credit Facility is collateralized by substantially all of the Company’s assets.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The credit facility requires the Company to maintain certain financial covenants, including a minimum debt service coverage ratio of not less than 1.1 to 1.0 and minimum net income.  For the quarter ended October 3, 2009 and for the quarters ended October 3, 2009 and beyond, net income is not to be less than 75% of the Company’s projected net income or not more than 100% of the Company’s projected net loss.  Additionally, the credit facility prohibits incurring or contracting to incur capital expenditures exceeding $600,000 in the year ending January 2, 2010 and $600,000 in each subsequent year.  The Company also must also not permit the amount due from its affiliate in Costa Rica, Multi-Mix Microtechnology S.R.L., to exceed $5,000,000 through the quarter ending October 3, 2009 and each fiscal quarter thereafter.  The credit agreement contains other standard covenants related to the Company’s operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends, the sale of certain assets and other corporate transactions, without Wells Fargo’s consent.  The Company was in compliance with all of its financial covenants as of October 3, 2009.

At October 3, 2009 and January 3, 2009, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

10. WARRANTIES

The Company's standard catalog items, as well as products sold under contracts, have warranty obligations. With the exception of a very limited number of contracts, all of the Company’s products have a one-year warranty.  For items sold with extended warranties, estimated warranty costs for each contract are determined based on the contract terms and technology-specific issues. The Company accrues estimated warranty costs at the time of sale and any additional amounts are recorded when such costs are probable and can be reasonably estimated. Warranty expense was approximately $19,000 and $12,000 for the quarters ended October 3, 2009 and September 27, 2008, respectively.  Warranty expense was approximately $26,000 and $77,000 for the nine months ended October 3, 2009 and September 27, 2008, respectively. The warranty reserve was $165,000 and $200,000 at October 3, 2009 and January 3, 2009, respectively.

11. INCOME TAXES

The Company recorded a tax provision of $443,000 for the quarter ended October 3, 2009, based on income from continuing operations before taxes of $1,374,000.  In 2008, the Company recorded a tax provision of $10,000 for the quarter ended September 27, 2008 based on income from continuing operations before taxes of $484,000.  The Company’s effective tax rate for the quarters ended October 3, 2009 and September 27, 2008 was 32% and 2%, respectively.  The provision for income taxes is based on Federal, state and foreign income taxes, and has been reduced due to the utilization of net operating loss carryovers.

The Company recorded a $686,000 provision for income taxes for the nine months ended October 3, 2009 based on income from continuing operations before taxes of $3,142,000.  For the nine months ended September 27, 2008, the Company recorded a tax provision of $10,000 based on the loss from continuing operations before taxes of $356,000.  The Company’s effective tax rate for the nine months ended October 3, 2009 and September 27, 2008 is 22% and 0%, respectively.  The provision for income taxes is based on federal, state and foreign income taxes, and has been reduced due to the utilization of net operating loss carryovers.

As of January 3, 2009, the Company had deferred tax assets of approximately $1.1 million related to net operating loss carryforwards a portion of which has been used to reduce the Company’s taxable income in the first nine months of 2009. The Company had net operating loss carryforwards of approximately $3.2 million as of January 3, 2009 and based on the nine months income from continuing operations before income taxes the Company anticipates it will fully utilize the net operating loss carryforwards in 2009.  A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. As a result of the original assessment, the Company established a full valuation allowance for its remaining U.S. net deferred tax assets. This assessment continued unchanged from 2003 through the third quarter of 2009. The Company will continue to evaluate the realizability of its deferred tax assets and liabilities on a periodic basis, and will adjust such amounts in light of changing facts and circumstances.

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

On December 31, 2006, the Company adopted the provision of the Incomes Taxes Topic of the ASC (“Income Tax Topic”), which clarifies the accounting for uncertainty in tax positions.  As of that date the Company had no uncertain tax positions and did not record any additional benefits or liabilities.  At October 3, 2009 and January 3, 2009, the Company had no uncertain tax positions and did not record any additional benefits or liabilities.  The Company will recognize any accrued interest or penalties related to unrecognized tax benefits within the provision for income taxes.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Because of the net loss for the nine months ended September 27, 2008 approximately 430,000 shares underlying stock options were excluded from the calculation of diluted net loss per share, respectively, as the effect would be anti-dilutive. For the quarter and nine months ended October 3, 2009, 315,668 shares underlying options were excluded from the calculation of diluted net income per share because the options did not have any intrinsic value.

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average number of shares outstanding basic and diluted is as follows:

	Quarter Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net income (loss) for basic and diluted computations	$931,043	$463,038	$2,506,174	$(431,611)

Weighted average number of shares outstanding - basic	2,986,022	2,948,037	2,966,501	2,940,112
Dilutive effect of options and restricted stock	27,964	17,500	33,630	-
Weighted average number of shares outstanding - diluted	3,013,986	2,965,537	3,000,131	2,940,112
Earnings per common share
Basic	$0.31	$0.16	$0.84	$(0.15)
Diluted	$0.31	$0.16	$0.84	$(0.15)

14. RELATED PARTY TRANSACTIONS

During the third quarter and first nine months of 2009, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $50,000 and $211,000, respectively, for providing legal services to the Company. During the third quarter and first nine months of 2008, the Company's outside general counsel Katten Muchin Rosenman LLP was paid $73,000 and $242,000, respectively, for providing legal services to the Company. A director of the Company is counsel to Katten Muchin Rosenman LLP but does not share in the fees that the Company pays to such law firm and his compensation is not based on such fees.

During 2009 and 2008, the Company retained Career Consultants, Inc. and SK Associates to perform executive searches and to provide other services to the Company. The Company paid an aggregate of $0 and $17,000 to these companies during the third quarter and first nine months of 2009, respectively.  The Company paid an aggregate of $1,000 and $4,000 to these companies during the third quarter and first nine months of 2008, respectively. A director of the Company is the chairman and chief executive officer of these companies.

During each of the third quarter and first nine months of 2009 and 2008, a director of the Company was paid $9,000 and $27,000, respectively, for providing technology-related consulting services to the Company.

The Company has an agreement with DuPont Electronic Technologies (“DuPont”), a stockholder and the employer of a director, for providing technological and marketing-related personnel and services on a cost-sharing basis to the Company under the Technology Agreement dated February 28, 2002. No payments were made to DuPont during the third quarter and the first nine months of 2009 or 2008. A director of the Company is an officer of DuPont, but does not share in any of these payments.

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

MERRIMAC INDUSTRIES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Generally, if any person or group acquires beneficial ownership of 12.5% or more of the Company's outstanding Common Stock, each Right (other than Rights held by such acquiring person or group) will be exercisable, at the $25.00 purchase price, for a number of shares of Common Stock having a market value of $50.00. Upon an acquisition of the Company, each Right (other than Rights held by the acquirer) will generally be exercisable, at the $25.00 purchase price, for a number of shares of common stock of the acquirer having a market value of $50.00. In certain circumstances, each Right may be exchanged by the Company for one share of Common Stock. On March 19, 2009 the plan was amended to extend the expiration date, from March 19, 2009 to December 31, 2009 unless earlier exchanged or redeemed at $0.01 per Right.

16.  LEGAL PROCEEDINGS

On March 10, 2008, a statement of claim in Ontario Superior Court of Justice was filed by nineteen former FMI employees against the Company, FMI and FTG, which sought damages for wrongful dismissal for approximately $1,000,000 (Canadian $977,000) following the sale of FMI’s assets to FTG. The former FMI employees alleged that an employment contract existed between FMI and the plaintiffs and sought additional damages for termination of the alleged contract.  On August 18, 2009 the Company agreed to settle the claim for a total of $66,595 (Canadian $70,000) of which $47,568 (Canadian $50,000) was paid for by the Company’s Employment Practices Liability insurance policy that extends coverage to the Company’s subsidiaries.  The total amount paid by the Company related to this matter including the settlement amount, legal fees and the deductible amount of the insurance policy was $44,027.

17. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of October 3, 2009 and January 3, 2009 because of the relative short maturity of these instruments. At October 3, 2009 and January 3, 2009, the fair value of the Company's debt approximates carrying value. The fair value of the Company's long-term debt is estimated based on current interest rates.

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

We anticipate that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2009 by approximately $2,000,000. We intend to issue commitments to purchase approximately $110,000 of capital equipment from various vendors for the remainder of 2009 and we anticipate that such equipment will be purchased and become operational during the remainder of 2009.  Our planned equipment purchases and other commitments are expected to be funded through cash resources and cash flows expected to be generated from operations, and supplemented by our $5,000,000 revolving credit facility with Wells Fargo.

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

The operating results of FMI, formerly represented as our microwave micro-circuitry segment, on the condensed consolidated financial statements for the quarters and nine months ended October 3, 2009 and September 27, 2008 are summarized as follows:

	Quarter Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales	$-	$-	$-	$-
Income (loss) from discontinued operations before provision for income taxes	$-	$(10,956)	$50,505	$(65,992)
Provision for income taxes	-	-	-	-
Income (loss) from discontinued operations	$-	$(10,956)	$50,505	$(65,992)

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

We account for all contracts, except those for the sale of off-the-shelf standard products, in accordance with the Revenue Recognition Topic of the ASC (“Revenue Recognition Topic”).

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

Periodically, we have complex, long-term contracts for the engineering design, development and production of space electronics products for which revenue is recognized under the percentage-of-completion method. Sales and related contract costs for design and documentation services under this type of contract are recognized based on the cost-to-cost method. Sales and related contract costs for products delivered under these contracts are recognized on the units-of-delivery method. We have one contract, which is primarily related to the design and development (and to a lesser extent, the production of space electronics) for which revenue under the entire contract is recognized under the percentage-of-completion method using the cost-to-cost method. For such contract, we have recognized revenues, costs and estimated earnings in excess of billings of approximately $3,250,000 at October 3, 2009.

Pursuant to the Revenue Recognition Topic, anticipated losses on all contracts are charged to operations in the period when the losses become known.

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

Valuation of Deferred Tax Assets

As of October 3, 2009, we have significant deferred tax assets resulting from net operating loss carryforwards, tax credit carryforwards and deductible temporary differences, a portion of which has been used to reduce our income tax in the first nine months of 2009. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company's 2002, 2003, 2006 and 2007 net losses have weighed heavily in the Company's overall assessments. We established a full valuation allowance for our remaining U.S. net deferred tax assets as a result of our assessment at December 28, 2002. This assessment continued unchanged from 2003 through the third quarter of 2009.

The following table reflects the percentage relationships of items from the Condensed Consolidated Statements of Operations as a percentage of net sales.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS SUMMARY
(UNAUDITED)

	Percentage of Net Sales		Percentage of Net Sales
	Quarters Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2009	2008	2009	2008
		Restated		Restated
Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	51.7	63.9	55.2	64.7
Selling, general and administrative	29.6	28.8	29.7	32.4
Research and development	1.3	1.3	1.3	4.0
Gain on sale of asset	-	-	(0.2)	-
	82.6	94.0	86.0	101.1

Operating income (loss)	17.4	6.0	14.0	(1.1)
Interest and other expense, net	(0.8)	(0.2)	(0.8)	(0.6)

Income (loss) from continuing operations before income taxes	16.6	5.8	13.2	(1.7)
Provision for income taxes	5.3	0.1	2.9	-
Income (loss) from continuing operations	11.3	5.7	10.3	(1.7)

Income (loss) from discontinued operations after income taxes	-	(0.1)	0.2	(0.3)
Net income (loss)	11.3%	5.6%	10.5%	(2.0)%

THIRD QUARTER AND FIRST NINE MONTHS OF 2009 COMPARED TO THE THIRD QUARTER AND FIRST NINE MONTHS OF 2008

Net sales.

Net sales in the third quarter of 2009 were relatively flat compared to the third quarter of 2008. Net sales decreased $57,000 or 0.7% to $8,271,000, from the third quarter of 2008 net sales of $8,328,000.  Net sales for the first nine months of 2009 increased $2,391,000 or 11.1% to $23,967,000 compared to $21,576,000 for the first nine months of 2008.  The increase in net sales for the first nine months of 2009 is primarily due to our focused strategy concentrating on aerospace and defense markets.  This strategy has resulted in more orders from our key aerospace and defense customers including increased sales of Multi-Mix® products to defense industry related customers.

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

The following table presents key performance measures that we use to monitor our operating results for the nine months ended October 3, 2009 and September 27, 2008:

	Nine Months Ended
	October 3, 2009	September 27, 2008
Beginning backlog	$20,967,000	$17,991,000
Plus orders	27,789,000	24,688,000
Less net sales	23,967,000	21,576,000
Ending backlog	$24,789,000	$21,103,000
Book-to-bill ratio	1.16	1.14

Orders of $27,789,000 were received during the first nine months of 2009, an increase of $3,101,000 or 12.6% compared to $24,688,000 in orders received during the first nine months of 2008. Backlog increased by $3,686,000 or 17.5% to $24,789,000 at the end of the first nine months of 2009 compared to $21,103,000 at the end of the first nine months of 2008. The book-to-bill ratio as of the end of the first nine months of 2009 was 1.16 to 1 compared to 1.14 to 1 for the first nine months of 2008. We continue to receive a consistently high level of orders that are in line with our projections and we expect our book- to-bill ratio to exceed 1.0 to 1 for 2009.

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

Cost of sales and gross profit.

Gross profit and gross profit percentage increased for both the third quarter and first nine months of 2009 compared to the same periods in 2008. Gross profit for the third quarter of 2009 increased $990,000 or 32.9%, to $3,995,000 compared to $3,005,000 for the third quarter of 2008.  Gross profit percentage for the third quarter of 2009 was 48.3% compared to 36.1% for the third quarter of 2008. Gross profit for the first nine months of 2009 increased 41.1% or $3,127,000 to $10,744,000 from $7,617,000 in the first nine months of 2008. Gross profit percentage for the first nine months of 2009 was 44.8% compared to 35.3% for the first nine months of 2008.

The increase in consolidated gross profit in the third quarter was due to the increase in gross profit percentage.  The improved gross profit percentage in the third quarter of 2009 compared to the third quarter of 2008 was primarily due to several orders that shipped in third quarter of 2009 with above average gross profit margins while the same quarter last year had four large orders that shipped with very low gross profit margins.  The increase in consolidated gross profit in the first nine months of 2009 compared to the same period in 2008 was due to the combination of improved gross profit percentage and an increase in net sales.  The increase in net sales also had a favorable impact on our gross profit percentage in the third quarter and first nine months of 2009, allowing us to better absorb fixed manufacturing costs.

Selling, general and administrative expenses.

Selling, general and administrative expenses were $2,451,000 for the third quarter of 2009, an increase of $52,000 or 2.2%, compared to $2,398,000 in the third quarter of 2008.  The increase in expenses for the third quarter of 2009 was primarily due to an increase in commissions that was offset in part by the restructuring charges incurred in the third quarter of 2008 that did not recur in 2009. When expressed as a percentage of net sales, selling, general and administrative expenses increased from 28.8% of sales in the third quarter of 2008 to 29.6% of sales in the third quarter of 2009. For the first nine months of 2009, selling, general and administrative expenses were $7,122,000 compared to $6,994,000 in the first nine months of 2008 an increase of $129,000 or 1.8%. The increase in such expenses for the first nine months of 2009 was primarily due to higher professional fees and commissions that were largely offset by decreases in selling, marketing and proposal expenses. When expressed as a percentage of net sales, selling, general and administrative expenses decreased from 32.4% of sales in the first nine months of 2008 to 29.7% of sales in the first nine months of 2009.

Research and development expenses.

Research and development costs decreased in both the third quarter and first nine months of 2009.  Research and development costs in the third quarter of 2009 were $102,000 compared to $105,000 in 2008, a decrease of $3,000 or 3.3%. Research and development costs for the first nine months of 2009 were $318,000 compared to $853,000 in 2008, a decrease of $534,000 or 62.7%. The decrease reflects our decision to focus our research and development efforts on military and space applications and reduce our investment in speculative commercial applications. Substantially all of the research and development expenses were related to Multi-Mix® Microtechnology process enhancements.

Operating income (loss).

Operating income for the third quarter and first nine months of 2009 was $1,443,000 and $3,344,000, respectively, compared to an operating income of $501,000 for the third quarter of 2008 and an operating loss of $229,000 in the first nine months of 2008. The improvement in operating income for the third quarter 2009 was primarily due to the improved gross profit resulting from increased gross profit percentages.  The improvement in operating income for the first nine months of 2009 was due to a combination of improved gross profit, resulting from the increase in net sales and improved gross profit percentages, and the decrease in research and development costs compared to the first nine months of 2008.

Interest and other expense, net.

Interest and other expense, net was $68,000 for the third quarter of 2009 compared to interest and other expense, net of $17,000 for the third quarter of 2008. Interest and other expense, net was $202,000 for the first nine months of 2009 compared to interest and other expense, net of $127,000 for the first nine months of 2008. The interest expense was principally incurred on borrowings under the term loans, which were financed by Wells Fargo in the third quarter and first nine months of 2009 and Capital One in the third quarter and first nine months of 2008. The increase in interest expense in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 was primarily due to increased amortization of loan costs for the Wells Fargo Credit Facility compared to the amortization of the Capital One loan costs.

Income taxes.

Provision for income tax expense was $443,000 and $686,000 in the third quarter and first nine months of 2009 compared to $10,000 in each of the third quarter and first nine months of 2008. The provision for income taxes in the third quarter and first nine months of 2009 is based on the expectation that we will fully utilize our net operating loss carryforwards in 2009.

As of January 3, 2009, we had deferred tax assets of approximately $1.1 million related to net operating loss carryforwards, a portion of which has been used to reduce our taxable income in the first nine months of 2009. A valuation allowance is required when management assesses that it is more likely than not that all or a portion of a deferred tax asset will not be realized. Our 2002, 2003, 2006 and 2007 net losses have weighed heavily in our overall assessments. As a result of the original assessment, we established a full valuation allowance for our remaining U.S. net deferred tax assets. This assessment continued unchanged from 2003 through the first nine months of 2009.

On December 31, 2006, we adopted the provisions of the Income Taxes Topic of the ASC (“Income Taxes Topic”), which clarifies the accounting for uncertainty in tax positions.  As of that date we had no uncertain tax positions and did not record any additional benefits or liabilities.  At October 3, 2009 and September 27, 2008, we had no uncertain tax positions and did not record any additional benefits or liabilities.  We will recognize any accrued interest or penalties related to unrecognized tax benefits within the provision for income taxes.

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

Discontinued operations.

Income from discontinued operations was $0 and $51,000 in the third quarter and first nine months of 2009, respectively, compared to a loss from discontinued operations of $11,000 and $66,000 in the third quarter and first nine months of 2008, respectively. Accordingly the income from discontinued operations for the third quarter and first nine months of 2009 was $0.00 and $0.01 per share, basic, respectively, compared to a loss from discontinued operations for the third quarter and first nine months of 2008 of $0.00 and $0.02 per share, basic, respectively. Income from discontinued operations for the third quarter and first nine months of 2009 was $0.00 and $0.02 per share, diluted, respectively, compared to a loss from discontinued operations for the third quarter and first nine months of 2008 of $0.00 and $0.02 per share, diluted, respectively. Although there was income from discontinued operations for the first nine months of 2009, there may be some costs later in the year of 2009 that pertain to discontinued operations.

Net income (loss).

For the reasons set forth above, net income for the third quarter and first nine months of 2009 was $931,000 and $2,506,000, respectively, compared to a net income of $463,000 for the third quarter of 2008 and a net loss of $432,000 in the first nine months of 2008. Net income per share, basic and diluted for the third quarter of 2009 was $0.31 compared to net income per share, basic and diluted of $0.16 for the third quarter of 2008.   For the first nine months of 2009 net income per share basic and diluted was $0.84, compared to a net loss per share, basic and diluted, of $0.15 for the first nine months of 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had liquid resources comprised of cash and cash equivalents totaling approximately $3,220,000 at the end of the first nine months of 2009 compared to approximately $1,192,000 at the end of 2008. The cash position increased primarily as a result of our operating income during the last three quarters and an increase in customer deposits. Our working capital was approximately $15,425,000 at the end of the first nine months of 2009 compared to $11,100,000 in 2008.  Our current ratio was 4.1 to 1 at the end of the first nine months of 2009 compared to 4.5 to 1 in 2008.  At October 3, 2009, we had available borrowing capacity under our revolving line of credit of $1,240,000.

Our operating activities from continuing operations provided cash flows of $2,478,000 during the first nine months of 2009 compared to a use of $729,000 of operating cash flows during the first nine months of 2008. The cash provided by operating activities in the first nine months of 2009 was mainly due to the net income from continuing operations of $2,456,000, depreciation and amortization of $1,933,000 and an increase in customer deposits of $1,484,000.  These were offset in part by an increase in accounts receivable of $1,794,000, resulting from higher sales, an increase in inventories of $705,000 needed to meet production needs and increase in costs and estimated earnings in excess of billing of $1,369,000. The primary uses of operating cash flows from continuing operations for the first nine months of 2008 were an increase in accounts receivable of $1,593,000, an increase in costs and estimated earnings in excess of billing of $1,186,000 and the net loss from continuing operations of $366,000.  These were offset in part by depreciation and amortization of $1,908,000.

In the first nine months of 2009, our net cash used in investing activities was $429,000 compared to the net cash used in investing activities of $7,000 in the first nine months of 2008.  The cash used in investing activities in the first nine months of 2009 was attributable to the net cash investments in property, plant and equipment of $486,000, which was offset in part by proceeds from the sale of assets of $57,000.  In 2008, the net cash used in investing activities was due to the net cash investments in property, plant and equipment of $672,000 which was largely offset by the cash proceeds from the sale of discontinued operations of $664,000. The capital expenditures in the first nine months of 2009 and 2008 were primarily related to new production and test equipment.

 Our net cash used in financing activities was $72,000 in the first nine months of 2009 compared to net cash provided by financing activities of $721,000 in 2008.  In 2009, the net cash used in financing activities was a result of the repayment of long-term debt of $304,000, which was largely offset by the proceeds from the exercise of stock options of $232,000.  In 2008, the net cash provided by financing activities was primarily due to borrowings of $1,000,000 under the revolving line of credit and the return of restricted cash of $250,000.  These were offset in part by the repayment of long-term debt of $617,000.

We expect our planned equipment purchases and other commitments to be funded through cash resources and cash flows expected to be generated from operations and supplemented by our $5,000,000 revolving credit facility.

On September 29, 2008, we entered into a credit facility with Wells Fargo Bank, N.A. (“WFB”) (the “Wells Fargo Credit Facility”) which replaced our credit facility with Capital One, N.A. On September 30, 2008, we repaid all outstanding amounts under the credit facility with Capital One, N.A. with the proceeds of the Wells Fargo Credit Facility.  The Wells Fargo Credit Facility consists of a three-year $5,000,000 collateralized revolving credit facility, a three-year $500,000 equipment term loan and a three-year $2,500,000 real estate term loan.  The revolving line of credit is subject to an availability limit under a borrowing base calculation of 85% of eligible domestic accounts receivable with a sublimit of $5,000,000 and 30% of eligible inventories with a sublimit of $400,000.  The revolving line of credit is also subject to a minimum borrowing base availability of $500,000.  As of October 3, 2009, we had a borrowing base of approximately $3,730,000 and availability under the credit facility as of October 3, 2009 of approximately $3,230,000. The revolving line of credit expires September 29, 2011.  The revolving line of credit bears interest at the prime rate plus one percent, with the prime rate having a floor limit of 5% for loan purposes.  We may request a LIBOR quote for an initial minimum of $1,000,000 with subsequent requests at a minimum of $500,000.  No more than three such requests may be active at any point in time.  LIBOR advances bear interest at the LIBOR rate plus 3.25% for a credit advance, or 3.50% for a term loan.   The equipment loan is required to be repaid in equal monthly installments of $13,900 based on a four-year amortization.  The real estate loan is required to be paid in equal monthly installments amortized over a 180 month time period, with any unpaid principal and interest due and payable on the termination date of September 29, 2011. The two term loans require mandatory prepayment subject to a prepayment fee of 1%-2% of the outstanding balance should the appraised value of the collateral fall below certain levels.

The equipment term loan bears interest at the prime (with a floor of 5%) rate plus 1%.  The real estate term loan bears interest at the prime rate (with a floor of 5%) plus 1.50% or LIBOR plus 3.50%.

The Wells Fargo Credit Facility is collateralized by substantially all of our assets.

The credit facility requires us to maintain certain financial covenants, including a minimum debt service coverage ratio of not less than 1.1 to 1.0 and minimum net income.  For the quarter ended October 3, 2009 and for the quarters ending October 3, 2009 and beyond, net income is not to be less than 75% of our projected net income and not more than 100% of our projected net loss.  Additionally, the credit facility prohibits us from incurring or contracting to incur capital expenditures exceeding $600,000 in the year ending January 2, 2010 and $600,000 in each subsequent year-end.  We also must also not permit the amount due from our affiliate in Costa Rica, Multi-Mix Microtechnology S.R.L to exceed $5,000,000 through the quarter ending October 3, 2009 and each fiscal quarter thereafter.  The credit agreement contains other standard covenants related to our operations, including prohibitions on the creation of additional liens, the incurrence of additional debt, the payment of dividends the sale of certain assets and other corporate transactions, without Wells Fargo’s consent.  We were in compliance with all of our financial covenants as of October 3, 2009.

In the second quarter of 2009, we sold equipment for approximately $57,000 and all of the proceeds were used to pay down the Wells Fargo equipment loan.

As of October 3, 2009, under the Wells Fargo Credit Facility, we had no amount outstanding under the revolving credit facility, $279,167 outstanding under the equipment term loan and $2,319,445 outstanding under the real estate term loan.

At October 3, 2009 and January 3, 2009, the fair value of our debt approximates carrying value. The fair value of our long-term debt is estimated based on current interest rates.

Depreciation and amortization expenses exceeded capital expenditures for production equipment during the first nine months of 2009 by approximately $1,447,000, and we anticipate that depreciation and amortization expenses will exceed capital expenditures in fiscal year 2009 by approximately $2,000,000. We intend to issue commitments to purchase $110,000 of capital equipment from various vendors for the remainder of 2009. We anticipate that such equipment will be purchased and become operational during 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 6, "Recent Accounting Pronouncements", to the Company's Condensed Consolidated Financial Statements for a discussion of recently issued accounting standards.

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

ITEM 4(T). CONTROLS AND PROCEDURES

As of October 3, 2009, (the end of the period covered by this report), the Company's management carried out an evaluation with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2009, the Company's disclosure controls and procedures were effective. There have been no changes in our internal control over financial reporting that occurred during the Company’s third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 10, 2008, a statement of claim in Ontario Superior Court of Justice was filed by nineteen former FMI employees against Merrimac, FMI and FTG, which sought damages for wrongful dismissal for approximately $1,000,000 (Canadian $977,000) following the sale of FMI’s assets to FTG. The former FMI employees alleged that an employment contract existed between FMI and the plaintiffs and sought additional damages for termination of the alleged contract.  On August 18, 2009 we agreed to settle the claim for a total of $66,595 (Canadian $70,000) of which $47,568 (Canadian $50,000) was paid for by the Company’s Employment Practices Liability insurance policy that extends coverage to the Company’s subsidiaries.  The total amount paid by the Company related to this matter including the settlement amount, legal fees and the deductible amount of the insurance policy was $44,027.

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

MERRIMAC INDUSTRIES, INC.

Date: November 9, 2009
	By:	/s/ Mason N. Carter
Mason N. Carter
Chairman, President and
Chief Executive Officer

Date: November 9, 2009	By:	/s/ J. Robert Patterson
J. Robert Patterson
Vice President, Finance and
Chief Financial Officer